Form 10KSB
period 1996-12-31
SEAFOODS PLUS LTD
filed 1997-03-31
CIK 1024022

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549

                                         FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

        For the fiscal year ended December 31, 1996

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                                 Commission File No. 0-21853

                                     SEAFOODS PLUS, LTD.
                        (Name of Small Business Issuer in its Charter)

                UTAH                                 87-0413539
     (State or Other Jurisdiction of               (I.R.S. Employer
      incorporation or organization)                   ID. No.)

                                5525 South 900 East, Suite 110
                                  Salt Lake City, Utah 84117
                           (Address of Principal Executive Offices)

                          Issuer's Telephone Number: (801) 262-8844


Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: One Mill ($0.001) par value common voting stock.

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes X    No     (2)   Yes      No X
         ---     ---           ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
December 31, 1996 - $ - 0 -

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 1, 1997 - $261. There are approximately 260,735 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "established public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

                                Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                March 25, 1997

                                   2,000,012


DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                    PART I

Item 1.  Description of Business.

Business Development
--------------------

     Seafoods Plus, Ltd. (the "Company") was organized under the laws of the State of Utah on August 11, 1983, under the name "Communitra Energy, Inc." The Company was incorporated for the primary purpose of investing in oil, gas and mineral leases and/or products.

     The Company was initially authorized to issue a total of 50,000,000 shares of common stock having a par value of one mill ($0.001) per share, with fully-paid stock not to be liable for further call or assessment. Copies of the Company's initial Articles of Incorporation and Bylaws are attached as exhibits and are incorporated in the post-effective amendment to Registration Statement on Form 10-SB-A1, as filed on March 31, 1997. See the Exhibit Index, Part III.

     At the Company's inception, the Board of Directors authorized the issuance of 1,275,000 "unregistered" and "restricted" shares of its common stock to directors, executive officers and persons who may be deemed to have been promoters or founders of the Company for the total consideration of $3,000.

     Commencing  in November,  1983,  and  pursuant to an exemption  provided in
Section 3(a)(11) of the Securities Act of 1933, as amended (the "1933 Act"), and
Section 61-1-10 of the Utah Uniform Securities Act, the Company publicly offered and sold an aggregate total of 3,000,000 shares of its common stock to public investors who were residents of the State of Utah, at a price of one cent ($0.01) per share. The offering was subsequently completed, with the Company receiving aggregate gross proceeds of $30,000, before payment of legal, accounting and printing expenses. A copy of the Offering Circular that the Company used in connection with this offering is attached as an exhibit to the Registration Statement on Form 10-SB as filed on December 10, 1996. See the
Exhibit Index, Part III.

     On July 16, 1985, the Company filed with the Secretary of State of the State of Utah Articles of Amendment to its Articles of Incorporation, which (i) changed the name of the Company to "Seafoods Plus, Ltd."; and (ii) expanded
Article III of the business purpose to include the processing, canning, marketing and distribution of fresh seafood. A copy of the Articles of Amendment effecting these changes is attached as an exhibit to the Registration Statement on Form 10-SB, as filed on December 10, 1996. See the Exhibit Index, Part III.

     From 1988 to the present, the Company engaged in business of seafood distribution. These operations were unsuccessful and the Company has had no business operations since approximately 1988. Due to the substantial lapse of time since the occurrence of these events, management does not anticipate that they will have any adverse impact on any future operations in which the Company may engage.

     Pursuant  to the  provisions  of Section  16-10a-1006  of the Utah  Revised
Business Corporation Act, on September 18, 1995, the corporation adopted Articles of Amendment to its Articles of Incorporation: (i) to effect a 1 share for 16.17 reverse split of the Company's 5,658,250 then-outstanding shares of common stock, effective as of the close of business on September 5, 1995, retaining the authorized capital at 50,000,000 shares and the par value at one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company and with fractional shares to be rounded to the nearest whole share. A copy of the Articles of Amendment effecting these changes is attached as an exhibit to Registration Statement on Form 10-SB. See Exhibit Index, Part III.

     On September 18, 1995, the Board of Directors, acting pursuant to Section 16-10a-821 of the Utah Revised Business Corporation Act, unanimously resolved
(i) to issue 1,650,000 post-split "unregistered" and "restricted" shares of common stock to Jenson Services, Inc., a consultant to the Company, in consideration of the sum of $2,500, which funds were to be used to pay costs associated with legal fees and accounting costs.

     Immediately following the above-referenced reverse split, 350,012 shares of the Company's common stock were issued and outstanding. Following the issuance of 1,650,000 "unregistered" and "restricted" shares to Jenson Services, Inc., 2,000,012 shares of common stock are currently issued and outstanding.

     On May 15, 1996, acting without a meeting pursuant to Section 16-10a-821 of the Utah Revised Business Corporation Act, the Board of Directors of the Company unanimously resolved to adopt new Bylaws. The Board members approving this resolution were Kathleen Morrison, Jason Osborne and Terry Hardman. A copy of the adopted Bylaws of the Company are attached as an exhibit to the Registration Statement on Form 10-SB, as filed on December 10, 1997. See the Exhibit Index,
Part III.

     On October 11, 1996, acting pursuant to Section 16-10a-821 of the Utah Revised Business Corporation Act, the Board of Directors of the Company unanimously resolved to amend the Company's Bylaws to exempt the Company from the provisions of the Utah Control Shares Acquisitions Act (Section 61-6-2 et seq., Utah Code Annotated) (the "Acquisitions Act"). The Board members approving this resolution were Kathleen Morrison, Jason Osborne and Terry Hardman. A copy of the amendment to the Bylaws of the Company are attached as an exhibit to the Registration Statement on Form 10-SB, as filed on December 10, 1996. See the
Exhibit Index, Part III.

     On December 10, 1996 the Company filed a Form 10SB12G pursuant to Regulation S-B for purpose of becoming a full reporting issuer under Section 12(g) of Securities Act of 1933 and the Securities Exchange Act of 1934. On March 31, 1997, the Company filed a post-effective amendment to Registration Statement on Form 10-SB-A1 in response to comments received from the Securities and Exchange Commission.


Business.
---------

     The Company has had no business operations since approximately 1988. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, the Company is essentially a "blank check" company.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company.

Involvement in Other "Blank Check" Companies.
---------------------------------------------

     Other than the Company, neither Jason Osborne nor Terry Hardman has been involved as a director, executive officer or five percent stockholder of any "blank check" company in the last ten years.

     From November, 1993, until its reorganization in April, 1995, Kathleen L. Morrison, who is a director and the President of the Company, was a director and the Secretary/Treasurer of Westcott Financial Corporation, a Delaware corporation, now known as "Entertainment Technologies & Programs, Inc." (OTC trading symbol "ETPI"). ETPI is publicly-held and may be deemed to have been a "blank check" company until its reorganization. Mrs. Morrison was also the Secretary/Treasurer of Onasco Companies, Inc., a Utah corporation, now know as "Tengasco, Inc." (OTC trading symbol "TNGO"), from January, 1995, until its reorganization in July, 1995. TNGO is publicly-held and may be deemed to have been a "blank check" company until its reorganization. From July, 1995, until its reorganization in September, 1996, Kathleen L. Morrison, was a director and the Secretary/Treasurer of Mason Oil Company, Inc., a Utah corporation, (OTC trading symbol "MSNO"), which may be deemed to be a "blank check" company.

     No current director or executive officer has been involved in any initial public offering involving the securities of a "blank check" company in the ten-year period immediately preceding the date of this Registration Statement.


Risk Factors
-------------

     In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenues since 1988. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

     Discretionary Use of Proceeds; "Blank Check" Company. Because the Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a "blank check" company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may potentially acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has virtually no resources as of the date of this Report, management expects that any such acquisition would take the form of an exchange of capital stock.

     State Restrictions on "Blank Check" Companies. A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See Paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. The Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of its securities is limited to those states in which such offerings are allowed. However, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of the Company's common stock within the borders of regulating states.

     By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington) place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

     Further, all states (with the exception of Alabama, Delaware, Florida, Hawaii, Illinois, Minnesota, Nebraska and New York) have adopted some form of the Small Corporate Offering Registration Exemption ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the SCOR program.

     Management to Devote Insignificant Time to Activities of the Company. Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business, the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

     No Market for Common Stock; No Market for Shares. The Company's common stock is currently listed in the "pink sheets" of the National Quotation Bureau, Inc. (The "NQB") and on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"); there has been extremely limited trading volume in the Company's securities in the past five years and there is currently no established market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Item 5, Part II, of this Report.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) is an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has never been any "established public market" for the Company's common stock. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD").

     There are presently no market makers for the Company's common stock. In the event that it is unsuccessful, after completing a merger or acquisition transaction, in obtaining a listing on NASDAQ or a national securities exchange, it will seek a securities firm to make a market in its securities. If there is only one market maker in the Company's securities, there is a risk that market maker will dominate the market and set prices that are not based on competitive forces.

     Section 15(g) of the Securities Exchange Act of 1934, as amended,  and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Item 2.  Description of Property.

     The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Jenson Services, Inc., a Utah corporation, and financial consulting firm ("Jenson Services"), which are provided at no cost. See Item 1, Part I, of this Report.

Item 3.  Legal Proceedings.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this report or during the previous five calendar years, with the exception of the Article of Amendment to the Articles of Incorporation effecting the reverse split on September 5, 1995. The Amendment is incorporated in the Form 10-SB, as filed on December 10, 1996. See
Exhibit Index, Item III.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. The Company's common stock is currently listed in the "pink sheets" of the National Quotation Bureau, Inc. (The "NQB") and on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"). There is currently no established market for such shares; and management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by past or present members of management or others may have a substantial adverse impact on any such public market.

Holders
-------

     The number of record holders of the Company's common stock as of the year ended December 31, 1996, was approximately 128; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years, and presently.

Dividends
---------

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

     The Company has not engaged in any material operations in the period ending December 31, 1996, or since approximately 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Delaware, and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations
---------------------

          The Company has had no operations since 1988.


Liquidity
---------

          The Company presently has no assets, cash or otherwise.

Item 7.  Financial Statements.

        Independent Auditor's Report

        Balance Sheets - December 31, 1996 and 1995

        Statements  of  Stockholders'  Equity for the Period  from  Reactivation
         [December 31, 1994] through December 31, 1996

        Statements  of  Operations  for the Years  Ended  December  31, 1995 and
         December 31, 1996, and for the Period from Reactivation [December 31, 1994] through December 31, 1996

        Statements  of Cash  Flows for the Years  Ended  December  31,  1995 and
         December 31, 1996, and for the Period from Reactivation [December 31, 1994] through December 31, 1996

        Notes to Financial Statements

                                      SEAFOODS PLUS, LTD.
                                 [A Development Stage Company]

                                 Independent Auditors' Report
                                              and
                                     Financial Statements

                                  December 31, 1996 and 1995




                                     SEAFOODS PLUS, LTD.
                                 [A Development Stage Company]

                                      Table of Contents

                                                                                                                                Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1


Balance Sheets - December 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2


Statements of Stockholders' Equity for the Period from
 Reactivation [December 31, 1994] through December 31, 1996 . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

Statements of Operations  for the Years Ended December 31, 1995 and December 31,
 1996, and for the Period from Reactivation [December 31, 1994]
 through December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . .       4

Statements of Cash Flows for the Years Ended  December 31, 1995 and December 31,
 1996, and for the Period from Reactivation [December 31, 1994]
 through December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .       5


Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6 - 7



MANTYLA, McREYNOLDS                                    Donald G. Mantyla, C.P.A.
AND ASSOCIATES, C.P.A.'S                               Kim G. McReynolds, C.P.A.
A Professional Corporation                             James C. Oveson, C.P.A.
                                                       S. Andrew Trumbo, C.P.A.
                                                       Randall H. Gray, C.P.A.
                                                       Jon E. Lelegren, C.P.A.


Board of Directors and Stockholders
Seafoods Plus, LTD.
Salt Lake City, Utah

     We have audited the accompanying balance sheets of Seafoods Plus, LTD. [a development stage, Utah corporation] as of December 31, 1996 and December 31, 1995, and the related statements of stockholders' equity, operations, and cash flows for the years then ended and for the period from reactivation [December 31, 1994] through December 31, 1996.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seafoods Plus, LTD. as of December 31, 1996, and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Seafoods Plus, LTD. will continue as a going concern. As discussed in note D to the financial statements, the Company has accumulated losses from inception totaling $43,411 and presently has no prospects for commencing operations or generating revenue. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                            /S/ MANTYLA, McREYNOLDS & ASSOCIATES
                                             Mantyla, McReynolds & Associates
February 11, 1997
Salt Lake City, Utah






                                      SEAFOODS PLUS, LTD.
                                 [A Development Stage Company]
                                        Balance Sheets
                                  December 31, 1996 and 1995

                                                                     1996              1995
ASSETS

        Current Assets
               Cash - note B                                     $       653            $  1,221
                                                                  ----------             -------
        Total Current Assets                                             653               1,221
                                                                  ----------             -------
        TOTAL ASSETS                                             $       653           $   1,221
                                                                  ==========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accounts payable                                  $        401            $    401
               Shareholder Loan                                         4,236                 -0-
               Income taxes payable - notes A & C                         100                 100
                                                                   ----------            --------
        Total Current Liabilities                                       4,737            _    501
                                                                   ----------             -------

TOTAL LIABILITIES                                                       4,737                 501
                                                                   ----------            --------

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.001 par;
           2,000,012 post-split shares issued and outstanding         2,000                2,000
        Additional paid-in capital                                   37,327               37,327
        Deficit accumulated during development stage                (43,411)             (38,607)
                                                                   --------             --------

TOTAL STOCKHOLDERS' EQUITY                                           (4,084)                 720
                                                                   --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $        653           $    1,221
                                                                ===========            =========




                 See accompanying notes to financial statements






                                      SEAFOODS PLUS, LTD.
                                 [A Development Stage Company]
                              Statements of Stockholders' Equity
        For the Period from Reactivation [December 31, 1994] through December 31, 1996

                                                                                  Deficit
                                                                                Accumulated
                                                                Additional        During              Total
                                 Number of        Common          Paid-in       Development       Stockholders'
                                  Shares           Stock          Capital          Stage             Equity
                              --------------- --------------  -------------- ----------------  -------------------
Balance, December 31, 1994    $      350,012  $         350   $      28,977  $      (30,030)   $             (703)

Issued 1,650,000 shares for cash   1,650,000          1,650           8,350                                10,000

Net loss for the year ended
December 31, 1995                                                                    (8,577)               (8,577)
                              --------------- --------------  -------------- ----------------  -------------------
Balance, December 31, 1995         2,000,012           2,000          37,327         (38,607)                  720
                              --------------- --------------  -------------- ----------------  -------------------
Net loss for the year ended
December 31, 1996                                                                     (4,804)              (4,804)
                              --------------- --------------  -------------- ----------------  -------------------
Balance, December 31, 1996         2,000,012           2,000          37,327         (43,411)              (4,084)
                              =============== ==============  ============== ================  ===================

                 See accompanying notes to financial statements





                                         SEAFOODS PLUS, LTD.
                                    [A Development Stage Company]
                                      Statements of Operations
                         For the Years Ended December 31, 1996 and 1995, and for
           the Period from Reactivation [December 31, 1994] through December 31,
           1996


                                                                       For the Period
                             For the Year Ended  For the Year Ended    from Reactivation to
                             December 31, 1995   December 31, 1996     December 31, 1996

Revenues                     $           -0-     $          -0-        $           -0-


Expenses                                8,477              4,704                 13,181
                             ---------------------   --------------       -------------


Loss Before Income Tax                 (8,477)            (4,704)               (13,181)


Income taxes- notes A & C                 100                100                    200
                             ---------------------  ---------------      ---------------


Net Loss                     $         (8,577)   $        (4,804)      $        (13,381)
                              ====================  ===============      ===============


Net Loss Per Share           $           (.01)   $          (.01)      $           (.01)
                              ===================   ===============      ===============

Weighted Average
  Shares Outstanding                    517,212         2,000,012             1,259,656
                              ===================   ===============      ===============




                           See accompanying notes to financial statements





                                        SEAFOODS PLUS, LTD.
                                   [A Development Stage Company]
                                     Statements of Cash Flows
                        For the Years Ended  December 31, 1996 and 1995, and for
          the Period from Reactivation  [December 31, 1994] through December 31,
          1996

                                                                               For the Period
                                    For the Year Ended   For the Year Ended    from Reactivation to
                                    December 31, 1995    December 31, 1996     December 31, 1996

Cash Flows From Operating Activities

Net Loss                            $        (8,577)      $        (4,804)     $        (13,381)

Adjustments to reconcile net income to net
  cash provided by operating activities:
        Increase/(decrease) in:
               Accounts payable                 401                   -0-                   401
               Income taxes payable            (603)                  -0-                  (603)
                                       -----------------     ---------------     -----------------

Net Cash Used For Operating Activities       (8,779)               (4,804)              (13,583)
                                       -----------------     ---------------     -----------------

Cash Flows From Financing Activities

Issuance of common stock                     10,000                   -0-                10,000
Shareholder Loans                              -0-                   4,236                4,236

Net Cash Provided By Financing Activities    10,000                  4,236               14,236
                                        -----------------     --------------     ----------------

Net Increase (Decrease)  in Cash              1,221                   (568)                 653

Beginning Cash Balance                         -0-                    1,221                 -0-
                                        -----------------     --------------     ----------------

Ending Cash Balance                 $         1,221            $        653      $          653
                                       ==================     ==============     ================

Supplemental Disclosure of Cash Flow Information:

Cash paid for the period for interest $        -0-             $       -0-       $          -0-
Cash paid for the period for income taxes   $  790             $       100       $          890


                 See accompanying notes to financial statements
                                       5

                               SEAFOODS PLUS, LTD.
                          Notes to Financial Statements
                                December 31, 1996

NOTE A         Summary of Significant Accounting Policies

        Company Background

          The Company originally incorporated under the laws of the State of Utah on August 11, 1983 using the name Communitra Energy, Inc., with a stated principal business activity of investing in oil, gas and mineral leases, and/or products. By agreement of the shareholders of the Company on July 16, 1985, the name of the Company officially changed to Seafoods Plus, LTD. and expanded the purpose of the Company to include the processing and canning of seafoods.

          Seafoods Plus, LTD., a development stage company, has yet to commence its planned principal operations and has been in an essentially dormant status for the last eight years.


        Income Taxes

          In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which is effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. The Company adopted SFAS No. 109 for financial reporting purposes in 1993. See note C below.


NOTE B         Cash

          Cash is comprised of cash on deposit in the trust account of the corporate attorney.


NOTE C         Change in Accounting Principle -- Accounting for Income Taxes

          During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this change in accounting for income taxes as of January 1, 1993 is $0, due to operating losses carried forward from prior years and unlikely nature of future earnings. For the years ended December 31, 1994, 1995 and 1996, the Company had no significant income tax expenses due to operating losses during those periods. Any deferred tax benefit arising from the operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward. The Company has no timing differences.

          The amount shown on the balance sheet for income taxes payable represents the annual minimum amount due to the State of Utah.

NOTE D         Liquidity

          The Company has accumulated losses from inception totaling $43,411, nominal assets and no operations at December 31, 1996. Financing for the Company's limited activities to date has been primarily provided by borrowing from shareholders and the issuance of common stock. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management is currently seeking a well-capitalized merger candidate in order to re-commence its operations. Should management be unsuccessful in its merger activities, it will have a material adverse effect on the Company.



NOTE E         Reverse Stock Split

     The Company filed Articles of Amendment to the Articles of Incorporation of Seafoods Plus, LTD. with the State of Utah, Department of Commerce on October 5, 1995 which included provisions for a reverse split of the outstanding shares of common stock at the ratio of one new share for every 16.17 shares issued and outstanding as of September 5, 1995, [the date of adoption by the stockholders at a meeting held on that same date] reducing the outstanding shares to 350,000, provided that no stockholder's holdings shall be reduced to less than one share as a result of the reverse split, with all fractional shares being rounded up to the nearest whole share. The rounding resulted in 350,012 shares of stock outstanding after the reverse split. All disclosures in the financial statements, with respect to the number of shares outstanding, are presented in post-split denominations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     No changes or disagreements have occurred, relating to accountants or accounting principles.

     During the Company's two most recent calendar years, and since then, its principal independent accountant has neither resigned, declined to stand for re-election, nor been dismissed.




                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the years ending December 31, 1994, 1995 and 1996, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                                Date of          Date of
                               Positions      Election or      Termination
Name                             Held         Designation     or Resignation
----                           ---------      -----------     --------------
Kathleen L. Morrison           President        7/1/95                *
                               And Director

Jason Reed Osborne             Vice President   8/14/95               *
                               And Director

Terry Hardman                  Sec'y/Treasurer  8/14/95               *
                               And Director



     *These persons presently serve in the capacities indicated opposite their respective names.

Term of Office
--------------

     The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in May of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience
-------------------

     Kathleen L. Morrison, Director and President. Mrs. Morrison is 40 years old. For the past four years, she has been the office manager for two persons, one of which is Jenson Services, which is a consultant to and the majority stockholder of the Company. For seven years, she was the editor of "Super Group," a vertical market computer magazine targeting HP3000 users. Ms. Morrison received a B.A. degree from Colorado State University in 1978.

     Jason R. Osborne, Director and Vice President. Mr. Osborne is 25 years old. For the past two and a half years, he has been a media assistant for Evans Group. He has also served as a media buyer and media planner for Evans Group. Mr. Osborne received a B.S. from Utah State University in 1994.

     Terry Hardman, Director and Secretary/Treasurer. Ms. Hardman is 44 years old. For the past five years, she has been the Director for IHC Neonatal LifeFlight. Ms. Hardman received a B.S. from the College of Nursing at the University of Utah in 1976.


Family Relationships
--------------------

     There are no family relations between any of the Officers and Directors.

Involvement in Certain Legal Proceedings
----------------------------------------

     Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

     (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

          (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) Engaging in any type of business practice; or

          (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

     (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     In conjunction with Section 16(a) of the Exchange Act, the following table identifies the "reporting persons" which have filed Form 3's due their relationships with the Company, in compliance with the aforementioned act.

"Reporting Person"                  Relationship to Company                     Date of Filing

Kathleen L. Morrison                President and Director                      on or about 4/1/97

Jason Reed Osborne                  Vice President and Director                 on or about 4/1/97

Terry Hardman                       Sec'y/Treasurer and Director                on or about 4/1/97

Jenson Services, Inc.               10% owner                                   on or about 4/1/97

Duane S. Jenson                     (Indirect)beneficial owner                  on or about 4/1/97
                                    of Jenson Services securities

Item 10. Executive Compensation.

Cash Compensation
-----------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards                Payouts
(a)          (b)        (c)        (d)        (e)        (f)          (g)        (h)        (i)
Name and     Years or                         Other      Restricted   Option/    LTIP       All
Principal    Periods    $          $          Annual     Stock        SAR's      Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)        ($)        Compensa-
             1996,                            sation($)                                     tion ($)
             1995 &
             1994

Kathleen L.    0         0          0            0          0            0         0          0
Morrison,      0         0          0            0          0            0         0          0
President      0         0          0            0          0            0         0          0
& Director

Jason R.       0         0          0            0          0            0         0          0
Osborne,       0         0          0            0          0            0         0          0
Vice           0         0          0            0          0            0         0          0
President
& Director

Terry          0         0          0            0          0            0         0          0
Hardman,       0         0          0            0          0            0         0          0
Sec'y/         0         0          0            0          0            0         0          0
Treasurer
& Director



     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ending December 31, 1996, 1995 or 1994, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors
-------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                                             Number and Percentage*
                                         of Shares Beneficially Owned
                                         ----------------------------
Name and Address                      Number of Shares       Percent of Class
----------------                    --------------------     ----------------
Jenson Services, Inc.                1,739,277                     87%
5525 S. 900 E., Suite 110
Salt Lake City, Utah 84117


Security Ownership of Management
--------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof:

                                             Number and Percentage*
                                         of Shares Beneficially Owned
                                         ----------------------------
Name and Address                      Number of Shares      Percent of Class
----------------                    --------------------    ----------------

Kathleen L. Morrison                 0                        0
5525 S. 900 E., Suite 110
Salt Lake City, Utah 84117

Jason Reed Osborne                   0                        0
269 E. Hill Ave #3
Salt Lake City, Utah 84107

Terry Hardman                        0                        0
2165 E. 7495 S.
Salt Lake City, Utah 84121


Changes in Control
------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others
---------------------------------------

     Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships
------------------------------

     Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management
--------------------------

     Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters
---------------------------

     Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K
-------------------

          None.


Exhibits*
--------
3.1        Articles of Incorporation**

3.2(i)     Articles of Amendment to Articles of
            Incorporation, filed on July 16, 1985**

3.2(ii)    Articles of Amendment to Articles of
              Incorporation, filed on October 5, 1995**

3.3        Bylaws, dated May 15, 1996**

3.3(i)     Amendment to Bylaws, dated October 11, 1996**

99         Offering Circular**





     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference to the Registration Statement on Form 10-SB and post-effective amendment to Registration Statement on Form 10-SB-A1.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SEAFOODS PLUS, LTD.

Date:By/S/3-31-97                            By /S/Terry Hardman


Date:By/S/3-30-97                            By /S/Jason R. Osborne


Date:By/S/3-31-97                            By /S/Kathleen L. Morrison


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             SEAFOODS PLUS, LTD.

Date:By/S/3-31-97                            By /S/Terry Hardman


Date:By/S/3-30-97                            By /S/Jason R. Osborne


Date:By/S/3-31-97                            By /S/Kathleen L. Morrison



     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS - Enclosed.


     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy material has been forwarded to securities holders of the Registrant during the period covered by this report or for the previous three calendar years ended December 31; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 1996, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.