Form 10KSB/A
period 1996-12-31
SEAFOODS PLUS LTD
filed 1997-06-30
CIK 1024022

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549

                                         FORM 10-KSB/A

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

     From 1985 to 1988, the Company engaged in business of seafood distribution. These operations were unsuccessful and the Company has had no business operations since approximately 1988. Due to the substantial lapse of time since the occurrence of these events, management does not anticipate that they will have any adverse impact on any future operations in which the Company may engage.

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

     On September 18, 1995, the Board of Directors, acting pursuant to Section 16-10a-821 of the Utah Revised Business Corporation Act, unanimously resolved
(i) to issue 1,650,000 post-split "unregistered" and "restricted" shares of common stock to Jenson Services, Inc., a consultant to the Company, in consideration of the sum of $10,000, which funds were to be used to pay costs associated with legal fees and accounting costs.

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


Board of Directors and Stockholders
Seafoods Plus, LTD.
Salt Lake City, Utah

     We have audited the accompanying balance sheets of Seafoods Plus, LTD. [a development stage, Utah corporation] as of December 31, 1996 and December 31, 1995, and the related statements of stockholders' equity, operations, and cash flows for the years then ended and for the period from reactivation [December 31, 1994] through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seafoods Plus, LTD. as of December 31, 1996, and December 31, 1995, and the results of its operations and its cash flows for the years then ended and for the period from reactivation [December 31, 1994] through December 31, 1996, in conformity with generally accepted accounting principles.

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

                                             SEAFOODS PLUS, LTD.

Date: 6/24/97                                By /S/ KATHLEEN L. MORRISON


Date: 6/23/97                                By /S/ JASON R. OSBORNE


Date: 6/24/97                                By /S/ TERRY HARDMAN


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             SEAFOODS PLUS, LTD.

Date: 6/24/97                                By /S/ KATHLEEN L. MORRISON


Date: 6/23/97                                By /S/ JASON R. OSBORNE


Date: 6/24/97                                By /S/ TERRY HARDMAN





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