Form 10QSB
period 1997-03-31
SEAFOODS PLUS LTD
filed 1997-06-30
CIK 1024022

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                                 Commission File No. 0-21853


                                  SEAFOODS PLUS, LTD
                        (Name of Small Business Issuer in its Charter)


                    UTAH                               87-0413539
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                                5525 South 900 East, Suite 110
                                  Salt Lake City, Utah 84117
                           (Address of Principal Executive Offices)

                           Issuer's Telephone Number: (801)262-8844


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes   X    No             (2)  Yes  X    No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

None; not applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                March 31, 1997

                                    200,012



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                               SEAFOODS PLUS, LTD.
                                 BALANCE SHEETS
                     March 31, 1997 and December 31, 1996

                                                                     3/31/97            12/31/96
                                                                 ----------------    ----------------
                                                                     [Unaudited]
ASSETS

      Total Current Assets                                     $             651   $             653

                                                                 ----------------    ----------------
TOTAL ASSETS                                                   $             651   $             653
                                                                 ================    ================

LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities
          Loans from stockholders                              $           5,776               4,236
          Accounts Payable                                                   401                 401
          Income Taxes Payable                                                 0                 100

      Total Current Liabilities                                            6,177               4,737
                                                                 ----------------    ----------------

TOTAL LIABILITIES                                                          6,177               4,737

EQUITY
          Common Stock                                                     2,000               2,000
          Paid-in Capital                                                 37,327              37,327
          Accumulated Deficit                                            (44,853)            (43.441)
                                                                 ----------------    ----------------
TOTAL EQUITY                                                              (5,526)             (4,084)

                                                                 ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                     $             651   $             653
                                                                 ================    ================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1996 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by


                               SEAFOODS PLUS, LTD.
                            STATEMENTS OF OPERATIONS
    For the Three-Month Periods Ended March 31, 1997 and March 31, 1996

                                                           Three Months         Three Months           For the Period
                                                               Ended                Ended           from Reactivation to
                                                              3/31/97              3/31/96                 3/31/97
                                                         ------------------   ------------------    --------------------
                                                            [Unaudited]          [Unaudited]             [Unaudited}
REVENUE
      Income                                           $                 0  $                 0   $                 0
                                                         ------------------   ------------------    -------------------
NET REVENUE                                                              0                    0                     0

OPERATING EXPENSES                                                   1,442                  866                14,623
                                                         ------------------   ------------------    -------------------
TOTAL OPERATING EXPENSES                                            (1,442)                (866)              (14,623)

INCOME / FRANCHISE TAX                                                   -                    -                   200
                                                         ------------------   ------------------    -------------------
NET (LOSS)                                             $            (1,442) $              (866)  $           (14,823)
                                                         ==================   ==================    ===================


NET LOSS PER SHARE                                     $             (0.01) $             (0.01)  $             (0.01)
                                                         ==================   ==================    ===================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                      200,012              200,012             1,341,918
                                                         ==================   ==================    ===================


                               SEAFOODS PLUS, LTD.
                            STATEMENTS OF CASH FLOWS
    For the Three-Month Periods Ended March 31, 1997 and March 31, 1996

                                                                    Three Months          Three Months         For the Period
                                                                       Ended                  Ended         from Reactivation to
                                                                      3/31/97                3/31/96               3/31/97
                                                                  -----------------     -----------------   --------------------
                                                                    [Unaudited]           [Unaudited]            [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                      $           (1,442)   $             (866)  $                 0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in franchise taxes payable                             (100)                    0                  (703)
   Increase/(Decrease) in accounts payable                                       0                     0                   401
                                                                  -----------------     -----------------     ------------------
      Net Cash Used For Operating Activities                    $           (1,542)   $             (866)  $           (15,125)
                                                                  =================     =================     ==================

Cash Flows Provided by Financing Activities
------------------------------------------------------------      -----------------     -----------------     ------------------
  Increase/(Decrease) in loans from shareholders                             1,540                   866                 5,776
  Issuance of Common Stock                                                      -                     -                 10,000
                                                                  -----------------     -----------------     ------------------

      Net Increase In Cash                                                      (2)                    0                   651

      Beginning Cash Balance                                                   653                 1,221                     0

      Ending Cash Balance                                       $              651    $            1,221   $               651
                                                                  =================     =================     ==================


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations since 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.

     The Company has had no operations since on or before approximatly 1988. During the quarterly period covered by this Report, the Company received no revenue and incurred nominal expenses.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

None; not applicable

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None; Not Applicable.

(b)Reports on Form 8-K.

None; Not Applicable.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SEAFOODS PLUS, LTD.



Date: 6/24/97            By /S/ KATHLEEN L. MORRISON
                            Kathleen L. Morrison, President and Director



Date: 6/23/97            By /S/ JASON R. OSBORNE
                           Jason R. Osborne, Vice President and Director



Date: 6/24/97            By /S/ TERRY HARDMAN
                            Terry Hardman, Secretary and Director