Form 10QSB
period 1997-06-30
SEAFOODS PLUS LTD
filed 1997-08-18
CIK 1024022

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

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

                                  June 30, 1997

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

                               SEAFOODS PLUS, LTD.
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                                6/30/97            12/31/96
                                                             ---------------    ---------------
                                                                [Unaudited]
ASSETS

     Assets
          Cash                                             $            586   $            653

TOTAL ASSETS                                               $            586   $            653
                                                             ===============    ===============

                              LIABILITIES & EQUITY

LIABILITIES

     Current Liabilities
          Accounts Payable                                 $            401   $            401
          Loans from stockholders                                     7,534              4,236
          Income taxes payable                                            0                100
                                                             ---------------    ---------------
     Total Current Liabilities                                        7,935              4,737

                                                             ---------------    ---------------
TOTAL LIABILITIES                                                     7,935              4,737

EQUITY
          Capital Stock - 50,000,000 shares authorized at             2,000              2,000
            $0.001 par; 2,000,012 post-split shares issued
            and outstanding
          Paid-in Capital                                            37,327             37,327
          Accumulated Deficit                                       (46,676)           (43,411)
                                                             ---------------    ---------------
TOTAL EQUITY                                                         (7,349)            (4,084)

                                                             ---------------    ---------------
TOTAL LIABILITIES & EQUITY                                 $            586   $            653
                                                             ===============    ===============



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1996 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                               SEAFOODS PLUS, LTD.
                                 BALANCE SHEETS
                             June 30, 1997 and 1996

                                                     Three Months   Three Months      Six Months    Six Months    For the Period
                                                       Ended            Ended            Ended        Ended     from Reactivation to
                                                      6/30/97          6/30/96          6/30/97      6/30/96          6/30/97
                                                   --------------   --------------   -------------- -----------  ------------------
                                                    [Unaudited]      [Unaudited]      [Unaudited]   [Unaudited]     [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------
  Net Loss                                       $        (1,823) $        (1,369) $        (3,265) $   (2,235)  $         (16,446)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Decrease in accounts payable                               0                0                0           0                (200)
    Increase/(Decrease) in franchise taxes payable             0                0                0           0                 401
                                                   --------------   --------------   --------------   -------------    -------------
      Net Cash Used For Operating Activities     $        (1,823) $        (1,369) $        (3,265) $   (2,235)  $         (16,245)
                                                   ==============   ==============   ==============   =============    =============

Cash Flows Provided by Financing Activities
---------------------------------------------------
    Increase/(Decrease) in loans from shareholders         1,758            1,362            3,198           2,228            7,434
    Issuance of Common Stock                                   0                0                0               0           10,000
                                                   --------------   --------------   --------------   -------------    ------------

     Net Cash Provided By Financing Activities             1,758            1,362            3,198           2,228           17,434
                                                   --------------   --------------   --------------   -------------    ------------

     Net Increase In Cash                                    (65)              (7)             (67)             (7)         (9,416)

     Beginning Cash Balance                                  653            1,221              653           1,221          10,000
                                                   --------------   --------------   --------------   -------------    ------------

     Ending Cash Balance                         $           586  $         1,214  $           584  $        1,214   $         584
                                                   ==============   ==============   ==============   =============    ============

Supplemental Disclosure of Cash Flow Information:
-----------------------------------------------------------------

     Cash paid for the period for income taxes   $             0  $             0  $             0  $            0   $         890


                               SEAFOODS PLUS, LTD.
                            STATEMENTS OF OPERATIONS
        For the Three-Month Period Ended June 30, 1997 and June 30, 1996

                                                 Three Months    Three Months     Six Months      Six Months       For the Period
                                                   Ended             Ended          Ended           Ended       from Reactivation to
                                                  6/30/97           6/30/96        6/30/97         6/30/96            6/30/97
                                               ---------------   --------------  -------------   -------------  --------------------
                                                [Unaudited]       [Unaudited]    [Unaudited]     [Unaudited]        [Unaudited]
REVENUE
     Income                                  $              0  $             0 $            0  $            0 $                 0
                                               ---------------   --------------  -------------   -------------  ------------------
NET REVENUE                                                 0                0              0               0                   0

OPERATING EXPENSES                                      1,823            1,369           3265            2235              16,446

                                               ---------------   --------------  -------------   -------------  -------------------
LOSS BEFORE INCOME TAX                                 (1,823)          (1,369)        (3,265)         (2,235)            (16,446)

INCOME TAXES                                                0                0              0               0                 200
                                               ---------------   --------------  -------------   -------------  -------------------

NET INCOME/(LOSS)                            $         (1,823) $        (1,369)$       (3,265) $       (2,235)$           (16,646)
                                               ===============   ==============  =============   =============  ===================


NET LOSS PER SHARE                           $          (0.01)           (0.01)         (0.01)          (0.01)              (0.01)
                                               ===============   ==============  =============   =============  ===================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       2,000,012        2,000,012      2,000,012       2,000,012            1,406,892
                                               ===============   ==============  =============   =============  ===================

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

                           SEAFOODS PLUS, LTD.



Date: August 15, 1997       By /S/ KATHLEEN L. MORRISON
                            Kathleen L. Morrison, President and Director