Form 10QSB
period 1997-09-30
SEAFOODS PLUS LTD
filed 1998-02-17
CIK 1024022

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

                               September 30, 1997

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

                               SEAFOODS PLUS, LTD.
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                                                9/30/97            12/31/96
                                                             ---------------    ---------------
                                                                [Unaudited]
ASSETS

     Assets
          Cash                                             $            586   $            653

TOTAL ASSETS                                               $            586   $            653
                                                             ===============    ===============

                              LIABILITIES & EQUITY

LIABILITIES

     Current Liabilities
          Accounts Payable                                 $            401   $            401
          Loans from stockholders                                     7,777              4,236
          Income taxes payable                                            0                100
                                                             ---------------    ---------------
     Total Current Liabilities                                        8,178              4,737

                                                             ---------------    ---------------
TOTAL LIABILITIES                                                     8,178              4,737

EQUITY
          Capital Stock - 50,000,000 shares authorized at             2,000              2,000
            $0.001 par; 2,000,012 post-split shares issued
            and outstanding
          Paid-in Capital                                            37,327             37,327
          Accumulated Deficit                                       (46,919)           (43,411)
                                                             ---------------    ---------------
TOTAL EQUITY                                                         (7,592)            (4,084)

                                                             ---------------    ---------------
TOTAL LIABILITIES & EQUITY                                 $            586   $            653
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

                               SEAFOODS PLUS, LTD.
                            STATEMENTS OF CASH FLOWS
                           September 30, 1997 and 1996

                                                     Three Months   Three Months     Nine Months   Nine Months    For the Period
                                                       Ended            Ended            Ended        Ended     from Reactivation to
                                                      9/30/97          9/30/96          9/30/97      9/30/96          9/30/97
                                                   --------------   --------------   -------------- -----------  ------------------
                                                    [Unaudited]      [Unaudited]      [Unaudited]   [Unaudited]     [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------
  Net Loss                                       $          (243) $        (1,956) $        (3,508) $   (4,191)  $         (16,889)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Decrease in accounts payable                               0                0                0           0                (200)
    Increase/(Decrease) in franchise taxes payable             0                0                0           0                 401
                                                   --------------   --------------   --------------   -------------    -------------
      Net Cash Used For Operating Activities     $          (243) $        (1,956) $        (3,508) $   (4,191)  $         (16,688)
                                                   ==============   ==============   ==============   =============    =============

Cash Flows Provided by Financing Activities
---------------------------------------------------
    Increase/(Decrease) in loans from shareholders           243            1,362            3,441           2,228            7,777
    Issuance of Common Stock                                   0                0                0               0           10,000
                                                   --------------   --------------   --------------   -------------    ------------

     Net Cash Provided By Financing Activities               243            1,362            3,441           2,228           17,777
                                                   --------------   --------------   --------------   -------------    ------------

     Net Increase In Cash                                      0               (7)             (67)             (7)         (9,416)

     Beginning Cash Balance                                  586            1,221              653           1,221          10,000
                                                   --------------   --------------   --------------   -------------    ------------

     Ending Cash Balance                         $           586  $         1,214  $           586  $        1,214   $         586
                                                   ==============   ==============   ==============   =============    ============

Supplemental Disclosure of Cash Flow Information:
-----------------------------------------------------------------

     Cash paid for the period for income taxes   $             0  $             0  $             0  $            0   $         890


                               SEAFOODS PLUS, LTD.
                            STATEMENTS OF OPERATIONS
    For the Three and Nine Month Periods Ending September 30, 1997 and 1996

                                                 Three Months    Three Months    Nine Months     Nine Months       For the Period
                                                   Ended             Ended          Ended           Ended       from Reactivation to
                                                  9/30/97           9/30/96        9/30/97         9/30/96            9/30/97
                                               ---------------   --------------  -------------   -------------  --------------------
                                                [Unaudited]       [Unaudited]    [Unaudited]     [Unaudited]        [Unaudited]
REVENUE
     Income                                  $              0  $             0 $            0  $            0 $                 0
                                               ---------------   --------------  -------------   -------------  ------------------
NET REVENUE                                                 0                0              0               0                   0

OPERATING EXPENSES                                        243            1,956          3,508           4,191              16,689

                                               ---------------   --------------  -------------   -------------  -------------------
LOSS BEFORE INCOME TAX                                   (243)          (1,956)        (3,508)         (4,191)            (16,689)

INCOME TAXES                                                0                0              0               0                 200
                                               ---------------   --------------  -------------   -------------  -------------------

NET INCOME/(LOSS)                            $           (243) $        (1,956)$       (3,508) $       (4,191)$           (16,889)
                                               ===============   ==============  =============   =============  ===================


NET LOSS PER SHARE                           $          (0.01)           (0.01)         (0.01)          (0.01)              (0.01)
                                               ===============   ==============  =============   =============  ===================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       2,000,012        2,000,012      2,000,012       2,000,012            1,406,892
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

                           SEAFOODS PLUS, LTD.



Date:February 17, 1998      By /S/ KATHLEEN L. MORRISON
                            Kathleen L. Morrison, President and Director


Date:February 16, 1998      By /S/ TERRY HARDMAN
                            Terry Hardman, Secretary and Director