Form 10KSB
period 1997-12-31
SEAFOODS PLUS LTD
filed 1998-04-01
CIK 1024022

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549

                                         FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

        For the fiscal year ended December 31, 1997

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
December 31, 1997 - $ - 0 -

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

                                March 25, 1998

                                   2,000,012


DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                    PART I

Item 1.  Description of Business.

Business Development
--------------------

     For a discussin of the activities of Seafoods Plus, LTD., a Utah corporation (the "Company"), prior to the period covered by this Report, see the Company's Registratin Statement on Form 10-SB-A1, filed with the Securities and Exchange Commission on March 31, 1997, and its Annual Report on Form 10-KSB, for the calendar year ended December 31, 1996.

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

     Principal Products or Services and Markets
     ------------------------------------------

     The Company currently offers no principal products or services and has not been engaged in any material operations in the period ending December 31, 1997 or since on or before November 1988.

     Distribution methods of the products or services;
     -------------------------------------------------

     None; not applicable.

     Status of any publicly announced new product or service
     -------------------------------------------------------

     None; not applicable.

     Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition
     ---------------------------------------------------

     None; not applicable.

     Sources and availability of raw materials and the names of principal suppliers
     ---------

     None; not applicable.

     Dependence on one or a few major customers
     ------------------------------------------

     None; not applicable.

     Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration
     --------------------------------------

     None; not applicable.

     Need for any government approval of principal produts or services
     -----------------------------------------------------------------

     None; not applicable.

     Effect of existing or probable governmental regulations on the business
     -----------------------------------------------------------------------

     None; not applicable.

     Time spend during the last two fiscal years on research and development activities
     ----------

     None; not applicable;

     Costs and effects of compliance with environmental laws
     -------------------------------------------------------

     None; not applicable.

     Number of total employees and number of full time employees
     -----------------------------------------------------------

     None; not applicable.

Involvement in Other "Blank Check" Companies.
---------------------------------------------

     Other than the Company, neither Jason Osborne nor Terry Hardman has been involved as a director, executive officer or five percent stockholder of any "blank check" company in the last ten years.

     From November, 1993, until its reorganization in April, 1995, Kathleen L. Morrison, who is a director and the President of the Company, was a director and the Secretary/Treasurer of Westcott Financial Corporation, a Delaware corporation, now known as "Entertainment Technologies & Programs, Inc." (OTC trading symbol "ETPI"). ETPI is publicly-held and may be deemed to have been a "blank check" company until its reorganization. Mrs. Morrison was also the Secretary/Treasurer of Onasco Companies, Inc., a Utah corporation, now know as "Tengasco, Inc." (OTC trading symbol "TNGO"), from January, 1995, until its reorganization in July, 1995. TNGO is publicly-held and may be deemed to have been a "blank check" company until its reorganization. From July, 1995, until its reorganization in September, 1996, Kathleen L. Morrison, was a director and the Secretary/Treasurer of Mason Oil Company, Inc., a Utah corporation, (OTC trading symbol "MSNO"), which may be deemed to be a "blank check" company. From December 22, 1993 to the present, Mrs Morrison has been Secretary, Treasurer and Director of Micro-Hydro Power, Inc., a Delaware corporation ("Micro-Hydro"). At this time, Micro-Hydro may be deemed to be a "blank check" company.

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

     "Going Concern" Opinion of Independent Auditor. In its Independent Auditors' Report, dated February 27, 1997, on the Company's financial statements for the years ended December 31, 1997 and 1996, the Company's independent auditor has expressed uncertainty as to the likelihood of the Company continuing as a going concern. This opinion is based on the Company's substantial accumulated losses from operations, its lack of assets and its net working capital deficiency. See Part I, Item 7, of this Report.

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

     Jenson Services, Inc., a Utah corporation ("Jenson Services"), which is a consultant and stockholder of the Company, has been, and continues to be, involved in the promotion of other entities that may be deemed to be "Blank Check" companies. In addition, Jenson Services provides financial consulting to these companies.

    Future Sales of Common Stock. Jenson Services, currently beneficially owns 1,739,277 shares of the common stock of the Company or approximately 87 percent of its outstanding voting securities. As of the date of this Report, all of Jenson Services' Stock will have been officially owned for one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Jenson Services may then commence to sell up to one percent of the outstanding securities of the Company in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Jenson Services could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations. For additional information concerning the present market for shares of common stock of the Company, see Part III, Item 9 of this Report.

     Dilution.  The issuance of an aggregate of 1,739,277   shares of the
Company's common stock to Jenson Services in 1995 effected a "dilution" of the holdings of the Company's other stockholders. Additionally, depending on the nature and extent of services rendered, the Company may compensate Jenson Services for any financial consulting services that it may perform for the Company in the future. Because the Company currently has no resources, and is unlikely to have any resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to Jenson Services; this would further dilute the holdings of the Company's other stockholders.

     No Market for Common Stock; No Market for Shares. The Company's common stock is currently listed in the "pink sheets" of the National Quotation Bureau, Inc. (The "NQB") and on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), under the symbol "SEUS"; there has been extremely limited trading volume in the Company's securities in the past five years and there is currently no established market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Part II, Item 5, of this Report.

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

     There has never been any "established public market" for the Company's common stock. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD"), under the symbol "SEUS".

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

Item 2.  Description of Property.

     The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Jenson Services, Inc., a Utah corporation, and financial consulting firm ("Jenson Services"), which are provided at no cost. See Part I, Item I, of this Report.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the period covered by this report or during the previous five calendar years, with the exception of the Article of Amendment to the Articles of Incorporation effecting the reverse split on September 5, 1995. The Amendment is incorporated in the Form 10-SB-A1, as filed on March 31, 1997. See Exhibit Index, Item III.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. The Company's common stock is currently listed in the "pink sheets" of the National Quotation Bureau, Inc. (The "NQB") and on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "SEUS". There is currently no established market for such shares; and management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by past or present members of management or others may have a substantial adverse impact on any such public market.

Holders
-------

     The number of record holders of the Company's common stock as of the year ended December 31, 1997, was approximately 128; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years, and presently.

Dividends
---------

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.


Recent Sales of Unregistered Securities
---------------------------------------

     On September 18, 1995, the Company's Board of Directors unanimously voted to issue 1,650,000 "unregistered" and "restricted" shares common to stock Jenson Services, in consideration of $10,000.00 in consulting fees and expenses incurred by the Company and settled by Jenson Services. These shares are fully-paid and were issued to Jenson Services, on the basis of par value (.001), on or about September 18, 1995.

          Management believes that Jenson Services, is an "accredited investor" as that term is defined under applicable federal and state securities laws, rules and regulations. Further, Jenson Services, is a consultant to the Company and had access to all material information regarding the Company prior to the offer or sale of these securities. The offer and sale of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

     The Company has not engaged in any material operations in the period ending December 31, 1997, or since approximately 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Item 7.  Financial Statements.

        Independent Auditor's Report

        Balance Sheets - December 31, 1997 and 1996

        Statements  of  Stockholders'  Equity for the Period  from  Reactivation
         [December 31, 1994] through December 31, 1997

        Statements  of  Operations  for the Years  Ended  December  31, 1995 and
         December 31, 1996, and for the Period from Reactivation [December 31, 1994] through December 31, 1997

        Statements  of Cash  Flows for the Years  Ended  December  31,  1997 and
         December 31, 1996, and for the Period from Reactivation [December 31, 1994] through December 31, 1997

        Notes to Financial Statements

                               SEAFOODS PLUS, LTD.
                          [A Development Stage Company]

                          Independent Auditors' Report
                                       and
                              Financial Statements

                           December 31, 1997 and 1996




                               SEAFOODS PLUS, LTD.
                          [A Development Stage Company]

                                Table of Contents

                                                                                                                                Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1


Balance Sheets - December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2


Statements of Stockholders' Equity for the Period from
 Reactivation [December 31, 1994] through December 31, 1997 . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

Statements of Operations  for the Years Ended December 31, 1997 and December 31,
 1996, and for the Period from Reactivation [December 31, 1994]
 through December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . .       4

Statements of Cash Flows for the Years Ended  December 31, 1997 and December 31,
 1996, and for the Period from Reactivation [December 31, 1994]
 through December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .       5


Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6 - 7



MANTYLA, McREYNOLDS
AND ASSOCIATES, C.P.A.'S
A Professional Corporation



Board of Directors and Stockholders
Seafoods Plus, LTD.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Seafoods Plus, LTD. [a development stage, Utah corporation] as of December 31, 1997 and December 31, 1996, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years then ended and for the period from reactivation [December 31, 1994] through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seafoods Plus, LTD. as of December 31, 1997, and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Seafoods Plus, LTD. will continue as a going concern. As discussed in note D to the financial statements, the Company has accumulated losses from inception totaling $47,022 and presently has no prospects for commencing operations or generating revenue. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                            /S/ MANTYLA, McREYNOLDS & ASSOCIATES
                                             Mantyla, McReynolds & Associates
February 27, 1997
Salt Lake City, Utah






                               SEAFOODS PLUS, LTD.
                          [A Development Stage Company]
                                 Balance Sheets
                           December 31, 1997 and 1996

                                                                     1997                 1996
ASSETS

        Current Assets
               Cash - note B                                     $       583            $    653
                                                                  ----------             -------
        Total Current Assets                                             583                 653
                                                                  ----------             -------
        TOTAL ASSETS                                             $       583           $     653
                                                                  ==========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accounts payable                                  $        401            $    401
               Shareholder Loan - Note F                                7,777               4,236
               Income taxes payable - Notes A & C                         100                 100
                                                                   ----------            --------
        Total Current Liabilities                                       8,278               4,737
                                                                   ----------             -------

TOTAL LIABILITIES                                                       8,278               4,737
                                                                   ----------            --------

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.001 par;
           2,000,012 post-split shares issued and outstanding         2,000                2,000
        Additional paid-in capital                                   37,327               37,327
        Deficit accumulated during development stage                (43,022)             (43,411)
                                                                   --------             --------

TOTAL STOCKHOLDERS' EQUITY                                           (7,695)                 653
                                                                   --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $        653           $    1,221
                                                                ===========            =========




                 See accompanying notes to financial statements






                                      SEAFOODS PLUS, LTD.
                                 [A Development Stage Company]
                              Statements of Stockholders' Equity/(Deficit)
        For the Period from Reactivation [December 31, 1994] through December 31, 1997

                                                                                  Deficit
                                                                                Accumulated
                                                                Additional        During              Total
                                 Number of        Common          Paid-in       Development       Stockholders'
                                  Shares           Stock          Capital          Stage             Equity
                              --------------- --------------  -------------- ----------------  -------------------
Balance, December 31, 1994    $      350,012  $         350   $      28,977  $      (30,030)   $             (703)

Issued 1,650,000 shares for cash   1,650,000          1,650           8,350                                10,000

Net loss for the year ended
December 31, 1995                                                                    (8,577)               (8,577)
                              --------------- --------------  -------------- ----------------  -------------------
Balance, December 31, 1995         2,000,012           2,000          37,327         (38,607)                  720
                              --------------- --------------  -------------- ----------------  -------------------
Net loss for the year ended
December 31, 1996                                                                     (4,804)              (4,804)
                              --------------- --------------  -------------- ----------------  -------------------
Balance, December 31, 1996         2,000,012           2,000          37,327         (43,411)              (4,084)

Net loss for the year ended
December 31, 1997                                                                     (3,611)              (3,611)
                              -------------- ---------------  -------------- ----------------  -------------------
Balance, December 31, 1997         2,000,012  $        2,000   $      37,327 $       (47,022)  $           (7,695)
                              =============== ==============  ============== ================  ===================

                 See accompanying notes to financial statements





                               SEAFOODS PLUS, LTD.
                          [A Development Stage Company]
                            Statements of Operations
             For the Years Ended December 31, 1997 and 1996, and for
      the Period from Reactivation [December 31, 1994] through December 31, 1997


                                                                       For the Period
                             For the Year Ended  For the Year Ended    from Reactivation to
                             December 31, 1997   December 31, 1996     December 31, 1996

Revenues                     $           -0-     $          -0-        $           -0-


Expenses                                3,511              4,704                 16,692
                             ---------------------   --------------       -------------


Loss Before Income Tax                 (3,511)            (4,704)               (16,692)


Income taxes- notes A & C                 100                100                    300
                             ---------------------  ---------------      ---------------


Net Loss                     $         (3,611)   $        (4,804)      $        (16,992)
                              ====================  ===============      ===============


Net Loss Per Share           $           (.01)   $          (.01)      $           (.01)
                              ===================   ===============      ===============

Weighted Average
  Shares Outstanding                  2,000,012         2,000,012             1,505,765
                              ===================   ===============      ===============




                           See accompanying notes to financial statements





                               SEAFOODS PLUS, LTD.
                          [A Development Stage Company]
                            Statements of Cash Flows
             For the Years Ended December 31, 1997 and 1996, and for
      the Period from Reactivation [December 31, 1994] through December 31, 1997

                                                                               For the Period
                                    For the Year Ended   For the Year Ended    from Reactivation to
                                    December 31, 1997    December 31, 1996     December 31, 1996

Cash Flows From Operating Activities
------------------------------------

Net Loss                            $        (3,611)      $        (4,804)     $        (16,992)

Adjustments to reconcile net income to net
  cash provided by operating activities:
        Increase/(decrease) in:
               Accounts payable                 -0-                   -0-                   401
               Income taxes payable             -0-                   -0-                  (603)
               Shareholder loan               3,541                 4,236                 7,777
                                      -----------------     ---------------     -----------------

Net Cash Used For Operating Activities          (70)                 (568)               (9,417)
                                       -----------------     ---------------     -----------------

Cash Flows From Financing Activities
------------------------------------

Issuance of common stock                        -0-                    -0-                     10,000
                                        ----------------      --------------     ----------------
Net Cash Provided By Financing Activities       -0-                    -0-               10,000
                                        -----------------     --------------     ----------------

Net Increase (Decrease)  in Cash                (70)                  (568)                 583

Beginning Cash Balance                          653                   1,221                 -0-
                                        -----------------     --------------     ----------------

Ending Cash Balance                 $           583            $        653      $          583
                                       ==================     ==============     ================

Supplemental Disclosure of Cash Flow Information:

Cash paid for the period for interest $        -0-             $       -0-       $          -0-
Cash paid for the period for income taxes   $  -0-             $       100       $          890


                 See accompanying notes to financial statements
                                       5

                               SEAFOODS PLUS, LTD.
                          Notes to Financial Statements
                                December 31, 1997

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

          Seafoods Plus, LTD., a development stage company, has yet to commence its planned principal operations and has been in an essentially dormant status for the last nine years.


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

          Net Loss Per Common Share

          Net loss per common share is based on the weighted average number of shares outstanding.

          Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B    Cash

          Cash is comprised of cash on deposit in the trust account of the corporate attorney.


NOTE C    Change in Accounting Principle -- Accounting for Income Taxes

          During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this change in accounting for income taxes as of January 1, 1993 is $0, due to operating losses carried forward from prior years and unlikely nature of future earnings. For the years ended December 31, 1997 and 1996, the Company had no significant income tax expenses due to operating losses during those periods. Any deferred tax benefit arising from the operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward. The Company has no timing differences.

          The amount shown on the balance sheet for income taxes payable represents the annual minimum amount due to the State of Utah.

                              SEAFOODS PLUS, LTD.
                         Notes to Financial Statements
                               December 31, 1997

NOTE D    Liquidity

          The Company has accumulated losses from inception totaling $47,022, nominal assets and no operations at December 31, 1997. Financing for the Company's limited activities to date has been primarily provided by borrowing from shareholders and the issuance of common stock. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management is currently seeking a well-capitalized merger candidate in order to re-commence its operations. Should management be unsuccessful in its merger activities, it will have a material adverse effect on the Company.



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

NOTE F    Stockholder Loan

          A stockholder has paid expenses on behalf of the Company in the amount of $3,541 during the year ended December 31, 1997 and $4,236 during the year ended December 31, 1996. The Company has recorded a liability for these expenses to the stockholder. The unsecured loan bears no interest and is due on demand.

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




                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the years ending December 31, 1995, 1996 and 1997, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

Business Experience
-------------------

     Kathleen L. Morrison, Director and President. Mrs. Morrison is 41 years old. For the past four years, she has been the office manager for two persons, one of which is Jenson Services, which is a consultant to and the majority stockholder of the Company. For seven years, she was the editor of "Super Group," a vertical market computer magazine targeting HP3000 users. Ms. Morrison received a B.A. degree from Colorado State University in 1978.

     Jason R. Osborne, Director and Vice President. Mr. Osborne is 26 years old. For the past two and a half years, he has been a media assistant for Evans Group. He has also served as a media buyer and media planner for Evans Group. Mr. Osborne received a B.S. from Utah State University in 1994.

     Terry Hardman, Director and Secretary/Treasurer. Ms. Hardman is 45 years old. For the past five years, she has been the Director for IHC Neonatal LifeFlight. Ms. Hardman received a B.S. from the College of Nursing at the University of Utah in 1976.


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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     In conjunction with Section 16(a) of the Exchange Act, the following table identifies the "reporting persons" which have filed Form 3, Initial Statements of Benficial Ownership of Securities, due their relationships with the Company, in compliance with the aforementioned act.

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

Jason Reed Osborne                  Vice President and Director                 on or about 4/1/97

Terry Hardman                       Sec'y/Treasurer and Director                on or about 4/1/97

Jenson Services, Inc.               10% owner                                   on or about 4/1/97

Duane S. Jenson                     (Indirect)beneficial owner                  on or about 4/1/97
                                    of Jenson Services securities

     No director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities since the date of filing of the above-referenced reports.

Item 10. Executive Compensation.

Cash Compensation
-----------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards                Payouts
(a)          (b)        (c)        (d)        (e)        (f)          (g)        (h)        (i)
Name and     Years or                         Other      Restricted   Option/    LTIP       All
Principal    Periods    $          $          Annual     Stock        SAR's      Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)        ($)        Compensa-
             1997,                            sation($)                                     tion ($)
             1996 &
             1995

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
Treasurer
& Director



     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ending December 31, 1997, 1996 or 1995, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

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
5525 S. 900 E., Suite 110
Salt Lake City, Utah 84117


Security Ownership of Management
--------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof:

                                             Number and Percentage*
                                         of Shares Beneficially Owned
                                         ----------------------------
Name and Address                      Number of Shares      Percent of Class
----------------                    --------------------    ----------------

Kathleen L. Morrison                 0                        0
5525 S. 900 E., Suite 110
Salt Lake City, Utah 84117

Jason Reed Osborne                   0                        0
269 E. Hill Ave #3
Salt Lake City, Utah 84107

Terry Hardman                        0                        0
2165 E. 7495 S.
Salt Lake City, Utah 84121
--------------------------          ---                      ---

All ddirectors and executive
officers as a group (3)              0                        0
                                    ---                      ---

Changes in Control
------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others
---------------------------------------

     On September 18, 1995, the Company's Board of Directors unanimously voted to issue 1,650,000 "unregistered" and "restricted" shares of common stock to Jenson Services, in consideration of $10,000.00 in consulting fees and expenses incurred by the Company and settled by Jenson Services. These shares are fully-paid and were issued to Jenson Services, on the basis of par value (.001), on or about September 18, 1995. Except as indicated above and in Part I, Item I, there were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.


Certain Business Relationships
------------------------------

     Except as indicated in Part I, Item 1, "Business Development," and Item 12,
Part 1, under the heading, "Transactions with Management and Others", of this caption, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.


Indebtedness of Management
--------------------------

     Except as indicated in Part I, Item I, "Business Development," and Item 12,
Part I, under the heading, "Transactions with Management and Others", there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.


Transactions with Promoters
---------------------------

     Except as indicated in Part I, Item 1, "Business Development", and Item 12,
Part I, under the heading, "Transactions with Management and Others", there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K
-------------------

          None.


Exhibits*
--------

     (i)                                          Where Incorporated
                                                    in this Report
                                                  ------------------

Registration Statement on Form 10-SB-A1,
as filed on March 31, 1997**                           Part I

Annual Report on Form 10-KSB/A, for the
year ending December 31, 1996, as filed on
June 30, 1997**                                        Part I


Exhibit Number                                      Description
--------------                                      -----------

(27)                                              Financial Data Schedule


     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These  documents and related exhibits have previously been filed with the
Securities  and  Exchange   Commission  and  are  incorporated  herein  by  this
reference.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SEAFOODS PLUS, LTD.

Date:By/S/3-31-98                            By /S/Terry Hardman


Date:By/S/3-30-98                            By /S/Jason R. Osborne


Date:By/S/3-31-98                            By /S/Kathleen L. Morrison


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