Form 10KSB/A
period 1997-12-31
SEAFOODS PLUS LTD
filed 1998-04-02
CIK 1024022

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

(1)   Yes X    No     (2)   Yes X     No
         ---     ---           ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A, as filed on March 31, 1997.[ ]

State Issuer's revenues for its most recent fiscal year:
December 31, 1997 - $ - 0 -

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


DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                    PART I

Item 1.  Description of Business.

Business Development
--------------------

     For a discussin of the activities of Seafoods Plus, LTD., a Utah corporation (the "Company"), prior to the period covered by this Report, see the Company's Registratin Statement on Form 10-SB-A1, filed with the Securities and Exchange Commission on March 31, 1997, and its Annual Report on Form 10-KSB, for the calendar year ended December 31, 1996, as filed on June 30, 1997.

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

Involvement in Other "Blank Check" Companies.
---------------------------------------------

     Other than the Company, Jason Osborne has not been involved as a director, executive officer or five percent stockholder of any "blank check" company in the last ten years.

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

     Other than the Company, Terry Hardman currently serves as Vice-President and Director of Olympus MTM Corporation, a Utah corporation ("Olymus"). At this time, Olympus may be deemed to be a "blank check" company.

     No current director or executive officer has been involved in any initial public offering involving the securities of a "blank check" company in the ten-year period immediately preceding the date of this Report.


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

     "Going Concern" Opinion of Independent Auditor. In its Independent Auditors' Report, dated February 27, 1998, on the Company's financial statements for the years ended December 31, 1997 and 1996, the Company's independent auditor has expressed uncertainty as to the likelihood of the Company continuing as a going concern. This opinion is based on the Company's substantial accumulated losses from operations, its lack of assets and its net working capital deficiency. See Part I, Item 7, of this Report.

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

     Dilution. The issuance of an aggregate of 1,650,000 shares of the Company's common stock to Jenson Services in 1995 effected a "dilution" of the holdings of the Company's other stockholders. Additionally, depending on the nature and extent of services rendered, the Company may compensate Jenson Services for any financial consulting services that it may perform for the Company in the future. Because the Company currently has no resources, and is unlikely to have any resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to Jenson Services; this would further dilute the holdings of the Company's other stockholders.

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

Item 2.  Description of Property.

     The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Jenson Services, which are provided at no cost. See Part I, Item I, of this Report.

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

     The Company has had no operations during the period covered by this Report or since 1988.


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

                                            /S/ MANTYLA, McREYNOLDS & ASSOCIATES
                                             Mantyla, McReynolds & Associates
February 27, 1998
Salt Lake City, Utah






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
                                                                  ==========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accounts payable                                  $        401            $    401
               Shareholder Loan - Note F                                7,777               4,236
               Income taxes payable - Notes A & C                         100                 100
                                                                   ----------            --------
        Total Current Liabilities                                       8,278               4,737
                                                                   ----------             -------

TOTAL LIABILITIES                                                       8,278               4,737
                                                                   ----------            --------

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.001 par;
           2,000,012 post-split shares issued and outstanding         2,000                2,000
        Additional paid-in capital                                   37,327               37,327
        Deficit accumulated during development stage                (47,022)             (43,411)
                                                                   --------             --------

TOTAL STOCKHOLDERS' EQUITY                                           (7,695)              (4,084)
                                                                   --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $        553           $      653
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


                                                                       For the Period
                             For the Year Ended  For the Year Ended    from Reactivation to
                             December 31, 1997   December 31, 1996     December 31, 1997

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

                                                                               For the Period
                                    For the Year Ended   For the Year Ended    from Reactivation to
                                    December 31, 1997    December 31, 1996     December 31, 1997

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

Jason Reed Osborne                  Vice President and Director                 on or about 4/1/97

Terry Hardman                       Sec'y/Treasurer and Director                on or about 4/1/97

Jenson Services, Inc.               10% owner                                   on or about 4/1/97

Duane S. Jenson                     (Indirect)beneficial owner                  on or about 4/1/97
                                    of Jenson Services securities

     No director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities since the date of filing of the above-referenced reports.
tem 10. Executive Compensation.

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

                                             SEAFOODS PLUS, LTD.



Date:By/S/4-02-98                            By /S/Jason R. Osborne


Date:By/S/4-02-98                            By /S/Kathleen L. Morrison


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             SEAFOODS PLUS, LTD.


Date:By/S/4-02-97                            By /S/Jason R. Osborne


Date:By/S/4-02-97                            By /S/Kathleen L. Morrison