Form 10QSB
period 1998-03-31
SEAFOODS PLUS LTD
filed 1998-05-14
CIK 1024022

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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

                                March 31, 1998

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


                               SEAFOODS PLUS, LTD.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                                                     3/31/98            12/31/97
                                                                 ----------------    ----------------
                                                                     [Unaudited]
ASSETS

      Total Current Assets                                     $             583   $             583

                                                                 ----------------    ----------------
TOTAL ASSETS                                                   $             583   $             583
                                                                 ================    ================

LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities
          Loans from stockholders                              $           7,909   $           7,777
          Accounts Payable                                                   401                 401
          Income Taxes Payable                                               100                 100
                                                                 ----------------    ----------------
      Total Current Liabilities                                            8,410               8,278

TOTAL LIABILITIES                                                          8,410               8,278

EQUITY
          Common Stock - 50,000,000 shares authorized at par;              2,000               2,000
             2,000,012 post-split shares issued and outstanding
          Paid-in Capital                                                 37,327              37,327
          Accumulated Deficit                                            (47,154)            (47,022)
                                                                 ----------------    ----------------
TOTAL EQUITY                                                              (7,827)             (7,695)

                                                                 ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                     $             583   $             583
                                                                 ================    ================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1997 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by


                               SEAFOODS PLUS, LTD.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
         For the Three-Month Periods Ended March 31, 1998 and 1997, and
  for the Period from Reactivation [December 31, 1994] through March 32, 1998

                                                           Three Months         Three Months           For the Period
                                                               Ended                Ended           from Reactivation to
                                                              3/31/98              3/31/97                 3/31/98
                                                         ------------------   ------------------    --------------------
                                                            [Unaudited]          [Unaudited]             [Unaudited}
REVENUE
      Income                                           $                 0  $                 0   $                 0
                                                         ------------------   ------------------    -------------------

OPERATING EXPENSES                                                     132                1,442                16,824
                                                         ------------------   ------------------    -------------------
TOTAL OPERATING EXPENSES                                               132                1,442                16,824

INCOME / FRANCHISE TAX                                                   0                  100                   300
                                                         ------------------   ------------------    -------------------
NET (LOSS)                                             $              (132) $            (1,542)  $           (17,124)
                                                         ==================   ==================    ===================


NET LOSS PER SHARE                                     $             (0.01) $             (0.01)  $             (0.01)
                                                         ==================   ==================    ===================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                      200,012              200,012             1,543,784
                                                         ==================   ==================    ===================


                               SEAFOODS PLUS, LTD.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
         For the Three-Month Periods Ended March 31, 1998 and 1997, and
  for the Period from Reactivation [December 31, 1994] through March 31, 1998

                                                                    Three Months          Three Months         For the Period
                                                                       Ended                  Ended         from Reactivation to
                                                                      3/31/98                3/31/97               3/31/98
                                                                  -----------------     -----------------   --------------------
                                                                    [Unaudited]           [Unaudited]            [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                      $             (132)   $           (1,442)  $           (17,124)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in franchise taxes payable                                0                  (100)                 (603)
   Increase/(Decrease) in accounts payable                                       0                     0                   401
   Increase/(Decrease) in shareholder loan                                     132                 1,540                 7,909
                                                                  -----------------     -----------------     ------------------
      Net Cash Used For Operating Activities                    $                0    $               (2)  $            (9,417)
                                                                  =================     =================     ==================

Cash Flows Provided by Financing Activities
------------------------------------------------------------

 Issuance of Common Stock                                                        0                     0                10,000

 Net Cash Provided By Financing Activities                                       0                     0                10,000

      Net Increase In Cash                                                       0                    (2)                  651

      Beginning Cash Balance                                                   583                   653                     0

      Ending Cash Balance                                       $              583    $              651   $               651
                                                                  =================     =================     ==================

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid for the period for interest                           $                0    $               0    $                 0
Cash paid for the period for income taxes                       $                0    $             100    $               890




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SEAFOODS PLUS, LTD.



Date: 5-11-98               /S/ KATHLEEN L. MORRISON
                            Kathleen L. Morrison, President and Director



Date: 5-14-98               /S/ TERRY HARDMAN
                            Terry Hardman, Secretary and Director