Form 10QSB
period 1998-08-31
SEAFOODS PLUS LTD
filed 1998-08-31
CIK 1024022

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from May 1, 1998 to June 30, 1998.

                         Commission file number 0-21853


                         CADAPULT GRAPHIC SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


     Delaware                                                     87-0413539
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)

                 110 Commerce Drive, Allendale, New Jersey 07401
                    (Address of principal executive offices)

                                  201-236-1100
                           (Issuer's telephone number)

                               Seafoods Plus, Ltd.
           5525 South 900 East, Suite 110, Salt Lake City, Utah 84117
                                   December 31
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No____

     As of August 26, 1998, the registrant had 2,811,518 shares of common stock, par value $.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes____ No _x_

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                  INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 1998 (unaudited)
     and April 30, 1998........................................................3

Consolidated Statements of Operations for the Two Months Ended
     June 30, 1998and 1997 (unaudited).........................................4

Consolidated Statement of Changes in Shareholder's Equity for
     the Two Months Ended June 30, 1998 (unaudited)............................5

Consolidated Statements of Cash Flows for the Two Months
     Ended June 30, 1998 and 1997 (unaudited)..................................6

                 Cadapult Graphic Systems, Inc. and Subsidiaries
                  Consolidated Balance Sheets




                                    ASSETS                                       June 30, 1998 (Unaudited)           April 30, 1998
CURRENT ASSET
     Cash                                                                        $                  22,820           $       382,568
     Accounts Receivable, less allowance for doubtful accounts of $22,500                        1,653,624                 1,114,978
     Attorney Escrow Account                                                                       320,000                        -
     Inventories                                                                                 1,057,084                   779,927
     Prepaid and refundable income taxes                                                            46,295                    46,295
     Prepaid expenses and other current assets                                                      38,591                    50,446
                                                                                -------------------------             --------------
     Total Current Assets                                                                        3,138,414                 2,374,214

PROPERTY AND EQUIPMENT, NET                                                                        232,024                   241,416
 Goodwill and other intangible assets                                                              410,195                   415,797
     Security Deposits                                                                              31,343                    31,343
                                                                                -------------------------             --------------
                                                                                                   441,538                   447,140
TOTAL ASSETS                                                                     $               3,811,976            $    3,062,770
                                                                                =========================             ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                                        $                 695,000           $     1,000,000
     Accounts Payable                                                                               89,220                    89,136
     Accrued Expenses and other current liablities                                               1,936,974                 1,025,775
     Due to officer                                                                                131,510                   173,481
     Deferred Revenue                                                                               20,000                    20,000
     Deferred income taxes                                                                         144,600                   156,348
                                                                                                       -                         -
                                                                                -------------------------             --------------
                                                                                                 3,017,304                 2,474,740
OTHER LIABILITIES
     Long-term debt, less current maturities                                                       156,990                   171,897
     Notes payable to related party                                                                 20,832                    70,832
                                                                                 -------------------------             -------------
                                                                                                   177,822                   242,729
COMMITMENTS
SHAREHOLDERS EQUITY
     Common Stock, .001 par value, Authorized 50,000,000 shares, issued 2,583,500 in                 2,583                     1,650
     June and 1,650,000 in April
     Additional paid-in capital                                                                    423,167                    43,650
     Retained Earnings                                                                             191,100                   300,001
                                                                                 -------------------------           ---------------
              Total Shareholder's equity                                                           616,850                   345,301
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $               3,811,976           $     3,062,770
                                                                                 ===========================         ===============

See accompanying notes to consolidated financial statements.

                 Cadapult Graphic Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                          Two Months Ended June 30,
                                                                     1998                         1997
                                                            ----------------------       -------------------

NET SALES                                                     $        1,623,754             $      821,644
                                                              ------------------             --------------
COSTS AND EXPENSES:
     Cost of sales                                                     1,237,942                    614,582
     Selling, general and administrative expenses                        482,819                    377,527
                                                              ------------------             --------------
LOSS FROM OPERATIONS                                                     (97,007)                  (170,476)
                                                              ------------------             --------------
INTEREST EXPENSE                                                          21,894                      6,316
LOSS BEFORE INCOME TAXES (CREDITS)                                     (118,901)                   (176,792)
INCOME TAX (CREDITS):
     Current                                                               -                         -
     Deferred                                                           (10,000)                    (22,800)
                                                              ------------------             ---------------
                                                                        (10,000)                    (47,800)

NET LOSS                                                      $        (108,901)           $      (128,992)
                                                              ==================           ================
WEIGHTED AVEERAGE COMMON SHARES OUTSTANDING                            1,799,940                  1,587,220
                                                              ==================           ================
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                 $           (0.06)           $          (0.08)
                                                              ==================           ================

See accompanying notes to consilidated financial statements.

                 Cadapult Graphic Sytems, Inc. and Subsidiaries
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                                       Common Stock

                                                                              Additional                   Total
                                                                               Paid-in       Retained   Shareholders'
                                              Shares          Amount           Capital       Earnings      equity
                                              ---------      ----------      -----------     --------    ------------

BALANCES, APRIL 30, 1998                      1,650,000      $    1,650      $   43,650      $   300,001   $   345,301
   Sale of Common Stock and shares
         to be issued through
   Private Placement                            256,000             256         319,744               -             -
   Issuance of Common Stock to
   former Seafoods
   Plus Ltd. Shareholders in exchange
   for net assets                               571,432             571            (571)               -            -
   Issuance of Common Stock for
   services                                      66,068              66          10,384                -        10,450
   Issuance of Common Stock upon
   conversion of note payable to related
   party                                         40,000              40          49,960                -        50,000
   Net loss                                           -               -               -         (108,901)     (108,901)
                                              ---------      ----------     -----------     -------------   ------------
BALANCES, JUNE 30, 1998                       2,583,500      $    2,584     $   423,167     $    191,100     $  616,850
                                              =========      ==========     ===========     ============     ==========


See accompanying notes to consolidated financial statements.

                Cadapult Graphic Systems, Inc. and Subsidiaries
                 Cadapult Graphic Systems, Inc. and Subsidiaries
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                          1998                 1997
                                                                                    ------------------    ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                          $  (108,901)           $   (128,992)
    Adjustments to reconcile net loss to net cash flows from operating activities
       Depreciation and amortization                                                       19,063                       -
       Deferred income taxes                                                              (10,000)                (22,800)
                                                                                    ------------------    ----------------
       Common Stock issued for services                                                    10,450                       -
       Changes in operating assets and liabilities:
             Accounts receivable                                                         (538,646)               (456,899)
             Inventories                                                                 (277,157)               (190,085)
             Prepaid and refundable income taxes                                                -                 (25,000)
             Prepaid expenses and other current assets                                     11,855                  (1,338)
             Security deposits                                                                  -                  (6,000)
             Accounts payable                                                             911,199                 (23,127)
             Accrued expenses and other current liabilities                               (41,971)                  4,662
             Deferred revenu                                                              (11,748)                 64,918
                                                                                    ------------------    ----------------
                    Net Cash flows from operating activities                              (35,856)                129,138
                                                                                    ------------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES -
    Purchases of property and equipment                                                   (4,069)                  (9,769)
CASH FLOWS FROM FINANCING ACTIVITIES:                                               ------------------    ----------------
    Note payable to bank                                                                (305,000)                 100,000
    Payments on long term debt                                                           (14,823)                  (2,017)
    Advances from officer                                                                      -                        -
    Sale of common stock                                                                       -                        -
                                                                                    ------------------    ----------------
       Net cash flows from financing activities                                         (319,823)                 167,983
                                                                                    ------------------    ----------------
NET CHANGE IN CASH                                                                      (359,748)                 287,351
CASH, BEGINNING OF PERIOD                                                               (382,568)                  30,444
CASH, END OF PERIOD                                                                   $   22,820           $      317,795
                                                                                      ===========          ==============
SUPPLEMENTAL, CASH FLOW INFORMATION:
    Interest paid                                                                     $   21,894           $        6,316
                                                                                    =============         ================
    Income taxes paid                                                                           -                       -
                                                                                   ==============         ================
    Proceeds from issuance of Common Stock in Escrow                                  $   320,000           $           -
                                                                                   ==============         ================
    Issuance of Common Stock upon conversion of Note payable to related party         $    50,000           $           -
                                                                                   ==============         ================


See accompanying notes to consolidated financial statements.

                        CADAPULT GRAPHIC SYSTEMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - BASIS OF PRESENTATION:

     The consolidated balance sheet as of April 30, 1998 has been derived from the audited balance sheet that will be included in the Company's Form 8K/A to be filed on or about August 31, 1998 and is presented for comparative purposes. All other financial statements are unaudited. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should read in conjunction with the financial statements and notes thereto included in the Company's 8K/A.

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS:

     Pursuant to an Agreement and Plan of Reorganization dated June 5, 1998 (the "Plan"), between the Registrant; Cadapult Graphic Systems, Inc., a New Jersey corporation ("Cadapult"); all of the stockholders of Cadapult (the "Cadapult Stockholders"); Jenson Services, Inc., a Utah corporation
     ("Jenson Services"); and Duane S. Jenson and Jeffrey D. Jenson (collectively, the "Jensons"), the Cadapult Stockholders became the controlling stockholders of the Registrant in a transaction viewed as a reverse acquisition, and Cadapult became a wholly-owned subsidiary of the Registrant. The Plan was treated as a recapitalizafion of Cadapult for accounting purposes, and the closing date of the Plan was June. 18, 1998. The historical financial statements of Seafoods Plus Ltd. prior to the merger will no longer be reported, as Cadapult's financial statements are now considered the financial statements of the ongoing reporting entity.

     On August 10, 1998, the shareholders approved an amendment to the Certificate of Incorporation of the Company to change the Company's name from Seafoods Plus Ltd. to Cadapult Graphic Systems, Inc. The shareholders also approved the reincorporation of the Company as a Delaware corporation and a related Agreement and Plan of Merger pursuant to which the Company will be merged into a wholly-owned Delaware subsidiary. The Board of Directors of the Company and its New Jersey Subsidiary have authorized a Parent/Subsidiary merger of the two companies.

     On June 24, 1998 the Company elected to change its fiscal year from a December 31 year end to a June 30 year end. The transition period is included herein.

     The Company is engaged in the business of providing computer graphics systems, peripherals, supplies, training and service to graphics professionals. The Company is a value-added dealer of computer graphics equipment and supplies, including animation and design software and workstations, publishing software and workstations, file servers, networks, color scanners and color printers and copiers. The Company's markets include advertising and marketing companies, printers, quick print shops, services bureaus, animators and industrial designers, as well as the broad market for color printers.

NOTE 3 - PRIVATE PLACEMENT

     In August 1998, the Company completed a private placement through the sale of 524,000 shares of its Common stock for $655,000. Expenses associated with the private placement are estimated at $35,000, providing the Company with net proceeds of $620,000.

Item 2.       Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in the Form 8K/A, to be filed on or about August 31, 1998.

Results of Operations
For the Two Months Ended June 30, 1998 and 1997

Sales. Consolidated sales for the two months ended June 30, 1998 compared to the same period in 1997, increased approximately 100% to $1,623,754 from $821,633. This increase was due to additional sales of $238,877 generated from the acquisition of BBG Technologies, which was completed in March 1998, and from increased sales to existing and new customers. The revenue mix in 1998 between systems, supplies and services has remained comparable to the same period in 1997.

Cost of Sales. Cost of Sales for the two months ended June 30, 1998 were $1,237,942, or approximately 76% of sales, as compared to $614,582 or approximately 75% of sales for the comparable period in 1997. The Cost of Revenues in 1998 have remained consistent from the same period in 1997, along with the revenue mix.

Selling, General and Administrative. For the two months ended June 30, 1998, Selling, General and Administrative expenses increased to $482,819 from $377,527, which represents a drop to 30% of sales from 46% of sales. The dollar increase in 1998 is due mainly to an increase in legal, accounting and consulting fees associated with the merger and being a publicly held company, and to amortization of goodwill resulting from the acquisition of BBG Technologies in March 1998. The percentage decrease can be attributed to the increase in sales as described above.

Interest Expense. For the two months ended June 30, 1998, Interest expense increased to $21,894 from $6,316. The increase in 1998 is due primarily to the increase in borrowing due to the acquisition of BBG Technologies in March 1998.

Income Taxes. For the two months ended June 30, 1998, the Company has not recorded a tax benefit of a net operating loss carryforward due to the uncertainty of its future utilization. For the two months ended June 1997, the Company was able to carry back its net operating losses.

Net Loss. For the two month period ended June 30, 1998, the Company incurred a net loss of $108,901 or $0.06 per share as compared to a net loss of $128,992 or $0.08 per share for the corresponding two month period ended June 30, 1997.

Liquidity and Capital Resources

The Company has an agreement with a bank under which it can borrow up to $1,200,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1% over the bank's base rate, are payable on demand and are collateralized by all assets of the Company. As of June 30, 1998 the Company had used $695,000 of this line.

Through August of 1998, the Company successfully completed a private offering for $655,000 consisting of 524,000 shares of Common Stock at a purchase price of $1.25. As of June 30, 1998, the Company had on deposit $320,000 with an escrow agent, which was subsequently released to the Company in August, 1998. The Company plans to use the proceeds for strategic acquisitions complimentary to its core business.

The Company had a negative cash flow of $359,748 for the two months ended June 30, 1998. This resulted primarily from the repayment of $305,000 from the credit line and $14,823 on long term debt. Cash used in operations resulted in negative cash flows of $35,856 which consists of an increase in accounts receivable of $538,646 and an increase in inventory of $277,157, offset by an increase in accounts payable of $911,199.

Seasonality

It is anticipated that the Company's cash flow from operations will be significantly greater in the fall and winter months than in the spring and summer months due to the purchasing cycles associated with the Company's products. In the event that the Company is unable to generate sufficient cash flows from operations during the seasons of peak operations, the Company may be required to utilize other cash reserves (if any) or seek additional equity/debt financing to meet operating expenses, and there can be no assurance that there will be any other cash reserves or that additional financing will be available or, if available, on reasonable terms.

Year 2000 Discussion

Many computer programs were designed to perform data computations on the last two digits of the numerical value of the year. When computations referencing the year 2000 are performed, these program may interpret -00- as the year 1900 and could either corrupt the date-related computations or not process them at all. As a result, many software and computer systems may need to be upgraded or replaced in order comply with such year 2000 requirements.

The Company has reviewed all its computer systems, which are provided by third-party manufacturers. The manufacturers have represented to the Company that their systems are or will be year 2000 compliant. However, the Company could be adversely impacted by year

     2000 issues faced by significant customers, vendors, suppliers, financial service organizations and other third parties with whom the Company conducts business. The Company still needs to determine the degree of its customers, vendors, suppliers, and financial service organizations' preparedness and whether alternate vendors, suppliers, and financial service organizations will be needed or available in the event of any disruption in the supply of goods or services to the Company. The Company still needs to assess its potential liability to such third parties if the Company is not year 2000 compliant. The Company still needs to assess the potential costs related to addressing year 2000 issues. The Company does not presently have a contingency plan related to year 2000 issues and may create a contingency plan upon further assessment of the issues.

Forward Looking Statements

The foregoing management discussion and analysis contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including the Company's continuing ability to obtain additional financing, dependence on contracts with suppliers, competitive pricing for the Company's products, demand for the Company's products which depends upon the condition of the computer industry, and the effects of increased indebtedness as a result of the Company's business acquisitions. Except for the historical information contained in this new release, all forward-looking information are estimates by the Company's management and are subject to various risks, uncertainties and other factors that may be beyond the Company's control and may cause results to differ from management's current expectations, which may cause actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

     Between June and August 1998, the Company offered and sold 524,000 shares of common stock, par value $.001 per share, at an aggregate price of $655,000, in reliance upon Sections 4(2) and/or 3(b) of the Securities Act of 1933, as amended. The closings for the offering occurred on July 17, 1998 and August 13, 1998. The Company sold the shares of common stock to a limited number of persons. The shares of common stock are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The Company intends to use the proceeds for working capital purposes, including the acquisition of other businesses.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On August 10, 1998, the Company held a special meeting of shareholders. A proposal to adopt the Company's 1998 Incentive Plan, pursuant to which options to purchase shares of common stock will be granted to employees, directors and others, was approved, with 1,588,000 votes cast for, no votes cast against, no votes withheld, and no abstentions. A proposal to approve the reincorporation of the Company as a Delaware corporation and a related Agreement and Plan of Merger was approved, with 1,588,000 votes cast for, no votes cast against, no votes withheld, and no abstentions. A proposal to approve an amendment to the Certificate of Incorporation to change the Company's name was approved, with 1,588,000 votes cast for, no votes cast against, no votes withheld, and no abstentions.

Item 5.  Other Information.

     Pursuant to proposals submitted to a vote of shareholders of the Company, as stated in Item 4 above (the "Shareholder Actions"), the Company plans to reincorporate in Delaware (the "Reincorporation") and has adopted the 1998 Incentive Plan allowing the Company to grant stock awards of up to 500,000 shares of the Company's common stock, par value $.001 per share (the "Incentive Shares"). The Board of Directors of the Company and the shareholders of the Company, at a special meeting of the shareholders held on August 10, 1998, approved the Shareholder Actions. The Company has submitted a Certificate of Merger in Delaware, which was filed on or about August 14, 1998, and Articles of Merger in Utah, which is expected to be filed in August 1998. A registration statement on Form S-8 (the "Registration Statement") was filed with the Securities and Exchange Commission on August 13, 1998 to register the Incentive Shares.

     In order to accomplish the Reincorporation in accordance with the laws of the States of Utah and Delaware, the Company proposed to merge (the "Merger") with and into Cadapult Graphic Systems, Inc., a Delaware corporation ("Cadapult"), pursuant to the terms and provisions of the Plan and Agreement of Merger (the "Merger Plan"), which is filed as Exhibit 2.1 hereto. Under Utah law, shareholders who oppose the proposed Merger have the right to receive payment for the estimated fair value of their shares if they comply with the dissenters' rights provisions under the Utah Revised Business Corporation Act. The Company received no notice from any shareholder opposing the Reincorporation.

     Under the terms of the Merger Plan, Cadapult will be the surviving corporation; the separate corporate existence of the Company will cease;
Cadapult will succeed to all of the business, properties, assets, and liabilities of the Company; the directors, officers, and employees of the Company will become the directors, officers, and employees of Cadapult; each outstanding share of the Company's common stock will be automatically converted into one share of Cadapult's common stock. On completion of the change of domicile, the Company will be governed by the Certificate of Incorporation and the Bylaws of Cadapult, filed herewith as Exhibits 3.1 and 3.2, respectively. According to Utah and Delaware law, the Merger will become effective immediately upon filing of the Delaware Certificate of Merger and Utah Articles of Merger. Immediately following the merger and Reincorporation and at the effective time of the merger and Reincorporation, all stock certificates which represented shares of common stock of the Company shall automatically represent and evidence ownership of shares of common stock of Cadapult.

     For  more  information  about  the  Merger,  see the  Company's  definitive
Schedule 14C Information Statement filed on July 20, 1998.

     Under the Certificate of Incorporation and Bylaws of Cadapult, the authorized capital stock of the Company will consist of 50,000,000 shares of common stock, par value $.001 per share. As of the effective date of the merger and Reincorporation, the Company will have approximately 2,811,518 shares of common stock outstanding, and will have reserved approximately 1,300,000 shares of common stock for issuance upon exercise of outstanding options and pursuant to the 1998 Incentive Plan.

     The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to the stockholders of the Company. The holders of Common Stock have the sole right to vote, except as otherwise provided by law or by the Company's Certificate of Incorporation. The common stock does not have any cumulative voting rights. A majority of the issued and outstanding common stock constitutes a quorum at any meeting of stockholders and the vote by the holders of a majority of the outstanding shares is required to effect certain fundamental corporate changes such as liquidation, merger or amendment of the Certificate of Incorporation.

     Holders of shares of common stock are entitled to receive dividends, if, as, and when declared by the Board out of funds legally available therefore. Upon liquidation of the Company, holders of shares of common stock are entitled to share ratably in all assets of the Company remaining after payment of liabilities. Holders of shares of common stock have no preemptive rights or other rights to subscribe for unissued or treasury shares or securities convertible into shares. The outstanding shares of common stock are fully paid and nonassessable.

     The Delaware General Corporation Law permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action. In an action brought to obtain a judgment in the corporation's favor, whether by the corporation itself or derivatively by a stockholder, the corporation may only indemnify for expenses, including attorneys' fees, actually and reasonably incurred in connection with the defense or settlement of such action, and the corporation may not indemnify for amounts paid in satisfaction of a judgment or in settlement of the claim. In any such action, no indemnification may be paid in respect of any claim, issue or matter as to which such person shall have been adjudged liable to the corporation except as otherwise approved by the Delaware Court of Chancery or the court in which the claim was brought. In any other type of proceeding, the indemnification may extent to judgments, fines and amounts paid in settlement, actually and reasonably incurred in connection with such other proceedings, as well as to expenses.

     The statute does not permit indemnification unless the person seeking indemnification has acted in good faith and in a manner reasonably believe to be in, or not opposed to, the best interests of the corporation and, in the case of criminal actions or proceedings, the person had no reasonably cause to believe his conduct was unlawful. The statute contains additional limitations applicable to criminal actions and to actions brought by or in the name of the corporation. The determination as to whether a person seeking indemnification has met the required standard of conduct is to be made (1) by a majority vote of a quorum of disinterest members of the board of directors, (2) by independent legal counsel in a written opinion, if such a quorum does not exist or if the disinterested directors so direct, or (3) by the stockholders.

     The Certificate of Incorporation of Cadapult requires the Company to indemnify its directors to the fullest extent permitted under Delaware law. The Certificate of Incorporation limits the personal liability of a director to the corporation or its stockholders for monetary damages for breach of the director's fiduciary duty.

     The Board of Directors of Cadapult and Cadapult Graphic Systems Inc., a New Jersey corporation ("CGSI"), the Company's wholly-owned subsidiary, approved the parent- subsidiary merger of CGSI into the Company following its Reincorporation into Delaware (the "Merger"). In order to accomplish the Merger in accordance with the laws of the States of New Jersey and Delaware, CGSI proposed to merge with and into Cadapult, pursuant to the terms and provisions of the Plan and Agreement of Merger (the "Parent Merger Plan") which is filed as Exhibit 2.2 hereto.

     Under the terms of the Parent Merger Plan, Cadapult will be the surviving corporation; the separate corporate existence of CGSI will cease; Cadapult will succeed to all of the business, properties, assets, and liabilities of CGSI; the directors, officers, and employees of CGSI will become the directors, officers, and employees of Cadapult; all outstanding shares of CGSI will be cancelled. On completion of the Merger, the Company will be governed by the Certificate of Incorporation and the Bylaws of Cadapult, filed herewith as Exhibits 3.1 and 3.2, respectively. According to New Jersey and Delaware law, the Merger will become effective immediately upon filing of the Delaware Certificate of Ownership and Merger and New Jersey Certificate of Merger. Immediately following the Merger, all stock certificates which represented shares of common stock of CGSI shall automatically be cancelled.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         The following exhibits are filed with this report:

Exhibit 2.1:    Agreement and Plan of Merger between the Company and Cadapult

Exhibit 2.2:    Agreement and Plan of Merger Cadapult and CSGI

Exhibit 3.1:    Certificate of Incorporation of Cadapult

Exhibit 3.2:    Bylaws of Cadapult

Exhibit 11.1: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.

Exhibit 27.1:   Financial Data Schedule for the Two Months Ended June 30, 1998

(b)      Reports on Form 8-K.

     On July 7, 1998, the Company submitted a Form 8-K reporting the acquisition of Cadapult Graphic Systems, Inc.

     On July 10, 1998, the Company submitted a Form 8-K reporting the change in its fiscal year.

     On July 13, 1998, the Company submitted a Form 8-K reporting the dismissal of its former principal accountants.

     On July 13, 1998, the Company submitted a Form 8-K reporting the selection of its new principal accountants.

     On or about August 31, 1998, the Company submitted a Form 8-K/A, amending its Form 8-K filed on July 7, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CADAPULT GRAPHIC SYSTEMS, INC.


Date:    August 27, 1998          /s/ Michael W. Levin
                                  Michael W. Levin
                                  President and Chief Executive Officer

                                    EXHIBITS


Exhibit Number     Description of Exhibit

2.1                Agreement and Plan of Merger between the Company and Cadapult

2.2                Agreement and Plan of Merger Cadapult and CSGI

3.1                Certificate of Incorporation of Cadapult

3.2                Bylaws of Cadapult

27.1               Financial Data Schedule

                                                                     EXHIBIT 2.1
                          AGREEMENT AND PLAN OF MERGER

     AGREEMENT AND PLAN OF MERGER, dated this 10th day of August, 1998 (the "Agreement"), pursuant to Section 252 of the General Corporation Law of Delaware and Section 16-10a-1107 of the Utah Business Corporation Act between Cadapult Graphic Systems, Inc., a Delaware corporation ("CGSI") and Seafoods Plus, Inc., a Utah corporation ("SPL").

                                WITNESSETH THAT:

     WHEREAS, all of the constituent corporations desire to merge into a single corporation;

     NOW, THEREFORE, the corporations, parties to this Agreement and Plan of Merger, in consideration of the premises and the mutual covenants, agreements and provisions contained herein, do hereby prescribe the terms and conditions of said merger and plan of carrying the same into effect, as follows:

     FIRST: SPL, which shall be the merged corporation, shall be merged into CGSI, which shall be the surviving corporation, pursuant to the terms of this Agreement.

     SECOND: There are no shares of common stock or preferred stock of the surviving corporation heretofore issued or outstanding. SPL has an authorized capital of 50,000,000 shares of common stock, $.001 par value per share ("Common Stock"), and 2,287,518 shares of Common Stock issued and outstanding on the date hereof. Upon filing of Certificate of Merger and Articles of Merger with respect to the merger with the Secretary of State of Delaware and the Secretary of State of Utah, each share of common stock of SPL, the merged corporation, issued and outstanding immediately prior to the merger and all rights in respect thereof shall forthwith be changed and converted into one share of common stock of the surviving corporation, CGSI ("DE Common Stock"). Following the effective date of the merger, each holder of any certificate representing shares of Common Stock of the merged corporation shall surrender the same to the surviving corporation, and upon such surrender, each such holder shall be entitled to receive a stock certificate of the surviving corporation, representing the number of shares of DE Common Stock, par value $.001 per share, of the surviving corporation on the basis provided hereinabove. Until so surrendered, any certificate representing shares of stock of the merged corporation to be converted into stock of the surviving corporation as provided herein, may be treated by the surviving corporation for all corporate purposes as evidencing the ownership of shares of the surviving corporation as though said surrender and exchange shall have taken place. After the effective date of this Agreement, any uncertificated shares of common stock of the merged corporation registered with such corporation shall be cancelled, and the holder of any such uncertificated but registered shares shall be entitled to receive the number of shares of DE Common Stock of the surviving corporation into which such uncertificated shares of stock of the merged corporation are required to be converted as provided herein.

     THIRD: Certain terms and conditions of the merger are as follows:

          (a) The Certificate of Incorporation of CGSI as in effect on the date of the merger provided for in this Agreement and Plan of Merger shall continue in full force and effect as the Certificate of Incorporation of the corporation surviving this merger, unless and until the same shall be amended or modified in accordance with the provision thereof and of the General Corporation Law of Delaware, which power to amend or modify is hereby expressly reserved. Such Certificate of Incorporation shall constitute the Certificate of Incorporation of CGSI separate and apart from this Agreement and Plan of Merger and may be separately certified as the Certificate of Incorporation of CGSI.

          (b) The Bylaws of the surviving corporation as they exist on the effective date of this merger shall be and remain the Bylaws of the surviving corporation until the same shall be altered, amended or repealed as therein provided.

          (c) The directors and officers of the surviving corporation shall continue in office as directors and officers of the surviving corporation until the next annual meeting of stockholders and until their successors shall have been elected and qualify.

          (d) This merger shall become effective upon filing of the Certificate of Merger of CGSI and the Articles of Merger of SPL in the forms of Exhibits A and B annexed hereto, respectively, with the Secretary of State of Delaware and the Secretary of State of Utah.

          (e) Upon the effectiveness of the merger as provided herein, all of the property, rights, privileges, franchises, patents, trademarks, licenses, registrations and other assets of every kind and description of the merged corporations shall be transferred to, vested in, and devolve upon the surviving corporation without further act or deed, and all property, rights, and every other interest of the surviving corporation and the merged corporations shall be as effectively the property of the surviving corporation as they were of the surviving corporation and the merged corporation, respectively.

          (f) Prior to the effectiveness of the merger, the merged corporations hereby agree from time to time, as and when requested by the surviving corporation or by its successors or assigns, to execute and deliver or cause to be executed and delivered all such documents, deeds and instruments and to take or cause to be taken such further or other action as the surviving corporation may deem necessary or desirable in order to vest in and confirm to the surviving corporation title to and possession of any property of the merged corporations acquired or to be acquired by reason of or as a result of the merger herein provided for and otherwise to carry out the intent and purposes hereof, and the proper officers and directors of the merged corporations are fully authorized in the name of the merged corporations or otherwise to take any and all such action; the proper officers and directors of the surviving corporation are fully authorized, in the name of the merged corporations or otherwise, following the effectiveness of the merger, to execute and deliver or cause to be executed and delivered all such documents, deeds and instruments and to take or cause to be taken such further or other actions as the surviving corporation may deem necessary or desirable in order to vest in and confirm to the surviving corporation title to and possession of any property of the merged corporations acquired or to be acquired by reason of or as a result of the merger herein provided for and otherwise to carry out the intent and purposes hereof.

     FOURTH: (a) Directors. The names and post office addresses of the directors of CGSI, who shall be three in number and who shall hold office from the effective date until the next annual meeting of stockholders of CGSI and until their successors shall be duly elected and qualify, are as follows:

Name                    Post Office Address
----                    -------------------
Michael W. Levin        8 Meadow Lane
                        Allendale, NJ  07041

Frances Blanco          1128 Park Avenue
                        Hoboken, NJ 07030

Paul C. Baker           98 Chestnut Ridge Road
                        Saddle River, NJ 07675

          (b) Officers. The names and post office addresses of the officers of CGSI who shall be three in number and who shall hold office from the effective date until their successors shall be duly elected and qualify or until they shall resign or be removed from office, are as follows:

Name                Offices                    Post Office Address
----                -------                    -------------------

Michael W. Levin    Chairman of the Board      8 Meadow Lane
                    Chief Executive Officer    Allendale, NJ 07401
                    and President
Frances Blanco      Vice President,            1128 Park Avenue
                    Treasurer and              Hoboken, NJ 07030
                    and Secretary
Duncan Huyler       Vice President             551 Lattintown Road
                                               Marlboro, NY 12542

          (c) Vacancies. If, upon the effective date, a vacancy exists still on the Board of Directors or in any of the offices of CGSI as the same are specified above, such vacancy shall thereafter be filled in the manner provided by law and the Bylaws of CGSI.

     FIFTH: Anything contained herein or elsewhere to the contrary notwithstanding, this Agreement may be terminated and abandoned by the Board of Directors of any constituent corporation at any time prior to the date of filing of a Certificate of Merger with respect to the merger with the Secretary of State of Delaware, and an Articles of Merger with the Secretary of State of Utah, provided that an amendment made subsequent to the adoption of this Agreement and Plan of Merger by the stockholders of any constituent corporation shall not (a) alter or change the amount or kind of shares, securities, cash, property and/or rights to be received in exchange for or on conversion of all or any of the shares of any class or series thereof of such constituent corporation, (b) alter or change any term of the Certificate of Incorporation of the surviving corporation to be effected by the merger, or (c) alter or change any of the terms and conditions of this Agreement and Plan of Merger if such alteration or change would adversely affect the holders of any class of such constituent corporation or any series of any such class.

     IN WITNESS WHEREOF, the parties to this Agreement and Plan of Merger, pursuant to the approval and authority duly given by resolutions adopted by their respective Boards of Directors and the shareholders of SPL have caused this Agreement and Plan of Merger to be executed by the President of each party hereto as the respective act, deed and agreement of each of said corporations, on this 10th day of August, 1998.


                                        CADAPULT GRAPHIC SYSTEMS, INC.
                                        (a Delaware corporation)


                                        By: /s/ Michael W. Levin
                                                Michael W. Levin,
                                                President

                                            By: /s/ Frances Blanco
                                                     Frances Blanco,
                                                     Secretary

                                            SEAFOODS PLUS, LTD.
                                             (a Utah corporation)


                                            By: /s/ Michael W. Levin
                                                     Michael W. Levin,
                                                     President


                                            By: /s/ Frances Blanco
                                                     Frances Blanco,
                                                     Secretary

                                                                     EXHIBIT 2.2


                          AGREEMENT AND PLAN OF MERGER


     AGREEMENT AND PLAN OF MERGER, dated this 10th day of August, 1998 (the "Agreement"), pursuant to Sections 14A:10-7 of the New Jersey Business Corporation Act and Section 253 of the Delaware General Business Law between Cadapult Graphic Systems Inc., a New Jersey corporation ("CGS") and Cadapult Graphic Systems, Inc. Seafoods Plus, Inc., a Delaware corporation ("Cadapult").

                                WITNESSETH THAT:

     WHEREAS, both of the constituent corporations desire to merge into a single corporation;

     NOW, THEREFORE, the corporations, parties to this Agreement and Plan of Merger, in consideration of the premises and the mutual covenants, agreements and provisions contained herein, do hereby prescribe the terms and conditions of said merger and plan of carrying the same into effect, as follows:

     FIRST: CGS, which shall be the merged corporation, shall be merged into Cadapult, which shall be the surviving corporation, pursuant to the terms of this Agreement.

     SECOND: There are 2,555,518 shares of common stock of the surviving corporation heretofore issued and outstanding. There are 319.6748 shares of common stock of the merged corporation heretofore issued and outstanding. Upon filing of a Certificate of Merger and a Certificate of Ownership and Merger with respect to the merger with the Secretary of State of New Jersey and the Secretary of State of Delaware, respectively, each share of common stock of CGS, the merged corporation, issued and outstanding immediately prior to the merger and all rights in respect thereof shall be cancelled.

     THIRD: Certain terms and conditions of the merger are as follows:

          (g) The Certificate of Incorporation of Cadapult as in effect on the date of the merger provided for in this Agreement and Plan of Merger shall continue in full force and effect as the Certificate of Incorporation of the corporation surviving this merger, unless and until the same shall be amended or modified in accordance with the provision thereof and of the General Corporation Law of Delaware, which power to amend or modify is hereby expressly reserved. Such Certificate of Incorporation shall constitute the Certificate of Incorporation of Cadapult separate and apart from this Agreement and Plan of Merger and may be separately certified as the Certificate of Incorporation of Cadapult.

          (h) The Bylaws of the surviving corporation as they exist on the effective date of this merger shall be and remain the Bylaws of the surviving corporation until the same shall be altered, amended or repealed as therein provided.

          (i) The directors and officers of the surviving corporation, who are the present directors and officers of Cadapult, shall continue in office until the next annual meeting of stockholders and until their successors shall have been elected and qualify.

          (j) This merger shall become effective upon filing of the Certificate of Merger of CGS and the Certificate of Ownership and Merger of Cadapult in the forms of Exhibits A and B annexed hereto, respectively, with the Secretary of State of New Jersey and the Secretary of the State of Delaware.

          (k) Upon the effectiveness of the merger as provided herein, all of the property, rights, privileges, franchises, patents, trademarks, licenses, registrations and other assets of every kind and description of the merged corporations shall be transferred to, vested in, and devolve upon the surviving corporation without further act or deed, and all property, rights, and every other interest of the surviving corporation and the merged corporations shall be as effectively the property of the surviving corporation as they were of the surviving corporation and the merged corporation, respectively.

          (l) Prior to the effectiveness of the merger, the merged corporation hereby agrees from time to time, as and when requested by the surviving corporation or by its successors or assigns, to execute and deliver or cause to be executed and delivered all such documents, deeds and instruments and to take or cause to be taken such further or other action as the surviving corporation may deem necessary or desirable in order to vest in and confirm to the surviving corporation title to and possession of any property of the merged corporation acquired or to be acquired by reason of or as a result of the merger herein provided for and otherwise to carry out the intent and purposes hereof, and the proper officers and directors of the merged corporation are fully authorized in the name of the merged corporation or otherwise to take any and all such action; the proper officers and directors of the surviving corporation are fully authorized, in the name of the merged corporations or otherwise, following the effectiveness of the merger, to execute and deliver or cause to be executed and delivered all such documents, deeds and instruments and to take or cause to be taken such further or other actions as the surviving corporation may deem necessary or desirable in order to vest in and confirm to the surviving corporation title to and possession of any property of the merged corporations acquired or to be acquired by reason of or as a result of the merger herein provided for and otherwise to carry out the intent and purposes hereof.

     FOURTH: (a) Directors. The names and post office addresses of the directors of Cadapult, who shall be three in number and who shall hold office from the effective date until the next annual meeting of stockholders of Cadapult and until their successors shall be duly elected and qualify, are as follows:

Name                      Post Office Address

Michael W. Levin          8 Meadow Lane
                          Allendale, NJ  07041

Frances Blanco            1128 Park Avenue
                          Hoboken, NJ 07030

Paul C. Baker             98 Chestnut Ridge Road
                          Saddle River, NJ 07675

     (b) Officers. The names and post office addresses of the officers of Cadapult who shall be three in number and who shall hold office from the effective date until their successors shall be duly elected and qualify or until they shall resign or be removed from office, are as follows:

Name                     Offices                       Post Office Address

Michael W. Levin         Chairman of the Board,         8 Meadow Lane
                         Chief Executive Officer        Allendale, NJ 07401
                         and President

Frances Blanco           Vice President,                1128 Park Avenue
                         Treasurer and                  Hoboken, NJ 07030
                         Secretary

Duncan Huyler            Vice President                 551 Lattintown Road
                                                        Marlboro, NY 12542

     (c) Vacancies. If, upon the effective date, a vacancy exists still on the Board of Directors or in any of the offices of Cadapult as the same are specified above, such vacancy shall hereafter be filled in the manner provided by law and the Bylaws of Cadapult.

     FIFTH: Anything contained herein or elsewhere to the contrary notwithstanding, this Agreement may be terminated and abandoned by the Board of Directors of any constituent corporation at any time prior to the date of filing of a Certificate of Merger with respect to the merger with the Secretary of State of New Jersey, and a Certificate of Ownership and Merger with respect to the merger with the Secretary of State of Delaware provided that an amendment made subsequent to the adoption of this Agreement and Plan of Merger by the stockholders of any constituent corporation shall not (a) alter or change the amount or kind of shares, securities, cash, property and/or rights to be received in exchange for or on conversion of all or any of the shares of any class or series thereof of such constituent corporation, (b) alter or change any term of the Certificate of Incorporation of the surviving corporation to be effected by the merger, or (c) alter or change any of the terms and conditions of this Agreement and Plan of Merger if such alteration or change would adversely affect the holders of any class of such constituent corporation or any series of any such class.

     IN WITNESS WHEREOF, the parties to this Agreement and Plan of Merger, pursuant to the approval and authority duly given by a resolution adopted by the Boards of Directors of Cadapult have caused this Agreement and Plan of Merger to be executed by the President of each party hereto as the respective act, deed and agreement of each of said corporations, on this 10th day of August, 1998.


                       CADAPULT GRAPHIC SYSTEMS INC.
                       (a New Jersey corporation)

                       By: /s/ Michael W. Levin
                                Michael W. Levin,
                                President


                       By: /s/ Frances Blanco
                                Frances Blanco,
                                Secretary


                       CADAPULT GRAPHIC SYSTEMS, INC.
                       (a Delaware corporation)

                       By: /s/ Michael W. Levin
                                Michael W. Levin,
                                President


                       By: /s/ Frances Blanco
                                Frances Blanco,
                                Secretary

                                                                     EXHIBIT 3.1


                          CERTIFICATE OF INCORPORATION

                                       OF

                         CADAPULT GRAPHIC SYSTEMS, INC.

          FIRST: The name of this corporation is Cadapult Graphic Systems, Inc. (the "Corporation").

          SECOND: The registered office of the Corporation in the State of Delaware is to be located at 11th Floor, Rodney Square North, 11th & Market Streets, City of Wilmington, County of New Castle, State of Delaware, and the name of its registered agent at such address is YCS&T Services Corporation.

          THIRD:  The purpose of this Corporation is to engage in any lawful act
or  activity  for  which   corporations  may  be  organized  under  the  General
Corporation Law of the State of Delaware.

          FOURTH: The total number of shares of stock that this Corporation is authorized to issue is fifty million (50,000,000) shares of common stock with a par value $0.001 per share.

          FIFTH: The name and mailing address of the incorporator is James P, Hughes, Esquire, 11th Floor, Rodney Square North, 11th & Market Streets, Wilmington, Delaware 19801.

          SIXTH: Provisions for the management of the business and for the conduct of the affairs of this Corporation and provisions creating, defining, limiting and regulating the powers of this Corporation, the directors and the stockholders are as follows:

               (1) The board of directors shall have the power to make, adopt, alter, amend and repeal the bylaws of this Corporation without the assent or vote of the stockholders, including, without limitation, the power to fix, from time to time, the number of directors that shall constitute the whole board of directors of this Corporation, subject to the right of the stockholders to alter, amend and repeal the bylaws made by the board of directors.

               (2) Election of directors of this Corporation need not be by written ballot unless the bylaws so provide.

               (3) The directors, in their discretion, may submit any contract or act for approval or ratification at any annual meeting of the stockholders or at any meeting of the stockholders called for the purpose of considering any such act or contract, and any contract or act that shall be approved or be ratified by the vote of the holders of a majority of the stock of this Corporation that is represented by person or by proxy at such meeting and entitled to vote thereat (provided that a lawful quorum of stockholders be there represented in person or by proxy) shall be a valid and as binding upon this Corporation and upon all the stockholders as though it had been approved or ratified by every stockholder of this Corporation, whether or not the contract or act would otherwise be open to legal attack because of directors' interest, or for any other reason.

               (4) In addition to the powers and  authority  hereinbefore  or by statute expressly conferred upon them, the board of directors of this Corporation are hereby expressly empowered to exercise all such powers and to do all such acts and things as may be exercised or done by this Corporation; subject, nevertheless, to the provisions of the statutes of the State of Delaware and of this Certificate of Incorporation as each may be amended, altered or changed from time to time and to any bylaws from time to time made by the directors or stockholders; provided, however, that no bylaw so made shall invalidate any prior act of the board of directors that would have been valid if such bylaw had not been made.

               (5) Whenever this Corporation shall be authorized to issue more than one class of stock, the holders of the stock of any class that is not otherwise entitled to voting power shall not be entitled to vote upon the increase or decrease in the number of authorized shares of such class.

          SEVENTH: To the fullest extent permitted by the General Corporation Law of Delaware, including, without limitation, as provided in Section 102(b)(7) of the General Corporation Law of Delaware, as the same exists or may hereafter be amended, a director of this Corporation shall not be personally liable to this Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director. If the General Corporation Law of Delaware is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of this Corporation shall be eliminated or limited to the fullest extent permitted by the General Corporation Law of Delaware, as so amended. Any repeal or modification of this Article SEVENTH by the stockholders of this Corporation shall not adversely affect any right or protection of a director of this Corporation existing at the time of such repeal or modification or with respect to events occurring prior to such time.

          EIGHTH: (1) Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding") by reason of the fact that he or she is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as such director or officer or, in the case of another corporation, as an employee or agent, or in any other capacity while serving as such director, officer, employee or agent shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the General Corporation Law of the State of Delaware, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, other expenses and losses, amounts paid or to be paid in settlement, and excise taxes or penalties arising under the Employee Retirement Income Security Act of 1974, as amended) reasonably incurred or suffered by such person in connection therewith and such indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that, except as provided in Subsection (2) of this Article EIGHTH, the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the board of directors of the Corporation. The right to indemnification conferred in this Article EIGHTH shall be a contract right and shall include the right to be paid by the Corporation the expenses (including attorneys' fees) incurred in defending any such proceeding in advance of its final disposition; provided, however, that the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the Corporation of an undertaking, which undertaking shall itself be sufficient without the need for further evaluation of any credit aspects of the undertaking or with respect to such advancement, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined by a final, non-appealable order of a court of competent jurisdiction that such director or officer is not entitled to be indemnified under this Article EIGHTH or otherwise.

               (2) If a claim under Subsection (1) of this Article EIGHTH is not paid in full by the Corporation within sixty (60) days after a written claim, together with reasonable evidence as to the amount of such expenses, has been received by the Corporation, except in the case of a claim for advancement of expenses (including attorneys' fees), in which case the applicable period shall bc twenty (20) days, the claimant may at my time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole of in part, the claimant shall also be entitled to be paid the expense, including attorneys' fees, of prosecuting such claim. It shall be a defense to any such action, other than an action brought to enforce a claim for expenses (including attorneys' fees) incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Corporation, that the claimant has not met the standards of conduct that make it permissible under the General Corporation Law of the State of Delaware for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its board of directors or a committee thereof, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the General Corporation Law of the State of Delaware, nor an actual determination by the Corporation (including its board of directors or a committee thereof, independent legal counsel, or its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct. In any suit brought by an indemnitee to enforce a right to indemnification or to an advancement of expenses hereunder, or by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to be indemnified, or to such advancement of expenses, under this Article EIGHT or otherwise shall be on the Corporation.

               (3) The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Article EIGHT shall not be exclusive of any other right that any person may have or hereafter acquire under any statute, provision of the certificate of incorporation, bylaw, agreement, vote of stockholders or disinterested directors or otherwise.

               (4) The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint investments or other enterprise against any such expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of the State of Delaware.

               (5) In the case of a claim for indemnification or advancement of expenses against the Corporation under this Article EIGHTH arising out of acts, events or circumstances for which the claimant, who was at the relevant time serving as a director, officer, employee or agent of any other entity at the request of the Corporation, may be entitled to indemnification or advancement of expenses pursuant to such other entity's certificate of incorporation or bylaws or contractual agreement between the claimant and such entity, the claimant seeking indemnification hereunder shall first seek indemnification and advancement of expenses pursuant to any such certificate of incorporation, bylaw or agreement. To the extent that amounts to be indemnified or advanced to a claimant hereunder are paid or advanced by such other entity, the claimant's right to indemnification and advancement of expenses hereunder shall be reduced.

          NINTH: Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this Corporation under the provisions of Section 291 of the General Corporation Law of the State of Delaware or on the application of trustees in dissolution or of any receiver or receivers appointed for the Corporation under the provisions of Section 279 of the General Corporation Law of the State of Delaware, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case my be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this
Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders of this Corporation, as the case may be, and also on this Corporation.

          TENTH: This Corporation reserve the right to restate this Certificate of Incorporation and to amend, alter, change or repeal any provision contained in this Certificate of Incorporation in the manner now or hereafter prescribed by law, and all rights and powers conferred herein on stockholders, directors and officers are subject to this reserved power.

          THE UNDERSIGNED, being the sole incorporator, for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Delaware and the Acts amendatory thereof and supplemental thereto, does make and file this Certificate of Incorporation hereby declaring and certifying that the facts stated herein are true, and accordingly hereunto has set his hand and seal this 11th day of June, 1998.

In the Presence of:



/s/ Gayle Ignudo            /s/James P. Hughes, Jr.
---------------------       ----------------------------------(SEAL)
                            James P. Hughes
                            Incorporator

                                                                     EXHIBIT 3.2

                                     BYLAWS
                                       OF
                         CADAPULT GRAPHIC SYSTEMS, INC.


                               ARTICLE I. OFFICES

     Section 1. Registered Office. The address of the registered office of the corporation in Delaware shall be 11th Floor, Rodney Square North, 11th & Market Streets, Wilmington, Delaware, and the registered agent at such address in charge thereof shall be YCS&T Services Corporation all of which shall be subject to change from time to time as permitted by law.

     Section 2. Other Offices. The corporation may also have an office or offices or place or places of business within or without the State of Delaware as the Board of Directors may from time to time designate.


                      ARTICLE II. MEETINGS OF STOCKHOLDERS

     Section 1. The Annual Meeting. The annual meeting of stockholders for the election of directors shall be held within or without the State of Delaware on the date and at the time and place designated by the board of directors; but if no date, time and place are otherwise designated by the board, it shall be held on the 1st day of May in each year, or if that day be a legal holiday, on the next succeeding day not a legal holiday, at 10:00 a.m., at the registered office of the corporation in the State of Delaware. At the annual meeting, the stockholders shall elect by plurality vote, a whole board of directors and may transact such other business as may come before the meeting.

     Section 2. Special Meetings. Special meetings of the stockholders may be called at any time by the President or Chairman of the Board and shall be called by the President or Secretary either upon the request in writing by a majority of the directors or upon the request in writing of stockholders of record holding a majority in amount of the capital stock outstanding and entitled to vote.

     Section 3. Place of Meetings. Meetings of the stockholders shall be held at such place or places, within or without the State of Delaware, as may from time to time be designated by the board of directors or as shall be designated in the respective notices or waivers of notice thereof, unless otherwise specified in these Bylaws. Section 4. Voting. Each stockholder entitled to vote shall, at every meeting of the stockholders, be entitled to one vote in person or by proxy, signed by him, for each share of voting stock held by him, but no proxy shall be voted on after three years from its date unless it provides for a longer period. Such right to vote shall be subject to the right of the board of directors to fix a record date for voting stockholders.

     Section 5. Notice. Notice of all meetings shall be mailed by the Secretary to each stockholder of record entitled to notice of or to vote at such meeting, at his last known post office address.

     Section 6. Quorum. The holders of a majority of the stock issued and outstanding and entitled to vote shall constitute a quorum, but the holders of a smaller amount may adjourn from time to time without further notice, if the time and place of the adjourned meeting are announced at the meeting at which the adjournment is taken, until a quorum is secured. The vote of the holders of a majority of the stock issued and outstanding present at a meeting or any adjournment thereof at which a quorum is present shall be the act of the stockholders unless a different vote is required by the Certificate of Incorporation or applicable statutory law.

     Section 7. Action Without Meeting. Any action permitted or required to be taken at any meeting of shareholders may be taken by written consent without a meeting subject to and to the extent permitted by applicable Delaware statutory law.


                             ARTICLE III. DIRECTORS

     Section 1. Number. The property and business of the corporation shall be managed and controlled by its board of directors, composed of three (3) persons. The number of directors may be increased by amendment of these Bylaws either by the stockholders or by the directors in the same manner as any other amendment to these Bylaws may be effected.

     Section 2. Term, Vacancies and Newly Created Directorships. The directors shall hold office until the next annual election and until their successors are elected and qualify or until their earlier resignation or removal. They shall be elected by the stockholders, except that if there be a vacancy in the board by reason of death, resignation or otherwise, or if there be any newly created directorships resulting from an increase in the authorized number of directors, such vacancy or directorship shall be filled by a majority of the directors then in office, although less than a quorum. Any director chosen by reason of such vacancy or such newly created directorship shall hold office until the next annual meeting and until his successor is elected and qualified or until his earlier resignation or removal.

     When one or more directors shall resign from the board, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective and each director so chosen shall hold office as provided in these Bylaws in the filling of other vacancies.

     Section 3. Removal. Any director or directors may be removed, either with or without cause, at any time by the affirmative vote of the holders of a majority of the stock issued and outstanding at a meeting called for that purpose at which a quorum is present.

     Section 4. Powers. The board of directors shall have all such powers and authority, as may be exercised by the board of directors of a corporation organized under the General Corporation Law of the State of Delaware, including, without limiting the generality of the foregoing, any powers and authority granted by the Certificate of Incorporation and these Bylaws which may lawfully be granted thereby, subject only to the provisions of the Certificate of Incorporation and these Bylaws, and the following powers:

          (A) To purchase or otherwise acquire property, rights or privileges for the corporation, which the corporation has the power to take, at such prices and on such terms as the board of directors may deem proper;

          (B) To pay for such property, rights or privileges in whole or in part with money, stock, bonds, debentures or other securities of the corporation, or by the delivery of other property of the corporation;

          (C) To create, make and issue mortgages, bonds, deeds of trust, trust agreements and negotiable or transferable instruments and securities, secured by mortgage or otherwise, and to do every act and thing necessary to effectuate the same;

          (D) To appoint agents, clerks, assistants, factors, employees and trustees, and to dismiss them at its discretion, to fix their duties and emoluments and to change them from time to time and to require such security as the board may deem proper;

          (E) To confer on any officer of the corporation the power of selecting, discharging or suspending such employees; (F) To fix the compensation of directors;

          (G) To determine by whom and in what manner the corporation's bills, notes, receipts, acceptances, endorsements, checks, releases, contracts or other documents shall be signed.

          Section 5. Meetings of Directors. After each annual election of directors, the newly elected directors may meet for the purpose of organization, the election of officers, and the transaction of other business, at such place and time as may be fixed by the stockholders at the annual meeting, and if a majority of the directors be present at such place and time, no prior notice of such meeting shall be required to be given to the directors. The place and time of such meeting may also be fixed by written consent of the directors. Regular meetings of the directors may be held within the State of Delaware at such time and place as may be fixed from time to time by resolution of the board. No notice of regular meetings shall be required.

          Special meetings of the directors may be called by the President on three days' notice in writing or on five days' notice by telegraph to each director, and shall be called by the President in like manner on the written request of two directors. Special meetings of the directors may be held within the State of Delaware at such time and place as is indicated in the notice or waiver of notice thereof.

          Section 6. Quorum. A majority of the total number of directors shall constitute a quorum for the transaction of business, but a smaller number may adjourn from time to time, without further notice, until a quorum is secured.

          Section 7. Vote Necessary to Act. The vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors.

          Section 8. Executive and Other Committees. (A) The board of directors may, by resolution passed by a majority of the whole board, designate an executive committee and/or one or more other committees, each committee to consist of two or more of the directors of the corporation. Any such committee, to the extent provided in the resolution or in these Bylaws, shall have and may exercise the powers and authority of the board of directors in the management of the business and affairs of the corporation, except in reference to powers or authority expressly forbidden such a committee by applicable statutory law, and may authorize the seal of the corporation to be fixed to all papers which may require it.

          (B) In the absence or disqualification of any member of such committee or committees, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the board of directors to act at the meeting in the place of any such absent or disqualified member.

          (C) The executive committee shall have and shall exercise, between the meetings of the board of directors, the full power and authority of the board in the management of the business and affairs of the corporation, including, without limitation, the power and authority to declare a dividend and to authorize the issuance of stock, except in reference to power and authority expressly forbidden by applicable statutory law, and may authorize the seal of the corporation to be affixed to all papers which require it; provided, however, that the executive committee shall not have the power or authority to fill vacancies in its own membership which vacancies shall be filled by the board of directors.

          (D) The executive committee and such other committees shall meet at stated times or on notice to all by any of their own number. They shall fix their own rules of procedure. A majority shall constitute a quorum, but the affirmative vote of a majority of the whole committee shall be necessary in every case.

          (E) Such other committees shall have and may exercise the powers and authority of the board of directors to the extent provided in such resolution or resolutions.

          Section 9. Compensation. The board of directors shall fix the compensation of directors.

          Section 10. Action Without Meeting. Any action permitted or required to be taken at any meeting of the board of directors may be taken by written consent without a meeting subject to and to the extent permitted by applicable Delaware law.

                              ARTICLE IV. OFFICERS

          Section 1. Officers. The officers of the corporation shall be a President, Secretary and Treasurer. Other officers and agents, including one or more Vice Presidents, may from time to time be chosen by the board of directors. In addition, the board of directors may elect a Chairman. All officers of this corporation shall be chosen by the board of directors by the vote of a majority of the directors present at a meeting at which a quorum is present or by written consent pursuant to applicable statutory law. No officer need be a stockholder.

          Section 2. Number Of Offices. Any number of offices may be held by the same person.

          Section 3. Powers and Duties. The officers shall have such powers and duties as are specified in these Bylaws as well as any other and additional powers and duties as may, from time to time, be specified by the board of directors.

          Section 4. Terms. The officers of the corporation shall hold office until their successors are chosen and qualify or until their earlier resignation or removal. Any officer chosen or appointed by the board of directors may be removed immediately either with or without cause at any time by affirmative vote of a majority of the whole board of directors. If the office of any officer or agent becomes vacant for any reason, the vacancy shall be filled by the board of directors in the same manner as any officer or agent of this corporation is chosen.

          Section 5. Duties of the Chairman of the Board. The Chairman of the board of directors, if one is elected, shall preside at all meetings of the board and he shall have and perform such other duties, executive or otherwise, as from time to time may be assigned to him by the board.

          Section 6. Duties of the President. The President shall be the chief executive officer of the corporation. It shall be his duty to preside at all meetings of the stock holders and directors (unless as to directors a Chairman is elected), to have general and active management of the business of the corporation; to see that all orders and resolutions of the board of directors are carried into effect; to execute all contracts, agreements, deeds, bonds, mortgages and other obligations and instruments, in the name of the corporation, and to affix the corporate seal thereto when authorized by the board or the executive committee. He shall have general supervision and direction of the other officers of the corporation and shall see that their duties are properly performed. He shall submit a report of the operations of the corporation for the year to the directors at their meeting next preceding the annual meeting of the stockholders and to the stockholders at their annual meeting. He shall be ex-officio a member of all standing committees and shall have the general duties and powers of supervision and management usually vested in the office of President of a corporation as well as any other duties and powers as may, from time to time, be prescribed by the board of directors.

          Section 7. Duties of the Vice Presidents. The Vice President or Vice Presidents, in the order designated by the board of directors, shall be vested with all the powers and required to perform all the duties of the President in his absence or disability and shall perform such other duties as may be prescribed by the President and the board of directors. In the event of the death, resignation or removal of the President and if the board of directors has designated an Executive Vice President, he shall be the particular officer so empowered and required to act as acting President unless the board has designated some other particular officer so to act.

          Section 8. President Pro Tem. In the absence or disability of the President and the Vice Presidents, the board may appoint from their own number a President Pro Tem.

          Section 9. Duties of the Secretary. The Secretary shall attend all meetings of the stockholders, the board of directors, the executive committee and standing committees. He shall act as clerk thereof and shall record all of the proceedings of such meetings in a book to be kept for that purpose. He shall give proper notice of meetings of stockholders and directors and shall perform such other duties as may from time to time be assigned to him by the President or the board of directors.

          Section 10. Duties of the Treasurer. The Treasurer shall have custody of the funds and securities of the corporation and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name of and to the credit of the corporation in such depositories as may be designated by the board of directors. He shall disburse the funds of the corporation as may be ordered by the board, executive committee or President, taking proper vouchers for such disbursements, and shall render to the President and directors, whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the corporation, and at the regular meeting of the board next preceding year. He shall keep an account of stock registered and transferred in such manner and subject to such regulations as the board of directors may prescribe. He shall give the corporation a bond, if required by the board of directors, in such sum and in the form and with security satisfactory to the board of directors, for the faithful performance of the duties of his office and the restoration to the corporation, in case of his death, resignation or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession, belonging to the corporation. He shall perform such other duties as the President and the board of directors may from time to time prescribe or require.

          Section 11. Delegation of Duties and Other Officers. In case of the absence or disability of any officer of the corporation or for any other reason deemed sufficient by the board, the board of directors may delegate his powers or duties to any other officer or to any director for the time being. The board may elect any number of Assistant Secretaries and Assistant Treasurers who shall have such powers and shall perform such duties as shall be assigned to them, respectively, by the board of directors.

          Section 12. Salaries. The salaries and other compensation of the officers of the corporation shall be fixed from time to time by the Board of Directors, except that the Board of Directors may delegate to any person or group of persons the power to fix the salaries or other compensation of any subordinate officers or agents appointed in accordance with the Bylaws. No officer shall be prevented from receiving any such salary or compensation by reason of the fact that he or she is also a director of the corporation.


                           ARTICLE V. INDEMNIFICATION

     A director of this corporation shall have no personal liability to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, provided that this provision shall not eliminate the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,
(iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

          (A) This corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of this corporation) by reason of the fact that he is or was a director, officer, employee or agent of this corporation, or is or was serving at the request of this corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of this corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of this corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

          (B) This corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of this corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of this corporation, or is or was serving at the request of this corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of this corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to this corporation unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery of the State of Delaware or such other court shall deem proper.

          (C) Expenses incurred by an officer or director in defending a civil or criminal action, suit or proceeding shall be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon the receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation as authorized in Section 145 of the Delaware General Corporation Law. Such expenses incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the board of directors deems appropriate.

          (D) In addition to the right of indemnification provided for in paragraphs of this ARTICLE V, this corporation shall, to the fullest and broadest extent permitted by applicable law, including, without limitation,
Section 145 of the Delaware General Corporation Law as it may be amended from time to time, indemnify all persons whom it may indemnify pursuant thereto.

          (E) The right of indemnification provided by this ARTICLE V shall apply as to action by any person in his official capacity and as to action in another capacity while holding such office and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

          (F) The right of indemnification provided by this ARTICLE V shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

          (G) The right of indemnification provided by this ARTICLE V shall be deemed to be a contract between this corporation and each director, officer, employee or agent of this corporation who serves in such capacity, both as to action in his official capacity and as to action in another capacity while holding such office, at any time while this ARTICLE V and the relevant provisions of the General Corporation Law of the State of Delaware and other applicable law, if any, are in effect, and any repeal or modification thereof shall not affect any rights or obligations then existing with respect to any state of facts then or theretofore existing or any action, suit or proceeding theretofore or thereafter brought or threatened based in whole or in part upon any such state of facts.

          (H) Notwithstanding any provision of this ARTICLE V to the contrary, this corporation may, but shall not be obligated to, purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of this corporation, or is or was serving at the request of this corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not this corporation would have the power to indemnify him against such liability.

          (I) For purposes of this ARTICLE V, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the corporation" shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the corporation" as referred to in this ARTICLE V.

                            ARTICLE VI. MISCELLANEOUS

          Section 1. Certificates of Stock. Certificates of stock shall be signed by the President or a Vice President and either the Treasurer, Assistant Treasurer, Secretary or Assistant Secretary. If a certificate of stock be lost or destroyed, another may be issued in its stead upon proof of loss or destruction and the giving of a satisfactory bond of indemnity in an amount sufficient to indemnify the corporation against any claim. A new certificate may be issued without requiring bond, when in the judgment of the directors, it is proper to do so.

          Section 2. Transfer of Stock. All transfers of stock of the corporation shall be made upon its books by the holder of the shares in person or by his lawfully constituted representative, upon surrender of certificates of stock for cancellation.

          Section 3. Fixing Date for Stockholders of Record. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action.

          Section 4. Stockholders of Record. The corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person whether or not it shall have express or other notice thereof, save as expressly provided by the laws of Delaware.

          Section 5. Corporate Seal. The corporate seal shall have inscribed thereon the name of the corporation, the year of its incorporation and the words "Corporate Seal Delaware".

          Section 6. Fiscal Year. The fiscal year of the corporation shall begin on the 1st day of July in each year.

          Section 7. Dividends. Dividends upon the capital stock may be declared either by the board of directors at any regular or special meeting or in the manner otherwise provided by the board and may be paid in cash or in property or in shares of the capital stock. Before the payment of any dividend or the making of any distribution of profits, a reserve or reserves may be set apart out of any of the funds of the corporation available for dividends for any proper purpose, and any such reserve or reserves may be altered or abolished.

          Section 8. Checks for Money. All checks, drafts or orders for the payment of money shall be signed by the President and/or Treasurer or by such other officer or officers or such other person or persons as the board of directors may from time to time designate. No check shall be signed in blank.

Section 9. Books and Records. The books, records and accounts of the corporation, except as may otherwise be required by the laws of the State of Delaware, may be kept within or without the State of Delaware, at such place or places as may from time to time be designated by the Bylaws or by resolution of the directors. Section 10. Notices. Notice required to be given under the provisions of these Bylaws to any director, officer or stockholder shall not be construed to mean actual notice, but may be given in writing by depositing the same in a post office or letter box, in a postpaid sealed wrapper, addressed to such stockholder, officer or director at such address as appears on the books of the corporation, and such notice shall be deemed to be given at the time when the same shall thus be mailed. Any stockholder, officer or director may waive, in writing, any notice required to be given under these Bylaws, whether before or after the time stated therein.


                        ARTICLE VII. AMENDMENT OF BYLAWS

          These Bylaws may be amended, altered, repealed or added to at any regular meeting of the stockholders or of the board of directors or at any special meeting called for that purpose.


                            CERTIFICATE OF SECRETARY

          The undersigned does hereby certify that she is the secretary of CADAPULT GRAPHIC SYSTEMS, INC., a corporation duly organized and existing under and by virtue of the laws of the State of Delaware; that the above and foregoing Bylaws of said corporation were duly adopted as such by the Board of Directors of the corporation at a meeting of the Board of Directors held on the 24th day of June, 1998, and that the above and foregoing Bylaws are now in full force and effect.

          DATED this 24th day of June, 1998.


                                                  /s/  Frances   Blanco
                                                  -------------------------
                                                  Frances Blanco, Secretary