Form 10QSB/A
period 1998-08-31
SEAFOODS PLUS LTD
filed 1998-08-31
CIK 1024022

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

Consolidated Statements of Operations for the Two Months Ended
     June 30, 1998 and 1997 (unaudited)........................................4

Consolidated Statement of Changes in Shareholder's Equity for
     the Two Months Ended June 30, 1998 (unaudited)............................5

Consolidated Statements of Cash Flows for the Two Months
     Ended June 30, 1998 and 1997 (unaudited)..................................6

Notes to Consolidated Financial Statements.....................................7

                 Cadapult Graphic Systems, Inc. and Subsidiaries
                  Consolidated Balance Sheets




                                    ASSETS                                       June 30, 1998 (Unaudited)           April 30, 1998
CURRENT ASSET
     Cash                                                                        $                  22,820           $       382,568
     Accounts Receivable, less allowance for doubtful acounts of $22,500                         1,653,624                 1,114,978
     Attorney Escrow Account                                                                       320,000                        -
     Inventories                                                                                 1,057,084                   779,927
     Prepaid and refundable income taxes                                                            46,295                    46,295
     Prepaid expenses and other current assets                                                      38,591                    50,446
                                                                                -------------------------             --------------
     Total Current Assets                                                                        3,138,414                 2,374,214

PROPERTY AND EQUIPMENT, NET                                                                        232,024                   241,416
OTHER ASSETS:
     Goodwill and other intangible assets                                                          410,195                   415,797
     Security Deposits                                                                              31,343                    31,343
                                                                                -------------------------             --------------
                                                                                                   441,538                   447,140
TOTAL ASSETS                                                                     $               3,811,976            $    3,062,770
                                                                                =========================             ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable to bank                                                        $                 695,000           $     1,000,000
     Current maturities of long-term debt                                                           89,220                    89,136
     Accounts Payable                                                                            1,936,974                 1,025,775
     Accrued Expenses and other current liabilities                                                131,510                   173,481
     Due to officer                                                                                 20,000                    20,000
     Deferred Revenue                                                                              144,600                   156,348
     Deferred income taxes                                                                             -                      10,000
                                                                                -------------------------             --------------
                                                                                                 3,017,304                 2,474,740
OTHER LIABILITIES
     Long-term debt, less current maturities                                                       156,990                   171,897
     Notes payable to related party                                                                 20,832                    70,832
                                                                                 -------------------------             -------------
                                                                                                   177,822                   242,729
COMMITMENTS
SHAREHOLDERS EQUITY
     Common Stock, .001 par value, Authorized 50,000,000 shares, issued 2,583,500 in                 2,583                     1,650
     June and 1,650,000 in April
     Additional paid-in capital                                                                    423,167                    43,650
     Retained Earnings                                                                             191,100                   300,001
                                                                                 -------------------------           ---------------
     Total Shareholder's equity                                                                    616,850                   345,301
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $               3,811,976           $     3,062,770
                                                                                 ===========================         ===============

See accompanying notes to consolidated financial statements.

                 Cadapult Graphic Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                          Two Months Ended June 30,
                                                                     1998                         1997
                                                            ----------------------       -------------------

NET SALES                                                     $        1,623,754             $      821,633
                                                              ------------------             --------------
COSTS AND EXPENSES:
     Cost of sales                                                     1,237,942                    614,582
     Selling, general and administrative expenses                        482,819                    377,527
                                                              ------------------             --------------
LOSS FROM OPERATIONS                                                     (97,007)                  (170,476)
INTEREST EXPENSE                                                          21,894                      6,316
                                                              ------------------             --------------
LOSS BEFORE INCOME TAXES (CREDITS)                                     (118,901)                   (176,792)
INCOME TAX (CREDITS):
     Current                                                               -                        (25,000)
     Deferred                                                           (10,000)                    (22,800)
                                                              ------------------             ---------------
                                                                        (10,000)                    (47,800)

NET LOSS                                                      $        (108,901)           $      (128,992)
                                                              ==================           ================
WEIGHTED AVEERAGE COMMON SHARES OUTSTANDING                            1,799,940                  1,587,220
                                                              ==================           ================
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                 $           (0.06)           $          (0.08)
                                                              ==================           ================

See accompanying notes to consilidated financial statements.

                 Cadapult Graphic Sytems, Inc. and Subsidiaries
            Consolidated Statement of Changes in Shareholders' Equity
                     For the Two Months Ended June 30, 1998
                                  (Unaudited)


                                                       Common Stock

                                                                              Additional                   Total
                                                                               Paid-in       Retained   Shareholders'
                                              Shares          Amount           Capital       Earnings      equity
                                              ---------      ----------      -----------     --------    ------------

BALANCES, APRIL 30, 1998                      1,650,000      $    1,650      $   43,650      $   300,001   $   345,301
YEAR ENDED JUNE 30, 1998
   Sale of Common Stock and shares
         to be issued through
   Private Placement                            256,000             256         319,744               -        320,000
   Issuance of Common Stock to
   former Seafoods
   Plus Ltd. Shareholders in exchange
   for net assets                               571,450             571            (571)               -            -
   Issuance of Common Stock for
   services                                      66,068              66          10,384                -        10,450
   Issuance of Common Stock upon
   conversion of note payable to related
   party                                         40,000              40          49,960                -        50,000
   Net loss                                           -               -               -         (108,901)     (108,901)
                                              ---------      ----------     -----------     -------------   ------------
BALANCES, JUNE 30, 1998                       2,583,518      $    2,584     $   423,167     $    191,100     $  616,850
                                              =========      ==========     ===========     ============     ==========


See accompanying notes to consolidated financial statements.

                 Cadapult Graphic Systems, Inc. and Subsidiaries
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                          1998                 1997
                                                                                    ------------------    ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                          $  (108,901)           $   (128,992)
    Adjustments to reconcile net loss to net cash flows from operating activities
       Depreciation and amortization                                                       19,063                       -
       Deferred income taxes                                                              (10,000)                (22,800)
       Common Stock issued for services                                                    10,450                       -
       Changes in operating assets and liabilities:
             Accounts receivable                                                         (538,646)                456,899

             Inventories                                                                 (277,157)               (190,085)
             Prepaid and refundable income taxes                                                -                 (25,000)
             Prepaid expenses and other current assets                                     11,855                  (1,338)
             Security deposits                                                                  -                  (6,000)
             Accounts payable                                                             911,199                 (23,127)
             Accrued expenses and other current liabilities                               (41,971)                  4,662
             Deferred revenu                                                              (11,748)                 64,918
                                                                                    ------------------    ----------------
                    Net Cash flows from operating activities                              (35,856)                129,138
                                                                                    ------------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES -
    Purchases of property and equipment                                                   (4,069)                  (9,769)
CASH FLOWS FROM FINANCING ACTIVITIES:                                               ------------------    ----------------
    Note payable to bank                                                                (305,000)                 100,000
    Payments on long term debt                                                           (14,823)                  (2,017)
    Advances from officer                                                                      -                   40,000
    Sale of common stock                                                                       -                   30,000
                                                                                    ------------------    ----------------
       Net cash flows from financing activities                                         (319,823)                 167,983
                                                                                    ------------------    ----------------
NET CHANGE IN CASH                                                                      (359,748)                 287,351
CASH, BEGINNING OF PERIOD                                                                382,568                   30,444
CASH, END OF PERIOD                                                                   $   22,820           $      317,795
                                                                                      ===========          ==============
SUPPLEMENTAL, CASH FLOW INFORMATION:
    Interest paid                                                                     $   21,894           $        6,316
                                                                                    =============         ================
    Income taxes paid                                                                           -                       -
                                                                                   ==============         ================
    Proceeds from issuance of Common Stock in Escrow                                  $   320,000           $           -
                                                                                   ==============         ================
    Issuance of Common Stock upon conversion of Note payable to related party         $    50,000           $           -
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

                                  CADAPULT GRAPHIC SYSTEMS, INC.


Date:    August 31, 1998          /s/ Michael W. Levin
                                  Michael W. Levin
                                  President and Chief Executive Officer

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