Form 10QSB/A
period 1998-08-31
SEAFOODS PLUS LTD
filed 1998-09-01
CIK 1024022

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

Consolidated Statement of Changes in Shareholder's Equity for
     the Two Months Ended June 30, 1998 (unaudited)............................5

Consolidated Statements of Cash Flows for the Two Months
     Ended June 30, 1998 and 1997 (unaudited)..................................6

Notes to Consolidated Financial Statements.....................................7

                 Cadapult Graphic Systems, Inc. and Subsidiaries
                  Consolidated Balance Sheets




                                    ASSETS                                       June 30, 1998 (Unaudited)           April 30, 1998
CURRENT ASSET
     Cash                                                                        $                  22,820           $       382,568
     Accounts Receivable, less allowance for doubtful acounts of $22,500                         1,653,624                 1,114,978
     Attorney Escrow Account                                                                       320,000                        -
     Inventories                                                                                 1,057,084                   779,927
     Prepaid and refundable income taxes                                                            46,295                    46,295
     Prepaid expenses and other current assets                                                      38,591                    50,446
                                                                                -------------------------             --------------
     Total Current Assets                                                                        3,138,414                 2,374,214

PROPERTY AND EQUIPMENT, NET                                                                        232,024                   241,416
OTHER ASSETS:
     Goodwill and other intangible assets                                                          410,195                   415,797
     Security Deposits                                                                              31,343                    31,343
                                                                                -------------------------             --------------
                                                                                                   441,538                   447,140
TOTAL ASSETS                                                                     $               3,811,976            $    3,062,770
                                                                                =========================             ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable to bank                                                        $                 695,000           $     1,000,000
     Current maturities of long-term debt                                                           89,220                    89,136
     Accounts Payable                                                                            1,936,974                 1,025,775
     Accrued Expenses and other current liabilities                                                131,510                   173,481
     Due to officer                                                                                 20,000                    20,000
     Deferred Revenue                                                                              144,600                   156,348
     Deferred income taxes                                                                             -                      10,000
                                                                                -------------------------             --------------
                                                                                                 3,017,304                 2,474,740
OTHER LIABILITIES
     Long-term debt, less current maturities                                                       156,990                   171,897
     Notes payable to related party                                                                 20,832                    70,832
                                                                                 -------------------------             -------------
                                                                                                   177,822                   242,729
COMMITMENTS
SHAREHOLDERS EQUITY
     Common Stock, .001 par value, Authorized 50,000,000 shares, issued 2,583,518 in                 2,583                     1,650
     June and 1,650,000 in April
     Additional paid-in capital                                                                    423,167                    43,650
     Retained Earnings                                                                             191,100                   300,001
                                                                                 -------------------------           ---------------
     Total Shareholder's equity                                                                    616,850                   345,301
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $               3,811,976           $     3,062,770
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

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS:

     Pursuant to an Agreement and Plan of Reorganization dated June 5, 1998 (the "Plan"), between the Registrant; Cadapult Graphic Systems, Inc., a New Jersey corporation ("Cadapult"); all of the stockholders of Cadapult (the "Cadapult Stockholders"); Jenson Services, Inc., a Utah corporation
     ("Jenson Services"); and Duane S. Jenson and Jeffrey D. Jenson (collectively, the "Jensons"), the Cadapult Stockholders became the controlling stockholders of the Registrant in a transaction viewed as a reverse acquisition, and Cadapult became a wholly-owned subsidiary of the Registrant. The Plan was treated as a recapitalization of Cadapult for accounting purposes, and the closing date of the Plan was June. 18, 1998. The historical financial statements of Seafoods Plus Ltd. prior to the merger will no longer be reported, as Cadapult's financial statements are now considered the financial statements of the ongoing reporting entity.

     On August 10, 1998, the shareholders approved an amendment to the Certificate of Incorporation of the Company to change the Company's name from Seafoods Plus, Ltd. to Cadapult Graphic Systems, Inc. The shareholders also approved the reincorporation of the Company as a Delaware corporation and a related Agreement and Plan of Merger pursuant to which the Company will be merged into a wholly-owned Delaware subsidiary. The Board of Directors of the Company and its New Jersey Subsidiary have authorized a Parent/Subsidiary merger of the two companies.

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

                                  CADAPULT GRAPHIC SYSTEMS, INC.


Date:    September 1, 1998        /s/ Michael W. Levin
                                  Michael W. Levin
                                  President and Chief Executive Officer

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