Form 10QSB
period 1998-09-30
CADAPULT GRAPHIC SYSTEMS INC
filed 1998-11-09
CIK 1024022

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________ to ___________.


                         Commission file number 0-21853


                         CADAPULT GRAPHIC SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                    Delaware                            87-0413539
          (State or other jurisdiction of              (IRS Employer
          incorporation or organization)            Identification No.)


             110 Commerce Drive, Allendale, New Jersey    07401
             Address of principal executive offices)    (Zip Code)

                               (201) 236-1100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__   No____

As of November 1, 1998, the registrant had 2,811,518 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes____  No __x__

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 1998 and
June 30, 1998 (unaudited) . . . . . . . . . . . . . . . . . . . .3

Consolidated Statements of Operations For the Three
Months Ended September 30, 1998 and 1997 (unaudited) . . . . . . 4

Consolidated Statement of Changes in Stockholder's Equity
For the Three Months Ended September 30, 1998 (unaudited) . . . .5

Consolidated Statements of Cash Flows For the Three
Months Ended September 30, 1998 and 1997 (unaudited) . . . . . . 6

Notes to Consolidated Financial Statements . . . . . . . . . . . 7

               Cadapult Graphic Systems, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                                 (Unaudited)

               ASSETS                            September 30,    June 30,
                                                      1998          1998
                                                 -------------  -----------
CURRENT ASSETS:
  Cash                                           $  485,185     $   22,820
  Accounts Receivable, less allowance             1,187,411      1,653,624
    for doubtful accounts of $22,500
  Attorney Escrow Account                                 -        320,000
  Inventories                                       724,929      1,057,084
  Prepaid and refundable income taxes                46,295         46,295
  Prepaid expenses and other current assets          53,081         38,591
                                                 ----------     ----------
    Total Current Assets                          2,496,901      3,138,414

PROPERTY AND EQUIPMENT, NET                         262,743        232,024
OTHER ASSETS:
  Goodwill and other intangible assets              417,259        410,195
  Deferred Tax Asset                                 39,000              -
  Security Deposits                                  31,343         31,343
                                                 ----------     ----------
                                                    487,602        441,538
TOTAL ASSETS                                     $3,247,246     $3,811,976
                                                 ==========     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to Bank                           $  850,000     $  695,000
  Current maturities of long-term debt               89,347         89,220
  Accounts Payable                                1,185,033      1,936,974
  Accrued Expenses and other                         54,667        131,510
    current liabilities
  Due to officer                                          -         20,000
  Deferred Revenue                                  192,383        144,600
                                                 ----------     ----------
                                                  2,371,430      3,017,304
OTHER LIABILITIES:
  Long-term debt, less current maturities           134,403        156,990
  Note payable to related party                      20,832         20,832
                                                 ----------     ----------
                                                    155,235        177,822
COMMITMENTS
STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value, authorized
    50,000,000 shares, issued 2,811,518 in
    September and 2,583,518 in June                   2,812          2,583
  Additional paid-in capital                        685,981        423,167
  Retained Earnings                                  31,788        191,100
                                                 ----------     ----------
  Total Stockholders' equity                        720,581        616,850

Total Liabilities and Stockholders' Equity       $3,247,246     $3,811,976
                                                 ==========     ==========

See accompanying notes to consolidated financial statements

                 Cadapult Graphic Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                      Three Months Ended
                                                        September 30,
                                                    1998           1997
                                                 ----------     ----------
NET SALES                                        $1,943,161     $1,669,309
                                                 ----------     ----------
COSTS AND EXPENSES:
  Cost of sales                                   1,399,500      1,215,925
  Selling, general and administrative expenses      716,171        482,185
                                                 ----------     ----------
LOSS FROM OPERATIONS                              (172,511)       (28,801)

INTEREST EXPENSE, NET                                25,801         19,017
                                                 ----------      ---------
LOSS BEFORE INCOME TAXES (CREDITS)                (198,312)       (47,818)

INCOME TAXES (CREDITS):
  Current                                                 -              -
  Deferred                                         (39,000)       (19,000)
                                                 ----------     ----------
                                                   (39,000)       (19,000)

NET LOSS                                         $(159,312)     $ (28,818)
                                                 ==========     ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTNADING        2,704,953      1,630,000
                                                 ==========     ==========
NET LOSS PER COMMON SHARE-
  BASIC AND DILUTED                              $   (0.06)     $   (0.02)
                                                 ==========     ==========

See accompanying notes to consolidated financial statements.

                 Cadapult Graphic Systems, Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
                  For the Three Months Ended September 30, 1998
                                  (Unaudited)

                                                                       Total
                                  Common Stock   Additional            Stock-
                                ----------------  Paid-in   Retained   holders
                                 Shares   Amount  Capital   Earnings   Equity
                                --------- ------ ---------- --------  --------
BALANCES, JUNE 30, 1998         2,583,518 $2,583 $  423,167 $ 191,100   616,850

PERIOD ENDED SEPTEMBER 30, 1998
  Sale of Common Stock issued
    through Private Placement     228,000    229    249,771         -   250,000
  Issuance of Warrants for
    Services                            -      -     13,043         -    13,043
Net loss                                -      -          - (159,312) (159,312)
                                --------- ------ ---------- --------- ---------

BALANCES, SEPTEMBER 30, 1998    2,811,518 $2,812 $  685,981 $  31,788 $ 720,581
                                ========= ====== ========== ========= =========

See accompanying notes to consolidated financial statements.

                  Cadapult Graphic Systems, Inc. and Subsidiaries
                            Statements of Cash Flows
                                  (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                      1998            1997
                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(159,312)     $ (28,818)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
      Depreciation and amortization                     31,381         22,500
      Deferred income taxes                           (39,000)       (42,177)
      Issuance of Warrants for services                 13,042              -
      Changes in operating assets and liabilities:
        Accounts receivable                            466,213      (227,728)
        Inventories                                    332,155         65,119
        Prepaid and refundable income taxes                  -       (12,516)
        Prepaid expenses and other current            (14,490)        31,724)
          assets
        Security deposits                                   -           1,823
        Accounts payable                             (751,941)        147,165
        Accrued expenses and other current            (76,844)         23,795
          liabilities
        Deferred revenue                                47,783       (62,030)
                                                    ----------     ----------
        Net cash flows from operating activities     (151,013)      (144,592)
                                                    ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES-
  Costs related to acquisition                        (16,090)              -
  Purchases of property and equipment                 (53,072)       (47,963)
                                                    ----------     ----------
    Net cash flows from investing activities          (69,162)       (47,963)
                                                    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable to bank                                 155,000       (50,000)
  Payments on long term debt                          (22,460)        (2,352)
  Due to officer                                      (20,000)              -
  Attorney Escrow Account                              320,000              -
  Sale of common stock, Net                            250,000              -
                                                    ----------     ----------
    Net cash flows from financing activities           682,540       (52,352)
                                                    ----------     ----------
NET CHANGE IN CASH                                     462,365      (244,907)

CASH, BEGINNING OF PERIOD                               22,820        317,796
                                                    ----------     ----------
CASH, END OF PERIOD                                 $  485,185     $   72,889
                                                    ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                     $   25,801     $   19,017
                                                    ==========     ==========
  Income taxes paid                                          -              -
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The consolidated balance sheet as of June 30, 1998 has been derived from the unaudited balance sheet that was included in the Company's transition report filed on Form 10-QSB/A for the two month transition period ended June 30, 1998 and is presented for comparative purposes. All other financial statements are unaudited. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 8K/A.

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

     Pursuant to an Agreement and Plan of Reorganization dated June 5, 1998 (the "Plan"), between the Registrant; Cadapult Graphic Systems, Inc., a New Jersey corporation ("Cadapult"); all of the stockholders of Cadapult (the "Cadapult Stockholders"); Jenson Services, Inc., a Utah corporation ("Jenson Services"); and Duane S. Jenson and Jeffrey D. Jenson (collectively, the "Jensons"), the Cadapult Stockholders became the controlling stockholders of the Registrant in a transaction viewed as a reverse acquisition, and Cadapult became a wholly-owned subsidiary of the Registrant. The Plan was treated as a recapitalization of Cadapult for accounting purposes, and the closing date of the Plan was June 18, 1998. The historical financial statements of Seafoods Plus Ltd. prior to the merger will no longer be reported, as Cadapult's financial statements are now considered the financial statements of the ongoing reporting entity.

     On August 10, 1998, the stockholders approved an amendment to the Certificate of Incorporation of the Company to change the Company's name from Seafoods Plus Ltd. to Cadapult Graphic Systems, Inc. The stockholders also approved the reincorporation of the Company as a Delaware corporation and a related Agreement and Plan of Merger pursuant to which the Company will be merged into a wholly-owned Delaware subsidiary. The Board of Directors of the Company and its New Jersey Subsidiary have authorized a Parent/Subsidiary merger of the two companies.

     On June 24, 1998, the Company elected to change its fiscal year from a December 31 year end to a June 30 year end.

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

NOTE 4 - COMMITTMENT

     On September 4, 1998, the Company entered into a Lease Modification Agreement for its New Jersey headquarters facility, to extend its current lease to March 31, 2002. The Annual Base Rental will be reduced to $79,332 from $91,232 effective March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in the Form 8K/A.

Results of Operations
For the Three Months Ended September 30, 1998 and 1997
------------------------------------------------------

Sales. Consolidated sales for the three months ended September 30, 1998 compared to the same period in 1997, increased approximately 16% to $1,943,161 from $1,669,309. The revenue mix in 1998 between systems, supplies and services has remained comparable to the same period in 1997. The increase in sales can be primarily attributed to the acquisition of BBG Technologies in March 1998, and the increase in sales personnel.

Cost of Sales. Cost of Sales for the three months ended September 30, 1998 were $1,399,500, or approximately 72% of sales, as compared to $1,215,925 or approximately 73% of sales for the comparable period in 1997. The Cost of Revenues in 1998 have remained consistent from the same period in 1997, along with the revenue mix.

Selling, General and Administrative. For the three months ended September 30, 1998, Selling, General and Administrative expenses increased to $716,171 from $482,185, which represents an increase to 37% of sales from 29% of sales. The increase in 1998 is due mainly to an increase in legal, accounting and consulting fees associated with the merger and being a publicly held company, to amortization of goodwill resulting from the acquisition of BBG Technologies in March 1998, and to increased payroll resulting from an increase in personnel to 28 employees from 23 employees. The increase in personnel can be attributed to additions in sales, technical and administrative staff in preparation for future acquisitions.

Interest Expense. For the three months ended September 30, 1998, Interest expense increased to $25,801 from $19,017. The increase in 1998 is due primarily to the increase in borrowing due to the acquisition of BBG Technologies in March 1998.

Income Taxes. For the three months ended September 30, 1998, the Company has recorded a tax benefit of a net operating loss carryforward of $39,000 net of a $39,000 valuation allowance. For the three months ended September 1997, the Company was able to carry back its net operating losses.

Net Loss. For the three month period ended September 30, 1998, the Company incurred a net loss of $159,312 or $0.06 per share as compared to a net loss of $28,818 or $0.02 per share for the corresponding three month period ended September 30, 1997.

Liquidity and Capital Resources

The Company has an agreement with a bank under which it can borrow up to $1,200,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1% over the bank's base rate, are payable on demand and are collateralized by all assets of the Company. As of September 30, 1998 the Company had used $850,000 of this line.

In August of 1998, the Company successfully completed a private offering for $655,000 consisting of 524,000 shares of Common Stock at a purchase price of $1.25. Expenses associated with the private placement are estimated at $35,000, providing the Company with net proceeds of $620,000. The Company plans to use the proceeds for strategic acquisitions complimentary to its core business.

The Company had a positive cash flow of $462,365 for the three months ended September 30, 1998. This resulted primarily from the proceeds of the private placement. Cash used in operations resulted in negative cash flows of $151,012 which primarily consists of a decrease in accounts receivable of $466,213 and a decrease in inventory of $332,155, offset by a decrease in accounts payable and accrued liabilities of $828,785.

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

Year 2000 Discussion

Many computer programs were designed to perform data computations on the last two digits of the numerical value of the year. When computations referencing the year 2000 are performed, these programs may interpret -00- as the year 1900 and could either corrupt the date-related computations or not process them at all. As a result, many software and computer systems may need to be upgraded or replaced in order to comply with such year 2000 requirements.

The Company has reviewed all its computer systems, which are provided by third-party manufacturers. The manufacturers have represented to the Company that their systems are or will be year 2000 compliant. The Company does not anticipate incurring significant additional costs to address the year 2000 issue, although the effectiveness of the Company's present efforts to address the issues cannot be assured. However, the Company could be adversely impacted by year 2000 issues faced by significant customers, vendors, suppliers and financial service organizations with whom the Company conducts business. The Company still needs to determine the degree of preparedness of its customers, vendors, suppliers and financial service organizations and whether alternate vendors, suppliers and financial service organizations will be needed or available in the event of any disruption in the supply of goods or services to the Company.

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

Item 5.       Other Information.

As previously reported on Form 10-QSB, pursuant to proposals submitted to a vote of shareholders of the Company, as stated in Item 4 above (the "Shareholder Actions"), the Company has reincorporated in Delaware. A registration statement on Form S-8 (the "Registration Statement") was filed with the Securities and Exchange Commission on August 13, 1998 to register the Incentive Shares.

The Company, pursuant to a unanimous vote of its board of directors, has effected the merger of its operating subsidiary, Cadapult Graphic Systems Inc., a New Jersey corporation, into the parent Delaware corporation. The Company filed a Certificate of Ownership and Merger in Delaware on or about August
14, 1998, and a Certificate of Merger in New Jersey on or about October 13,
1998.

Item 6.       Exhibits and Reports on Form 8-K

(a)    Exhibits.

The following exhibits are filed with this report:

Exhibit 3.1: Certificate of Merger of Seafoods Plus, Ltd. into Cadapult Graphic Systems, Inc.

Exhibit 3.2: Certificate of Ownership and Merger Merging Cadapult Graphic Systems Inc. into Cadapult Graphic Systems, Inc.

Exhibit 3.3: Certificate of Merger of Domestic and Foreign Corporations into Cadapult Graphic Systems, Inc.

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.

Exhibit 27:        Financial Data Schedule for the three months ended
                   September 30, 1998


(b)    Reports on Form 8-K.

As previously reported on Form 10-QSB, on July 7, 1998, the Company submitted a Form 8-K reporting the acquisition of Cadapult Graphic Systems Inc.; on July 10, 1998, the Company submitted a Form 8-K reporting the change in its fiscal year; on July 13, 1998, the Company submitted a Form 8-K reporting the dismissal of its former principal accountants; on July 13, 1998, the Company submitted a Form 8-K reporting the selection of its new principal accountants; and on or about August 31, 1998, the Company submitted a Form 8-K/A, amending its Form 8-K filed on July 7, 1998.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CADAPULT GRAPHIC SYSTEMS, INC.

Date:    November 2, 1998           /s/ Michael W. Levin
                                    -------------------------------------
                                    Michael W. Levin
                                    President and Chief Executive Officer