Form 10QSB
period 1998-12-31
CADAPULT GRAPHIC SYSTEMS INC
filed 1999-02-10
CIK 1024022

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________ to ___________.


                         Commission file number 0-21853


                         CADAPULT GRAPHIC SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                             87-0475073
       (State or other jurisdiction of              (IRS Employer
        incorporation or organization)            Identification No.)


               110 Commerce Drive, Allendale, New Jersey  07401
                   (Address of principal executive offices)


                                (201) 236-1100
                         (Issuer's telephone number)

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  [ X ]  No  [   ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 9, 1999, the issuer had 2,997,218 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                AND SUBSIDIARIES

               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1998


                                      INDEX

                                                                  Page
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheets as of December 31,           3
            1998 and June 30, 1998 (unaudited)

            Consolidated Statements of Operations                    4
            For the Three Months and Six Months Ended
            December 31, 1998 and 1997 (unaudited)

            Consolidated Statement of Changes in Shareholder's       5
            Equity For the Six Months Ended December 31, 1998
            (unaudited)

            Consolidated Statements of Cash Flows                    6
            For the Six Months Ended December 31, 1998 and
            1997 (unaudited)

            Notes to Consolidated Financial Statements               7

Item 2.     Management's Discussion and Analysis of Financial       11
            Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds               15

Item 6.     Exhibits and Reports on Form 8-K                        15

Exhibits    Exhibit 27:  Financial Data Schedule                    17

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                Cadapult Graphic Systems, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                                  (Unaudited)

                       ASSETS                       December 31,     June 30,
                                                       1998            1998
                                                    ------------   ------------
CURRENT ASSETS:
    Cash                                            $     32,112   $     22,820
    Accounts Receivable, less allowance for            1,462,082      1,653,624
        doubtful accounts of $22,500
    Attorney Escrow Account                              700,000        320,000
    Inventories                                          865,791      1,057,084
    Prepaid and refundable income taxes                        -         46,295
    Prepaid expenses and other current assets             63,674         38,591
                                                    ------------    -----------
        Total Current Assets                        $  3,123,659      3,138,414

PROPERTY AND EQUIPMENT, NET                              243,576        232,024

OTHER ASSETS:
    Goodwill and other intangible assets, Net            413,275        410,195
    Deferred Income Taxes                                 39,000              -
    Security Deposits                                     31,343         31,343
                                                    ------------   ------------
                                                         483,618        441,538

TOTAL ASSETS                                        $  3,850,853   $  3,811,976
                                                    ============   ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable to Bank                            $    800,000   $    695,000
    Current maturities of long-term debt                  89,478         89,220
    Accounts Payable                                   1,793,591      1,936,974
    Accrued Expenses and other current liabilities        58,941        131,510
    Due to officer                                             -         20,000
    Deferred Revenue                                     222,369        144,600
                                                    ------------   ------------
                                                       2,964,379      3,017,304

OTHER LIABILITIES:
    Long-term debt, less current maturities              112,187        156,990
    Note payable to related party                         20,832         20,832
                                                    ------------   ------------
                                                         133,019        177,822

COMMITMENTS
SHAREHOLDERS' EQUITY
    Common Stock, .001 par value,
      Authorized 50,000,000 shares, issued 2,811,518
      in December and 2,583,518 in June                    2,812          2,583
    Additional paid-in capital                           685,981        423,167
    Retained Earnings                                     64,662        191,100
                                                      ----------    -----------
        Total Shareholders' equity                       753,455        616,850

Total Liabilities and Shareholders' Equity           $ 3,850,853    $ 3,811,976
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                 Cadapult Graphic Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                           December 31,                  December 31,
                                                        1998           1997           1998          1997
                                                     -----------   -----------    -----------   -----------
NET SALES                                            $ 2,532,474   $ 2,024,222    $ 4,475,635   $ 3,693,531
                                                     -----------   -----------    -----------   -----------

COSTS AND EXPENSES:
   Cost of sales                                       1,835,314     1,443,417      3,234,814     2,659,342
   Selling, general and administrative expenses          632,886       498,003      1,349,057       980,188
                                                     -----------   -----------    ------------  -----------
INCOME (LOSS) FROM OPERATIONS                             64,275        82,808       (108,236)       54,001

INTEREST EXPENSE, NET                                     31,401        22,312         57,202        41,330
                                                     -----------   -----------    ------------  -----------
INCOME (LOSS) BEFORE INCOME TAXES (CREDITS)               32,874        60,489       (165,438)       12,671

INCOME TAXES (CREDITS):
   Current                                                     -         4,000              -         4,000
   Deferred                                                    -        19,000        (39,000)            -
                                                     -----------   -----------    ------------  -----------
                                                               -        23,000        (39,000)        4,000

NET INCOME (LOSS)                                    $    32,874   $    37,489   $   (126,438)  $     8,671
                                                     ===========   ===========    ============  ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC                                              2,811,518     1,630,000      2,757,650     1,630,000
                                                     ===========   ===========    ============  ===========
    DILUTED                                            2,903,897     1,630,000              -     1,630,000
                                                     ===========   ===========    ============  ===========

NET INCOME (LOSS) PER COMMON SHARE:
    BASIC                                            $      0.01   $      0.02    $     (0.05)  $      0.01
                                                     ===========   ===========    ============  ===========
    DILUTED                                          $      0.01   $      0.02    $         -   $      0.01
                                                     ===========   ===========    ============  ===========

See accompanying notes to consolidated financial statements.

                 Cadapult Graphic Systems, Inc. and Subsidiaries
            Consolidated Statement of Changes in Shareholders' Equity
                       Six Months Ended December 31, 1998
                                  (Unaudited)

                                                                    Additional                   Total
                                                Common Stock          Paid-in     Retained    Shareholders'
                                             Shares      Amount       Capital     Earnings        Equity
                                           ----------  ----------   ----------   -----------  -------------
BALANCES, JUNE 30, 1998                     2,583,518  $    2,583   $  423,167   $  191,100        616,850

Sale of Common Stock issued through
   Private Placement                          228,000         229   $  249,771            -        250,000
Issuance of Warrants for services                   -           -       13,043            -         13,043
Net loss                                            -           -            -     (126,438)      (126,438)
                                           ----------  ----------   ----------   -----------  -------------
BALANCES, DECEMBER 31, 1998                 2,811,518  $    2,812   $  685,981   $   64,662   $    753,455
                                           ==========  ==========   ==========   ===========  =============

See accompanying notes to consolidated financial statements.

                 Cadapult Graphic Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Six Months Ended
                                                                             December 31,
                                                                        1998              1997
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                                $  (126,438)      $     8,671
   Adjustments to reconcile net Income (loss) to net cash
      flows from operating activities:
         Depreciation and amortization                                   60,446            37,613
         Deferred income taxes                                          (39,000)          (19,177)
         Issuance of Warrants for services                               13,042                 -
         Changes in operating assets and liabilities:
            Accounts receivable                                         191,542          (387,602)
            Inventories                                                 191,293          (137,603)
            Prepaid and refundable income taxes                          46,295                 -
            Prepaid expenses and other current assets                   (25,083)          (41,547)
            Security deposits                                                 -             1,490
            Accounts payable                                           (143,383)          518,792
            Accrued expenses and other current liabilities              (72,569)           (2,908)
            Deferred revenue                                             77,769           (57,052)
                                                                    ------------      ------------
               Net cash flows from operating activities                 173,914           (79,322)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Costs related to acquisition                                         (19,885)                -
   Purchases of property and equipment                                  (55,191)          (69,412)
                                                                    ------------      ------------
               Net cash flows from investing activities                 (75,076)          (69,412)
                                                                    ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Note payable to bank                                                 105,000            25,000
   Payments on long term debt                                           (44,545)           (3,786)
   Due to officer                                                       (20,000)          (15,000)
   Attorney Escrow Account                                             (380,000)                -
   Sale of common stock, Net                                            250,000                 -
                                                                    ------------      ------------
               Net cash flows from financing activities                 (89,545)            6,214
                                                                    ------------      ------------

NET CHANGE IN CASH                                                        9,292          (142,521)

CASH, BEGINNING OF PERIOD                                                22,820           317,796
                                                                    ------------      ------------

CASH, END OF PERIOD                                                 $    32,112       $   175,275
                                                                    ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION :
   Interest paid                                                    $    57,202       $    41,330
                                                                    ============      ============
   Income taxes paid                                                          -                 -
                                                                    ============      ============

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

      On August 10, 1998 the stockholders approved an amendment to the Certificate of Incorporation of the Company to change the Company's name from Seafoods Plus Ltd. to Cadapult Graphic Systems, Inc. The stockholders also approved the reincorporation of the Company as a Delaware corporation and a related Agreement and Plan of Merger pursuant to which the Company will be merged into a wholly-owned Delaware subsidiary. The Board of Directors of the Company and its New Jersey Subsidiary have authorized a Parent/Subsidiary merger of the two companies.

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

      On January 6, 1999, the Company executed a letter of intent to secure a $6 million revolving credit facility from a commercial lending institution. This facility would replace the Company's current $1.2 million. The letter of intent does not bind the lender to make the loan. A $5,000 deposit towards the cost of due diligence was paid with the execution of the letter of intent.

NOTE 5 - EARNINGS PER SHARE

      In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental share attributed to outstanding options and warrants to purchase common stock. All earnings per share amount for all periods have been presented in accordance with SFAS No. 128 requirements.

      The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months                  Six Months
                                                          Ended                       Ended
December 31,                                       1998          1997          1998          1997
                                                ----------    ----------    -----------   ----------
Numerator:
   Net income (loss)                               $32,874       $37,489     $(126,438)       $8,671
                                                ==========    ==========    ===========   ==========

Denominator:
   Denominator for basic earnings per share:
      Weighted average shares                    2,811,518     1,630,000     2,757,650     1,630,000
                                                ----------    ----------    -----------   ----------
   Effect of dilutive securities
      Employee stock options                        92,379             -             -             -
                                                ----------    ----------    -----------   ----------
   Denominator for diluted earnings per share    2,903,897     1,630,000     2,757,650     1,630,000
                                                ==========    ==========    ===========   ==========

   Earnings (loss) per share:
      Basic                                          $0.01         $0.02        $(0.05)        $0.01
                                                ==========    ==========    ===========   ==========
      Diluted                                        $0.01         $0.02             -         $0.01
                                                ==========    ==========    ===========   ==========


      The following warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three and six months ended December 31, 1998 and 1997 because the warrants' exercise price was greater than the average market price of the common stock:

                                                      Three Months                  Six Months
                                                          Ended                       Ended
December 31,                                       1998          1997          1998          1997
                                                ----------    ----------    -----------   ----------
Anti-dilutive warrants                              75,000             -         75,000            -
                                                ==========    ==========    ===========   ==========

NOTE 6 - ACQUISITION

      On January 7, 1999, the registrant completed the closing of the acquisition of certain assets of Tartan Technical, Inc., a Massachusetts corporation ("Tartan"), pursuant to an Asset Purchase Agreement dated December 17, 1998 (the "Purchase Agreement"). The registrant acquired certain assets of Tartan, including, but not limited to, accounts receivable, less allowances; inventory at lower of cost or fair market value; certain property and equipment; corporate name; its customer lists and related files; sales, service and vendor contracts and security deposits; telephone numbers; databases; rights to www.tartantechnical.com URL; and, trade show deposits, health insurance premiums and other prepaid commitments. The consideration given by the registrant pursuant to the Purchase Agreement was the issuance of 185,700 shares of unregistered and restricted common stock of registrant and the assumption of the following liabilities of Tartan: certain trade payables as of the date of the closing; certain customer deposits payable as of the date of the closing; and, certain bank debt. The consideration given is subject to post- closing adjustments, dependent on the difference of the dollar value of the liabilities assumed in relation to assets acquired, as set forth in the Purchase Agreement.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion and analysis should be read in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in the Form 8K/A.


Results of Operations
For the Three Months and Six Months Ended December 31, 1998 and 1997

Sales. Consolidated sales for the three months ended December 31, 1998 compared to the same period in 1997, increased approximately 25% to $2,532,474 from $2,024,222. Consolidated sales for the six months ended December 31, 1998 compared to the same period in 1997, increased approximately 21% to $4,475,635 from $3,693,531. The revenue mix in 1998 between systems, supplies and services has remained comparable to the same period in 1997. The increase in sales can be primarily attributed to the acquisition of BBG Technologies in March 1998, and the increase in sales personnel.

Cost of Sales. Cost of Sales for the three months ended December 31, 1998 were $1,835,314, or approximately 72.5% of sales, as compared to $1,443,417 or approximately 71.3% of sales for the comparable period in 1997. Cost of Sales for the six months ended December 31, 1998 were $3,234,814, or approximately 72.3% of sales, as compared to $2,659,342 or approximately 72% of sales for the comparable period in 1997. The Cost of Sales in 1998 have remained relatively consistent from the same period in 1997, along with the revenue mix.

Selling, General and Administrative. For the three months ended December 31, 1998, Selling, General and Administrative expenses increased to $632,886 from $498,003, which represents a increase to 25% of sales from 24.6% of sales. For the six months ended December 31, 1998, Selling, General and Administrative expenses increased to $1,349,057 from $980,188, which represents a increase to 30% of sales from 26.5% of sales. The increase in 1998 is due mainly to an increase in legal, accounting and consulting fees associated with the merger and being a publicly held company, to amortization of goodwill resulting from the acquisition of BBG Technologies in March 1998, and to increased payroll resulting from an increase in personnel to 30 employees from 23 employees. The increase in personnel can be attributed to additions in sales, technical and administrative staff in preparation for future acquisitions.

Interest Expense. For the three months ended December 31, 1998, Interest expense increased to $31,401 from $22,312. For the six months ended December 31, 1998, Interest expense increased to $57,202 from $41,330. The increase in 1998 is due primarily to the increase in borrowing due to the acquisition of BBG Technologies in March 1998.

Income Taxes. For the three months ended December 31, 1998, the Company has recorded no income tax expense. An otherwise required tax provision of $12,400 has been offset by the reversal of a valuation allowance. For the six months ended December 31, 1998, the Company has recorded a tax benefit of a net operating loss carryforward of $39,000 net of a $26,600 valuation
allowance.   For the three months ended December 1997, the Company recorded a $23,000 income tax expense. For the six months ended December 1997, the recorded a $4,000 income tax expense.

Net Loss. For the three month period ended December 31, 1998, the Company earned a net profit of $32,874 or $0.01 per share basic and diluted as compared to a net profit of $37,489 or $0.02 per share, basic and diluted, for the corresponding three month period ended December 31, 1997. For the six month period ended December 31, 1998, the Company incurred a net loss of $126,438 or $0.05 per share as compared to a net profit of $8,671 or $0.01 per share for the corresponding six month period ended December 31, 1997.

Liquidity and Capital Resources

The Company has an agreement with a bank under which it can borrow up to $1,200,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1% over the bank's base rate, are payable on demand and are collateralized by all assets of the Company. As of December 31, 1998 the Company had used $800,000 of this line. The Company has entered into a letter of intent with a commercial lending institution for a $6,000,000 revolving line of credit subject to availability of collateral, bearing an interest rate of 2% over the bank's base rate. It is expected that the Company will enter into an agreement with a commercial lending institution for this facility during the month of February. The new facility will replace the Company's current $1.2 million facility.

In August of 1998, the Company successfully completed a private offering for $655,000 consisting of 524,000 shares of Common Stock at a purchase price of $1.25. Expenses associated with the private placement are estimated at $35,000, providing the Company with net proceeds of $620,000. The Company used substantially all of the proceeds in the retirement of bank debt assumed in the acquisition of Tartan Technical, Inc. in January 1999.

The Company had positive cash flow of $9,292 for the six months ended December
31, 1998.   Cash used in operations resulted in positive cash flows of $173,914 which primarily consists of a decrease in accounts receivable of $191,542 and a decrease in inventory of $191,293 and an increase in deferred revenue of $77,769, offset by a increase in accounts payable and accrued liabilities of $215,952.

Inflation

The Company has historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. The Company does not expect inflation to have a significant impact on its business in the future.

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

The Company has reviewed all its computer systems, which are provided by third-party manufacturers. The manufacturers have represented to the Company that their systems are or will be year 2000 compliant. The Company at this time does not anticipate incurring significant additional costs to address the year 2000 issue, although the effectiveness of the Company's present efforts to address the issues cannot be assured. However, the Company could be adversely impacted by year 2000 issues faced by significant customers, vendors, suppliers and financial service organizations with whom the Company conducts business.
The Company still needs to determine the degree of its customers, vendors, suppliers and financial service organizations preparedness and whether alternate vendors, suppliers and financial service organizations will be needed or available in the event of any disruption in the supply of goods or services to the Company. The Company presently does not have a contingency plan related to Year 2000 issues, and upon further assessment, the Company may create one.

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On January 7, 1999, the registrant acquired certain assets of Tartan Technical, Inc., a Massachusetts corporation ("Tartan"), pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"), as reported on Form 8-K, filed on or about January 19, 1999. The registrant issued 185,700 shares of unregistered and restricted common stock, par value $.001 per share, to Tartan as part of the consideration under the Asset Purchase Agreement, as well as agreeing to assume the following liabilities of Tartan: certain trade payables as of the date of the closing; certain customer deposits payable as of the date of the closing; and, certain bank debt. The consideration given is subject to certain post-closing adjustments, including the issuance of additional shares, dependent on the difference of the dollar value of the liabilities assumed in relation to the assets acquired, as set forth in the Asset Purchase Agreement. The shares of common stock issued as described above are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Under the Asset Purchase Agreement, the registrant acquired certain assets of Tartan, a seller and servicer of computer graphics and imaging equipment and supplies, constituting equipment and other physical property, and, in such activities, the registrant intends to continue the use of the assets acquired.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

      The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit

Exhibit 11: Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.

Exhibit 27:       Financial Data Schedule for the three months ended
                  December 31, 1998

(b)    Reports on Form 8-K.

      On January 19, 1999, the registrant filed a report on Form 8-K dated January 15, 1999 reporting Items 2 and 5:

      Item 2: Acquisition of assets relating to the acquisition of certain assets and liabilities of Tartan

      Item 5: Other information relating to employment agreements with former employees of Tartan

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CADAPULT GRAPHIC SYSTEMS, INC.


Date:    February 10, 1999          /s/ Michael W. Levin
                                    -------------------------------------
                                    Michael W. Levin
                                    President and Chief Executive Officer

Date:    February 10, 1999          /s/ Frances Blanco
                                    -------------------------------------
                                    Frances Blanco
                                    Vice President and Treasurer