Form 10QSB
period 1999-03-31
CADAPULT GRAPHIC SYSTEMS INC
filed 1999-05-04
CIK 1024022

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 11, 1999, the issuer had 2,904,368 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                AND SUBSIDIARIES

               FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX

                                                                           Page
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheets as of March 31,                      3
            1999 and June 30, 1998 (unaudited)

            Consolidated Statements of Operations                            4
            For the Three Months and Nine Months Ended
            March 31, 1999 and 1998 (unaudited)

            Consolidated Statement of Changes in Shareholder's               5
            Equity For the Nine Months Ended March 31, 1999
            (unaudited)

            Consolidated Statements of Cash Flows                            6
            For the Nine Months Ended March 31, 1999 and
            1998 (unaudited)

            Notes to Consolidated Financial Statements                       7

Item 2.     Management's Discussion and Analysis of Financial               10
            Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 5.     Other Information                                               13

Item 6.     Exhibits and Reports on Form 8-K                                13

Exhibits    Exhibit 10.1  Credit and Security Agreement
            Exhibit 10.2  Duncan Huyler Amended Employment Agreement
            Exhibit 10.3  Frances Blanco Amended Employment Agreement
            Exhibit 27:   Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                Cadapult Graphic Systems, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                                  (Unaudited)

                       ASSETS                         March 31,      June 30,
                                                       1999            1998
                                                    ------------   ------------
CURRENT ASSETS:
    Cash                                            $    223,263   $     22,820
    Accounts Receivable, Net                           1,802,187      1,653,624
    Attorney Escrow Account                                    -        320,000
    Inventories                                        1,022,882      1,057,084
    Prepaid and refundable income taxes                        -         46,295
    Prepaid expenses and other current assets             94,163         38,591
                                                    ------------    -----------
        Total Current Assets                        $  3,142,496      3,138,414

PROPERTY AND EQUIPMENT, NET                              437,096        232,024

OTHER ASSETS:
    Goodwill and other intangible assets, Net            705,894        410,195
    Deferred Income Taxes                                 39,000              -
    Security Deposits                                     31,343         31,343
                                                    ------------   ------------
                                                         776,237        441,538

TOTAL ASSETS                                        $  4,355,829  $   3,811,976
                                                    ============   ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable to Bank                            $  1,196,500   $    695,000
    Current maturities of long-term debt                  89,065         89,220
    Accounts Payable                                   1,668,887      1,936,974
    Accrued Expenses and other current liabilities        67,821        131,510
    Due to officer                                             -         20,000
    Deferred Revenue                                     239,781        144,600
                                                    ------------   ------------
                                                       3,262,055      3,017,304

OTHER LIABILITIES:
    Long-term debt, less current maturities               90,278        156,990
    Note payable to related party                         20,832         20,832
                                                    ------------   ------------
                                                         111,110        177,822

COMMITMENTS
SHAREHOLDERS' EQUITY
    Common Stock, .001 par value,
      Authorized 50,000,000 shares, issued 2,904,368
      in March and 2,583,518 in June                       2,905          2,583
    Additional paid-in capital                           879,055        423,167
    Retained Earnings                                    100,704        191,100
                                                      ----------    -----------
        Total Shareholders' equity                       982,664        616,850

Total Liabilities and Shareholders' Equity           $ 4,355,829    $ 3,811,976
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                 Cadapult Graphic Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                             March 31,                    March 31,
                                                         1999          1998           1999          1998
                                                     -----------   -----------    -----------   -----------
NET SALES                                            $ 2,995,803   $ 1,976,501    $ 7,471,438   $ 5,670,032
                                                     -----------   -----------    -----------   -----------

COSTS AND EXPENSES:
   Cost of sales                                       2,115,523     1,468,441      5,350,337     4,127,783
   Selling, general and administrative expenses          803,143       536,417      2,152,200     1,516,605
                                                     -----------   -----------    -----------   -----------
INCOME (LOSS) FROM OPERATIONS                             77,137       (28,357)       (31,099)       25,664

INTEREST EXPENSE, NET                                     41,095        20,334         98,297        61,664
                                                     -----------   -----------    -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES (CREDITS)               36,042       (48,691)      (129,396)      (36,020)

INCOME TAXES (CREDITS):
   Current                                                     -        (4,000)             -             -
   Deferred                                                    -       (12,000)       (39,000)      (12,000)
                                                     -----------   -----------    -----------   -----------
                                                               -       (16,000)       (39,000)      (12,000)

NET INCOME (LOSS)                                    $    36,042   $   (32,691)   $   (90,396)  $   (24,020)
                                                     ===========   ===========    ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC                                              2,904,368     1,630,000      2,788,600     1,630,000
                                                     ===========   ===========    ===========   ===========
    DILUTED                                            2,997,566             -              -             -
                                                     ===========   ===========    ===========   ===========

NET INCOME (LOSS) PER COMMON SHARE:
    BASIC                                            $      0.01   $     (0.02)   $     (0.03)  $     (0.01)
                                                     ===========   ===========    ===========   ===========
    DILUTED                                          $      0.01   $         -    $         -   $         -
                                                     ===========   ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                 Cadapult Graphic Systems, Inc. and Subsidiaries
            Consolidated Statement of Changes in Shareholders' Equity
                        Nine Months Ended March 31, 1999
                                  (Unaudited)

                                                                    Additional                   Total
                                                Common Stock          Paid-in     Retained    Shareholders'
                                             Shares      Amount       Capital     Earnings        Equity
                                           ----------  ----------   ----------   ----------   -------------
BALANCES, JUNE 30, 1998                     2,583,518  $    2,583   $  423,167   $  191,100         616,850

Sale of Common Stock issued through
   Private Placement                          228,000         229   $  249,771            -         250,000
Issuance of Stock for Acquisition              92,850          93      185,607            -         185,700
Issuance of Warrants for services                   -           -       20,510            -          20,510
Net loss                                            -           -            -      (90,396)        (90,396)
                                           ----------  ----------   ----------   ----------   -------------
BALANCES, MARCH 31, 1998                    2,904,368  $    2,905   $  879,055   $  100,704   $     982,664
                                           ==========  ==========   ==========   ==========   =============

See accompanying notes to consolidated financial statements.

                 Cadapult Graphic Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                        1999              1998
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                         $   (90,396)      $   (24,020)
   Adjustments to reconcile net loss to net cash
      flows from operating activities:
         Depreciation and amortization                                  108,540            56,419
         Deferred income taxes                                          (39,000)          (35,177)
         Issuance of Warrants for services                               20,510                 -
         Changes in operating assets and liabilities:
            Accounts receivable                                          67,288          (353,492)
            Inventories                                                 322,569            70,838
            Prepaid and refundable income taxes                          46,295            25,000
            Prepaid expenses and other current assets                   (40,685)          (27,659)
            Security deposits                                                 -             1,148
            Accounts payable                                           (448,101)          136,913
            Accrued expenses and other current liabilities              (63,689)           11,334
            Deferred revenue                                             95,181           (39,883)
                                                                    ------------      ------------
               Net cash flows from operating activities                 (21,487)         (178,578)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Costs related to acquisition                                         (19,885)                -
   Costs of net assets of acquired business                                   -          (546,431)
   Purchases of property and equipment                                  (93,865)          (93,015)
                                                                    ------------      ------------
               Net cash flows from investing activities                (113,750)         (639,446)
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Note payable to bank                                                (147,453)          365,000
   Proceeds of long term debt                                                 -           250,000
   Payments on long term debt                                           (66,867)           (7,430)
   Due to officer                                                       (20,000)          (20,000)
   Attorney Escrow Account                                              320,000                 -
   Sale of common stock, Net                                            250,000                 -
                                                                    ------------      ------------
               Net cash flows from financing activities                 335,679           587,570
                                                                    ------------      ------------

NET CHANGE IN CASH                                                      200,443          (230,454)

CASH, BEGINNING OF PERIOD                                                22,820           317,796
                                                                    ------------      ------------

CASH, END OF PERIOD                                                 $   223,263       $    87,342
                                                                    ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                    $    98,297       $    61,664
                                                                    ============      ============
   Income taxes paid                                                          -                 -
                                                                    ============      ============
   Noncash investing activity-
      Acquisition of business:
         Fair value of assets acquired                              $ 1,014,667       $   865,115
         Fair value of liabilities assumed                              828,967           318,684
         Fair value of common stock issued                              185,700                 -
                                                                    ------------      ------------
            Met cash payment                                        $        -        $   546,431
                                                                    ============      ============

See accompanying notes to consolidated financial statements.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

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

      Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's form 8K/A filed August 27, 1998.

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

      On June 24, 1998 the Company elected to change its fiscal year from a March 31 year end to a June 30 year end.

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

NOTE 3 - PRIVATE PLACEMENT

      From June 1998 through August 1998, the Company completed a private placement through the sale of 524,000 shares of its Common stock for $655,000. Expenses associated with the private placement were approximately $35,000, providing the Company with net proceeds of $620,000.

NOTE 4 - COMMITTMENT

      On September 4, 1998, the Company entered into a Lease Modification Agreement for its New Jersey headquarters facility, to extend its current lease to March 31, 2002. The Annual Base Rental was reduced to $79,332 from $91,232 effective March 31, 1999.

      On April 9, 1999, the Company entered into a Loan and Security Agreement with a lending institution. Under the Loan and Security Agreement, the lender will advance up to 85% against eligible receivables and 50% against eligible inventory, not to exceed an aggregate of $6 million. The term of the Agreement is two years, and it carries an interest rate of the lender's base rate plus 2%.

NOTE 5 - EARNINGS PER SHARE

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental share attributed to outstanding options and warrants to purchase common stock. All earnings per share amount for all periods have been presented in accordance with SFAS No. 128 requirements.

      The following table sets forth the computation of basic and diluted earnings per share :

                                                      Three Months                 Nine Months
                                                          Ended                       Ended
March 31,                                          1999          1998          1999          1998
                                                ----------    ----------    ----------    ----------
Numerator:
   Net income (loss)                               $36,042      $(32,691)     $(90,396)     $(24,020)
                                                ==========    ==========    ==========    ==========

Denominator:
   Denominator for basic earnings per share:
      Weighted average shares                    2,904,368     1,630,000     2,788,600     1,630,000
                                                ----------    ----------    ----------    ----------
   Effect of dilutive securities
      Employee stock options                        93,198             -             -             -
                                                ----------    ----------    ----------    ----------
   Denominator for diluted earnings per share    2,997,566     1,630,000     2,788,600     1,630,000
                                                ==========    ==========    ==========    ==========

   Earnings (loss) per share:
      Basic                                          $0.01        $(0.02)       $(0.03)       $(0.01)
                                                ==========    ==========    ==========    ==========
      Diluted                                        $0.01             -             -             -
                                                ==========    ==========    ==========    ==========


      The following warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 1999 and 1998 because the warrants' exercise price was greater than the average market price of the common stock:

                                                      Three Months                 Nine Months
                                                          Ended                       Ended
March 31,                                          1999          1998          1999          1998
                                                ----------    ----------    ----------    ----------
Anti-dilutive warrants                             105,000             -       105,000             -
                                                ==========    ==========    ==========    ==========

NOTE 6 - ACQUISITION

      On January 7, 1999, the registrant completed the closing of the acquisition of certain assets of Tartan Technical, Inc., a Massachusetts corporation ("Tartan"), pursuant to an Asset Purchase Agreement dated December 17, 1998 (the "Purchase Agreement"). The registrant acquired certain assets of Tartan, including, but not limited to, accounts receivable; inventory; certain property and equipment; corporate name; its customer lists and other intangible assets. The consideration given by the registrant pursuant to the Purchase Agreement was the issuance of 185,700 shares of unregistered and restricted common stock of registrant, of which 92,850 shares were placed in escrow to be released pending the acquired business' achievement of certain gross profit goals on the first and second anniversary of the close, and the assumption of certain liabilities. Until the gross profit contingency is resolved, 92,850 shares will be considered outstanding. An 8K/A filed March 18, 1999 included financial statements, notes and proforma financial statements relating to the Tartan acquisition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


     The following discussion and analysis should be read in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in the Form 8K/A filed August 27, 1998.

Results of Operations
For the Three Months and Nine Months Ended March 31, 1999 and 1998

Sales. Consolidated sales for the three months ended March 31, 1999 compared to the same period in 1998, increased approximately 52% to $2,995,803 from $1,976,501. Consolidated sales for the nine months ended March 31, 1999 compared to the same period in 1998, increased approximately 32% to $7,471,438 from $5,670,032. The revenue mix in 1999 has shifted with supplies revenue increasing as a percentage of total sales, while systems revenue has decreased as a percentage of total sales. Service revenues, as a percentage of sales have remained consistant. The increase in sales can be primarily attributed to the acquisition of Tartan in January 1999.

Cost of Sales. Cost of Sales for the three months ended March 31, 1999 were $2,115,523, or approximately 70.6% of sales, as compared to $1,468,441 or approximately 74.3% of sales for the comparable period in 1998. Cost of Sales for the nine months ended March 31, 1999 were $5,350,337, or approximately 71.6% of sales, as compared to $4,127,783 or approximately 72.8% of sales for the comparable period in 1998. The Cost of Sales in 1999 has decreased slightly due to the sale of private label supplies at significantly higher margins.

Selling, General and Administrative. For the three months ended March 31, 1999, Selling, General and Administrative expenses increased to $803,143 from $536,417, which represents a decrease to 26.8% of sales from 27.1% of sales. For the nine months ended March 31, 1999, Selling, General and Administrative expenses increased to $2,152,200 from $1,516,605, which represents a increase to 28.8% of sales from 26.7% of sales. The increase in 1999 is due mainly to an increase in legal, accounting and consulting fees associated with the merger and being a publicly held company, to amortization of goodwill resulting from the acquisition of BBG Technologies in March 1998, and Tartan in January 1999, and to increased payroll resulting from an increase in personnel to 36 employees from 22 employees. The increase in personnel can be attributed to staff additions associated with the acquisition of Tartan.

Interest Expense. For the three months ended March 31, 1999, Interest expense increased to $41,095 from $20,334. For the nine months ended March 31, 1999, Interest expense increased to $98,297 from $61,664. The increase in 1999 is due primarily to the increase in borrowing due to the acquisition of BBG Technologies in March 1998, and to the acquisition of Tartan in January 1999.

Income Taxes. For the three months ended March 31, 1999, the Company has recorded no income tax expense, as it had previously recorded a tax benefit of a net operating loss carryforward of $39,000, net of a valuation allowance of $26,600. For the three months ended March 31, 1999, the Company effectively reduced its valuation allowance. For the nine months ended March 31, 1999, the

Company has recorded a tax benefit of a net operating loss carryforward of $39,000. For the three months ended March 1998, the Company recorded a $4,000 current income tax credit and a $12,000 deferred income tax credit. For the nine months ended March 1998, the Company recorded a tax benefit of a net operating loss carryforward of $12,000.

Net Income (Loss). For the three month period ended March 31, 1999, the Company had net income of $36,042 or $0.01 per basic and diluted share as compared to a net loss of $32,691 or $0.02 per share, for the corresponding three month period ended March 31, 1998. For the nine month period ended March 31, 1999, the Company incurred a net loss of $90,396 or $0.03 per share as compared to a net loss of $24,020 or $0.01 per share for the corresponding nine month period ended March 31, 1998.

Liquidity and Capital Resources

The Company has an agreement with a lender under which it can borrow up to $6,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 2% over the lender's base rate, are payable on demand and are collateralized by all assets of the Company. As of March 31, 1999 the Company had used $1,196,500 of this line.

In August of 1998, the Company successfully completed a private placement for $655,000 consisting of 524,000 shares of Common Stock at a purchase price of $1.25. Expenses associated with the private placement are estimated at $35,000, providing the Company with net proceeds of $620,000. The Company used substantially all of the proceeds in the retirement of bank debt assumed in the acquisition of Tartan in January 1999.

The Company had positive cash flow of $200,443 for the nine months ended March 31, 1999. Cash used in operations resulted in negative cash flows of $21,487 which primarily consists of a decrease in accounts receivable of $67,288 and a decrease in inventory of $322,569 and a increase in deferred revenue of $95,181, offset by a decrease in accounts payable and accrued liabilities of $551,790.

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

                           PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

     On April 9, 1999, the Company entered into a Credit and Security
Agreement with Summit Commercial/Gilbraltar Corp. for a $6,000,000 revolving Credit loan, which will be used for, inter alia, working capital and to satisfy certain existing bank loans and liens. Under the agreement, the lender will advance up to eighty five percent (85%) against eligible receivables and fifty percent (50%) against eligible inventory, not to exceed an aggregate of $6,000,000. The loan will bear interest during each calendar month at a fluctuating interest rate per annum for all amounts equal to two percentage points over and above the bank's base rate of interest. As collateral security under the agreement, the Company has granted to Summit Bank a security interest in the Company's collateral, defined as all corporate assets including but not limited to all of the following, whether now or hereafter existing or created or now or hereafter acquired by the Company: (i) accounts receivable;
(ii) inventory; (iii) equipment; (iv) claims of the Company against third parties; (v) all insurance proceeds; (vi) any and all monies, securities, drafts, notes, contract rights, leases, licenses, general intangibles, and other property of the Company; and (vii) all proceeds and products of the foregoing. The agreement is guaranteed for only as to $500,000 by Michael Levin, the Company's President, and the collateral includes the mortgage given by Michael
W. Levin to secure the guaranty. The agreement terminates on April 30, 2001, and may be extended for additional one-year periods.

      On March 5, 1999, the Company amended the employment agreements of Duncan Huyler, Vice President of Technical Services, and of Frances Blanco, Vice President of Marketing and Investor Relations, Treasurer and Secretary, to include five-year options to purchase up to 100,000 shares of common stock which options will vest upon the Company achieving defined corporate milestones.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit

Exhibit 10.1      Credit and Security Agreement
Exhibit 10.2      Duncan Huyler Amended Employment Agreement
Exhibit 10.3      Frances Blanco Amended Employment Agreement
Exhibit 11 Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.
Exhibit 27        Financial Data Schedule for the three months ended
                  March 31, 1999

(b)    Reports on Form 8-K.

      On January 19, 1999, the registrant filed a report on Form 8-K dated January 15, 1999 reporting Items 2 and 5:

      Item 2: Acquisition of assets relating to the acquisition of certain assets and liabilities of Tartan

      Item 5: Other information relating to employment agreements with former employees of Tartan

      On March 19, 1999, the registrant filed an amendment to the report on Form 8-K dated January 15, 1999. At Item 7 of the amended report, the registrant reported the audited historical financial statements of the business acquired and pro-forma financial information.

      Item 7: Financial statements of Tartan and pro forma financial information of Cadapult


                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CADAPULT GRAPHIC SYSTEMS, INC.


Date:    May 3, 1999                /s/ Michael W. Levin
                                    -------------------------------------
                                    Michael W. Levin
                                    President and Chief Executive Officer

Date:    May 3, 1999                /s/ Frances Blanco
                                    -------------------------------------
                                    Frances Blanco
                                    Vice President and Treasurer