Form 10KSB
period 1999-06-30
CADAPULT GRAPHIC SYSTEMS INC
filed 1999-09-28
CIK 1024022

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended    June 30, 1999
                                            -------------

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from __________ to __________.


                       Commission file number:  0-21853


                         CADAPULT GRAPHIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                 DELAWARE                              87-0475073
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

       110 Commerce Drive, Allendale, New Jersey                07401
       (Address of principal executive offices)               (Zip Code)

                   Issuer's telephone number:  (201) 236-1100

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class      Name of each exchange on which registered
       -------------------      -----------------------------------------
       N/A                      N/A

Securities registered under Section 12(g) of the Exchange Act:

                              Common Stock
                            ----------------
                            (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days.

                             YES [X] NO [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year:  $10,227,628
                                                                 ----------

      The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on September 24, 1999 was $2,847,914, based on the average closing bid and asked prices of the issuer's common stock on September 24, 1999 of $1.75 and $2.375, respectively.

      As of September 24, 1999, 3,068,307 shares of the issuer's common stock were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                         CADAPULT GRAPHIC SYSTEMS, INC.

                               TABLE OF CONTENTS



                                                                         PAGE
PART I

Item 1.  Description of Business                                           4
Item 2.  Description of Property                                          22
Item 3.  Legal Proceedings                                                24
Item 4.  Submission of Matters to a Vote of Security Holders              24

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters         25
Item 6.  Management's Discussion and Analysis or Plan of Operation        27
Item 7.  Financial Statements                                             30
Item 8. Changes In and Disagreements With Accountants on Accounting 48 and Financial Disclosure

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; 49 Compliance With Section 16(a) of the Exchange Act
Item 10. Executive Compensation                                           52
Item 11. Security Ownership of Certain Beneficial Owners and              59
         Management
Item 12. Certain Relationships and Related Transactions                   60
Item 13. Exhibits and Reports on Form 8-K                                 61

-------------------------------------------------------------------------------
                                    PART I
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS

-------------------------------------------------------------------------------

(a)   Business Development

      Cadapult Graphic Systems, Inc. ("Cadapult" or the "Company") is a Delaware corporation which was originally incorporated under the laws of the State of Utah on August 11, 1983 under the name Communitra Energy, Inc. At the Company's inception, the Board of Directors authorized the issuance of 1,275,000 unregistered and restricted shares of its common stock to directors, executive officers and persons who may be deemed to have been promoters or founders of the Company for the total consideration of $3,000. Commencing in November, 1983, and pursuant to an exemption provided in Section 3(a)(11) of the Securities Act of 1933, as amended (the "1933 Act"), and Section 61-1-10 of the Utah Uniform Securities Act, the Company publicly offered and sold an aggregate total of 3,000,000 shares of its common stock to public investors who were residents of the State of Utah, at a price of one cent ($0.01) per share. The offering was subsequently completed, with the Company receiving aggregate gross proceeds of $30,000, before payment of legal, accounting and printing expenses. On July 16, 1985, the Company filed with the Secretary of State of the State of Utah Articles of Amendment to its Articles of Incorporation, which changed the name of the Company to Seafoods Plus, Ltd.

      Pursuant to the provisions of Section 16-10a-1006 of the Utah Revised Business Corporation Act, on September 18, 1995, the corporation adopted Articles of Amendment to its Articles of Incorporation: (i) to effect a 1 share for 16.17 reverse split of the Company's 5,658,250 then-outstanding shares of common stock, effective as of the close of business on September 5, 1995, retaining the authorized capital at 50,000,000 shares and the par value at one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company and with fractional shares to be rounded to the nearest whole share. On
September 18, 1995, the Board of Directors, acting pursuant to Section 16-10a-821 of the Utah Revised Business Corporation Act, unanimously resolved to issue 1,650,000 post-split unregistered and restricted shares of common stock to Jenson Services, Inc., a consultant to the Company, in consideration of the sum of $10,000, which funds were to be used to pay costs associated with legal fees and accounting costs. Immediately following the above-referenced reverse split, 350,012 shares of the Company's common stock were issued and outstanding. Following the issuance of 1,650,000 "unregistered" and "restricted" shares to Jenson Services, Inc., 2,000,012 shares of common stock were currently issued and outstanding. On May 15, 1996, acting without a meeting pursuant to Section 16-10a-821 of the Utah Revised Business Corporation Act, the Board of Directors of the Company unanimously resolved to adopt new Bylaws.

      On June 4, 1998, the Board of Directors authorized a 1 share for 3.5 reverse split of the Company's 2,000,012 then-outstanding shares of common stock, while retaining the present authorized capital, shares and par value, with appropriate adjustments in the stated capital and capital surplus accounts of the Company, resulting in there being approximately 571,450 shares of common stock outstanding after the reverse split.

      In June 1998, the Company filed a registration statement on Form S-8 for 66,068 shares of Common Stock. The Company issued the shares to four individuals, including its officers and directors, pursuant to written compensation agreements, as follows: Leonard W. Burningham, 63,068 shares; Kathleen L. Morrison, 1,000 shares; Jason Osborn, 1,000 shares; and Terry Hardman, 1,000 shares.

      The Company did not engage in any substantive business activity from approximately 1988 to June 18, 1998.

      On June 18, 1998, the Company completed the acquisition of Cadapult Graphic Systems Inc., a privately-held New Jersey corporation formed on May 1, 1987 ("CGSI"), in a transaction viewed as a reverse acquisition. CGSI was a provider of computer graphics systems, peripherals, supplies and services to visual communicators and graphics professionals. Pursuant to an Agreement and Plan or Reorganization dated June 5, 1998, between the Company, CGSI, all of the shareholders of CGSI, Jenson Services, Inc., a Utah corporation, Duane S. Jenson and Jeffrey D. Jenson, the Company issued 1,650,000 shares of common stock to the shareholders of CGSI in exchange for all of the outstanding common stock of CSGI, resulting in there being approximately 2,287,518 shares of common stock outstanding after the acquisition. Pursuant to the acquisition, the shareholders of CSGI became the controlling shareholders of the Company, the officers and directors of the Company resigned and elected the CSGI nominees in their places, and CSGI became a wholly-owned subsidiary of the Company.

      Between June and August 1998, the Company conducted a private placement through the sale of 524,000 shares of unregistered and restricted Common Stock and raised gross proceeds of $655,000 in a transaction deemed to be exempt under Rule 505 of Regulation D under the 1933 Act. The Company applied the net proceeds to working capital, including the acquisition of other businesses.

      On August 14, 1998, the Company reincorporated under the laws of the State of Delaware by merging with its wholly-owned Delaware subsidiary, a corporation formed for the purpose of reincorporation. On August 14, 1998, the Company merged its New Jersey subsidiary. The Company is now a single entity operating under the laws of the State of Delaware as Cadapult Graphic Systems, Inc. Except where the context otherwise indicates, the Company and its former subsidiaries are collectively referred to herein as "Cadapult" or as the "Company".

      On August 11, 1999, the Company formed Media Sciences, Inc. as a wholly-owned New Jersey subsidiary ("Media Sciences"), for the manufacture and distribution of digital color printer supplies. The Company intends to grow this business through additional marketing, expansion of the existing channel and distribution agreements, and potentially through joint ventures. The Company presently intends that Media Sciences, Inc. will acquire and operate the assets of ultraHue, Inc. The Company has entered into an asset purchase agreement with ultraHue, Inc., which is expected to close on or about
December 1, 1999.

      In August 1999, the Company amended its Certificate of Incorporation to change its authorized capital from 50,000,000 shares of common stock, par value $.001 per share, to 25,000,000 shares consisting of 20,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share (the "Preferred Stock").

      Certain terms of the Preferred Stock, including, without limitation, dividend, liquidation and conversion rights have not been designated, and may be designated by the Board of Directors at its sole discretion. The amendment to the Certificate of Incorporation provides that the Company's Board of Directors is expressly authorized to provide for the issue of all or any shares of the Preferred Stock, in one or more series, and to fix for each such series such voting powers, full or limited, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issue of such series (a "Preferred Stock Designation") and as may be permitted by the Delaware General Corporation Law.

      On September 13, 1999, the Company completed a private placement sale of 127,750 shares (of which 50,000 shares are being held in escrow pending the fulfillment of certain conditions subsequent) of unregistered and restricted Common Stock and raised gross proceeds of approximately $255,500 in transactions deemed to be exempt under Rules 505 and 506 of Regulation D under the 1933 Act. The Company applied the net proceeds to development of its Internet-based services, working capital, and other general corporate purposes.

      As of September 24, 1999, 3,068,307 shares of the Company's common stock were issued and outstanding, and an additional 239,040 shares of common stock were reserved in escrow for potential issuance.

      To management's knowledge, the Company has not been subject to bankruptcy, receivership or any similar proceedings.

(b)   Business of Issuer

      The Company is a provider of computer graphics systems, peripherals, supplies and service to visual communicators and graphics professionals. The Company is comprised of three business units, Reseller Operations, eCadapult and Media Sciences. The Company has established itself as a leading supplier of computer graphics solutions to the Northeast United States. In 1991, 1992 and 1993, the Company was listed on the INC magazine 500 list of America's Fastest Growing Privately Held Companies. The Company has sought to increase its margins through the refinement of its product lines and the addition of services.

      Under its Reseller Operations, the Company is a systems integrator, value added dealer or value added reseller of computer graphics equipment and supplies. Its products include animation and design software and workstations, publishing software and workstations, file servers, networks, color scanners and color printers and copiers. Its markets include advertising and marketing companies, printers, quick print shops, service bureaus, animators, industrial designers as well as the broad corporate market for color printers.

      The Company intends to expand its business operations through eCadapult, a division of the Company recently established to provide value added services to the creative graphics community over the Internet. The Company has launched one new service, SamplePrint.com, a one-stop evaluation resource for buyers of color printing technology, and has proposed to offer two new services, Cadapult Storefront and GraphicSmart.com, two e-commerce websites through which customers can purchase computer graphics products and supplies from the Company directly over the Internet.

      The Company recently formed Media Sciences, Inc., a wholly owned New Jersey subsidiary ("Media Sciences"), for the purpose of acquiring and operating companies or their assets. The Company presently intends for Media Sciences to acquire and operate the assets of ultraHue, Inc., a New Mexico corporation. On September 8, 1999, Media Sciences entered into an asset purchase agreement with ultraHue, Inc., which is subject to closing on or about December 7, 1999 pending the fulfillment of certain conditions subsequent. ultraHue, Inc. manufactures color solid ink and remanufactures and refills color toner cartridges, all for use in Tektronix color printers. ultraHue Inc. distributes these and other products to dealers and distributors internationally. Media Sciences will manufacture and distribute, internationally, these digital color printer supplies. The Company intends to grow this business through expansion of the product line, additional marketing, expansion of the existing channel and distribution agreements and potentially through joint ventures.

Operating Strategy
------------------

      The computer industry is going through a consolidation that stems from shrinking margins. This consolidation is likely to occur in the vertical markets in which the Company operates. The Company has the strategic objective of becoming a comprehensive computer graphics services provider throughout the United States and to provide color printing supplies internationally. The Company believes it is ready to effect its plan to expand its operations, leverage its infrastructure, acquire competitors and consolidate the market.

      The Company currently provides computer graphics services to commercial customers primarily in the Northeast United States. The Company has taken steps to grow substantially within the consolidating computer industry. In October 1996, the Company began its expansion plan by opening a sales location in Boston. In March 1998, the Company acquired the assets of BBG Technologies, Inc., a computer products reseller in Boston, Massachusetts with $2 million of annual revenues. In January 1999, the Company acquired the assets of Tartan Technical, Inc., a computer products reseller in Massachusetts with $3.5 million of annual revenues. In June 1999, the Company acquired the assets of WEB Associates, Inc., a computer products reseller in Pennsylvania with $2.7 million of annual revenues. The Company intends to acquire additional computer graphics businesses in areas contiguous to the Company's existing operations as well as in other regions of the United States. Any acquisitions will be predicated upon available cash flow or other sources of financing, of which there can be no assurance. In addition, the Company intends to further implement its business strategy by continuing its commitment to improving the efficiency of its existing operations. There can be no assurance that the Company will have sufficient resources to make any additional acquisitions.

      The Company intends Media Sciences to become a leading supplier of alternative supplies for digital color printers. ultraHue, Inc. is currently the only alternative to high cost ink produced by Tektronix for Tektronix solid ink printers, and is the only third party provider of toner cartridges for Tektronix Phaser 560 color laser printers. Media Sciences is planning to expand its product line to include remanufactured and refilled toner cartridges for Tektronix color laser printers. The Company believes it can expand Media Sciences' business through a product line expansion, through alternative applications for its solid ink technology, through an expansion of its distribution channels and through joint ventures and other partnerships.

      The Company anticipates that the relationship between its reseller operations and Media Sciences will be synergistic. The Company expects its reseller operations to develop and implement marketing and service programs, such as No-Cap Color, to strengthen Media Sciences market position.

Acquisitions
------------

      On March 13, 1998, the Company completed the acquisition of BBG Technologies, Inc., a Massachusetts corporation ("BBG"), pursuant to an Asset Purchase Agreement whereby the Company purchased all the assets and assumed certain trade liabilities of BBG. The assets acquired by the Company from

BBG pursuant to the agreement included, but were not limited to, accounts receivable, inventory of supplies and printers, customer lists, use of the name "BBG Technologies" for eighteen months, sales and service and vendor contracts, and the liabilities assumed by the Company included BBG's Tektronix account payable and certain other trade payables. The Company obtained covenants not to compete from BBG and its shareholders, Daniel McCartney and Joseph Nicholson, who also agreed not to contact any customer or disclose customer identity to third persons for five years and not to engage in or compete with the business within 150 miles of Boston for two years. The Company obtained a two year covenant not to compete from Cathy Rogers, a key employee of BBG.

      On January 7, 1999, the Company completed the acquisition of certain assets of Tartan Technical, Inc., a Massachusetts corporation ("Tartan") pursuant to an Asset Purchase Agreement. Tartan was engaged in the sale and servicing of computer graphics and of imaging equipment and supplies. Under the agreement, the Company acquired certain assets of Tartan, including, but not limited to: accounts receivable, less allowances; inventory at lower of cost or fair market value; certain property and equipment; corporate name; its customer lists and related files; sales, service and vendor contracts and security deposits; telephone numbers; databases; rights to www.tartantechnical.com URL; and, trade show deposits, health insurance premiums and other prepaid commitments. The Company issued 92,850 shares of unregistered and restricted Common Stock to Tartan, reserved in escrow an additional 92,850 shares of unregistered and restricted Common Stock for possible future issuance to Tartan, and assumed the following liabilities of
Tartan: certain trade payables as of the date of the closing; certain customer deposits payable as of the date of the closing; and, certain bank debt. The consideration given was subject to post-closing adjustments, dependent on the difference of the dollar value of the liabilities assumed in relation to assets acquired. The Company also has entered into employment relationships with Thomas H. McLeod and Kathleen C. McLeod, who were officers and the sole shareholders of Tartan. The Company has employment agreements with Thomas H. McLeod, Kathleen C. McLeod, and Susan M. Gardner to serve as Business Development Manager, Account Manager, and Administrative Assistant, respectively, each for a term of two years. Susan M. Gardener is no longer with the Company.

      On June 23, 1999, the Company completed the acquisition of certain assets of WEB Associates, Inc., a Pennsylvania corporation ("WEB"), pursuant to an Asset Purchase Agreement. WEB was engaged in the sale and servicing of computer graphics and of imaging equipment and supplies. Under the agreement, the Company acquired certain assets of WEB, which included, but were not limited to: accounts receivable, less allowances; inventory at lower of cost or fair market value; certain property and equipment; use of its corporate name; its customer lists and related files; sales, service and vendor contracts and security deposits; telephone numbers; databases; and, other prepaid commitments. The Company paid consideration of $242,200, issued 86,190 shares of unregistered and restricted common stock to WEB, reserved in escrow an additional 86,190 shares of unregistered and restricted common stock for possible future issuance to WEB, and assumed the following liabilities of WEB: certain trade payables as of the date of the closing, and certain customer deposits payable as of the date of the closing. The consideration given is subject to post-closing adjustments, dependent upon achieving certain defined gross profit targets. The Company has also entered into employment relationships with Wayne M. Breisch and Barbara O'Brien, who were officers and shareholders of WEB. Wayne M. Breisch serves as Account Manager under a two year employment agreement, and Barbara O'Brien serves as Account Manager under a one year employment agreement. Elizabeth Breisch, an officer and shareholder of WEB, entered into an agreement with the Company that restricts her from competing with the Company, and from soliciting any of WEB's customer for a term of three years.

      On September 8, 1999, Media Sciences, Inc., a wholly-owned subsidiary of the Company, entered into an asset purchase agreement (the "Asset Purchase Agreement"), dated September 7, 1999, with ultraHue, Inc., a New Mexico corporation ("ultraHue"), and Donald Gunn and Randy Hooker, shareholders of ultraHue, for the acquisition of certain assets and the assumption of certain liabilities of ultraHue. The closing of the Asset Purchase Agreement is expected to occur on or about ninety days from the date of execution.

      Upon the closing of the Asset Purchase Agreement, Media Sciences is expected to acquire certain proprietary information and intellectual property rights of ultraHue and other assets owned and used by ultraHue in the operation of its business, including: any and all right, title and interest in and to ultraHue's trade secrets; accounts receivable, less allowances; inventory at lower of cost or fair market value; certain property and equipment; all right, title and interest in and to the name ultraHue and any other trademarks, service marks or any copyrights heretofore used and/or owned by ultraHue; customer lists and all files relating thereto; sales, service and vendor contracts and security deposits; existing telephone and fax numbers; databases; and on-going business records.

      Under the Asset Purchase Agreement, Media Sciences is expected to assume the following liabilities of ultraHue: accounts payable as of the date of closing; customer deposits as of the date of closing; warranties on products sold prior to the date of closing; leases and contracts to the extent they are to be performed after the date of closing.

      The consideration to be given by Media Sciences under the Asset Purchase Agreement are: payment of $2,340,000 at closing; delivery of a promissory note, executed by Media Sciences and guaranteed by the Company, in the principal sum of $1,160,000, with interest at the annual rate of 7%, with the full principal and accrued interest due and payable in full on the first anniversary of the closing; a sum equivalent to ultraHue's cost for ultraHue's inventory that is delivered to Media Sciences at closing; the difference between all accounts receivable collected by Media Sciences less accounts payable, as collected and paid, respectively; for a period of one year from the date of closing, payment of a sum equivalent to ten percent of the quarterly net profits derived by Media Sciences from the first $1,500,000 dollars of gross profits plus thirty percent of the net profits attributable to gross profits in excess of $1,500,000 dollars (in the event there is a net loss in any quarter during this one year period, the amount of such loss shall be set off against the net profits for any subsequent quarter, provided that if there is no subsequent quarter in this one year period, then a refund shall be due Media Sciences); and for a period of two years from the first anniversary of the date of closing, after certain distributions shall have terminated, payment of a sum equivalent to ten percent of the quarterly net profits derived by Media Sciences from the first $1,000,000 of gross profits, plus thirty percent of the net profits attributable to the gross profits in excess of $1,000,000 dollars (in the event there is a net loss in any quarter during this two year period, the amount of such loss shall be set off against the net profits for any subsequent quarter, provided that if there is no subsequent quarter in this two year period, then a refund shall be due Media Sciences). Upon execution of the Asset Purchase Agreement, Media Sciences deposited $50,000 in escrow pending the closing.

      The consideration to be given was negotiated at "arms-length" between the directors and executive officers of Media Sciences and the Company, and the directors, executive officers and controlling shareholders of ultraHue. The Board of Directors of Media Sciences and of Cadapult determined in good faith that the consideration given under the Asset Purchase Agreement was reasonable under the circumstances.

      The obligation of Media Sciences under the Asset Purchase Agreement is conditioned upon Media Sciences obtaining financing of not less than $3,000,000 to fund the purchase. If Media Sciences does not obtain the financing by the closing, either party shall then have the option to terminate the Asset Purchase Agreement, and all of the rights and obligations of the parties under the Asset Purchase Agreement shall be deemed null, void and of no further effect, except that ultraHue shall have the right to retain the $50,000 deposit being held in escrow as liquidated damages.

      At closing, ultraHue is to deliver confidentiality agreements executed by Donald Gunn and Randy Hooker agreeing not to disclose, and in all other respects to maintain the secrecy of, ultraHue's trade secrets. In addition, ultraHue is to assign to Media Sciences all of its right, title and interest in and to certain Non-Disclosure/Non-Compete Agreements between ultraHue and certain of its employees who have knowledge of ultraHue's trade secrets and proprietary information. The Company has invited Donald Gunn, a shareholder of ultraHue, to join the Company's Board of Directors after the closing.

           (1)  Principal Products and Services
           -------------------------------

Reseller Operations
-------------------

      Systems
      -------

      Products sold by the Company's reseller operations business include publishing software and workstations, file servers, networks, color scanners and color printers and copiers. The Company typically purchases directly from the manufacturer of the equipment or through a distributor of those products.

      Supplies
      --------

      Approximately one third of the Company's revenues are derived from the
sale of digital color printer and copier supplies.   The Company intends to
grow this reoccurring revenue stream through proactive sales and marketing efforts, and by adding new supplies to its product line.

      Hardware and Software Service and Support
      -----------------------------------------

      This represents a growing opportunity for the Company, as is most clearly shown by the conversion of its Tektronix client base from manufacturer's service to its own. This conversion is expected to continue and to apply to any acquired business. The opportunity to service other products in the computer graphics market exists. The Company is adding service authorizations, but is limited by the saturation of its personnel. Therefore, the Company plans to add service technicians as its customer base and authorizations increase. In addition, the Company plans to add dedicated sales personnel to actively market these services.

      No-Cap Color
      ------------

      The Company has launched a new program called No-Cap Color. Under this program, a customer will be provided with one or more color printers, at no charge, in return for a commitment to purchase certain supplies over a two year period. The printer remains the property of the company.

      No-Cap Color is beneficial to all parties involved: the Company, the printer vendor and the customer. The customer receives a quality workgroup printer in exchange for a commitment to purchase supplies which they would purchase anyway. The printer vendors increase their installed base and garner revenues from the printer sale and certain supplies and service components. Finally, the Company benefits from a profitable ongoing revenue stream. The Company plans to expand this program through aggressive marketing, through the creation of an agent program and through the addition of more printers eligible under the program.

eCadapult:  Internet Services
-----------------------------

      eCadapult is the new interactive division of the Company. The mission of the eCadapult division is to establish an Internet-based market within the creative graphics industry for the Company's services and computer graphics equipment and related merchandise. The Company has developed and launched one new interactive service, SamplePrint.com, and plans for the development of two e-commerce sites, Cadapult Storefront and GraphicSmart.com, which are expected to be introduced in fall 1999, as well as several other interactive services.

      SamplePrint.com
      ---------------

      SamplePrint.com is a website dedicated to helping business buyers evaluate color printer and copier products over the Internet. The Company expects SamplePrint.com to function as a one-stop evaluation resource for buyers of color printing technology-an objective resource for buyers by providing product information, technical benchmarks, sample prints and other services. A critical decision making factor for buyers of color printing and copying equipment is the ability to evaluate the buyers' own images and files printed from the products. SamplePrint.com allows any buyer to submit files over the Internet which will be printed and time tested on a variety of printer choices. The Company expects that the cost of these samples will be borne by the buyer if the manufacturer of that printer is not a sponsor, or by the manufacturer if it is a sponsor. The Company's goal is to provide all samples free to the buyer and have the manufacturers bear the costs. This service provides a prospective business buyer with the ability to make a purchase decision based on the image quality of the print samples and additional information provided on the web site.

      The Company plans for SamplePrint.com to support both buyers and manufacturers of workgroup color printers. With the market for color printers and copiers growing, the need for generating samples for buyers is about to explode. International Data Corporation forecasts the market for desktop color printers in unit shipments is expected to grow at an average growth rate of 42.9% through the year 2001. The Company anticipates that SamplePrint.com will become a service to manufacturers by off loading their sample printing support requirements while providing an objective resource for the buyer. The Company launched SamplePrint.com in June 1999, with initial sponsorship from Hewlett-Packard and Okidata. The Company is currently in discussions with several other leading printer manufacturers to sponsor this site.

      The Company expects that the cost of these samples will be borne by the buyer if the manufacturer of that printer is not a sponsor, or by the manufacture if it is a sponsor. The Company's goal is to provide all samples free to the buyer and have the manufacturers bear the costs.

      Buyers who visit the SamplePrint.com site may benefit by:

            - A single independent site that can provide them samples from a controlled environment.
            - Comparative information on printer features.
            - Sales brochures from the manufacturer will be provided with the sample.
            - Fast turnaround.  Targeted 24-48 hours with a return via overnight service.

      The manufacturers who sponsor the SamplePrint.com site may benefit by:

            - Being able to send potential buyers to an independent site for samples.
            - Having their printer samples provided at no charge even if not requested. This is especially important if a potential buyer requests samples of a directly competitive product.
            - Monthly reports as to who requested and were sent samples.
            - Monthly reports will follow-up to sample requesters as to their purchasing decisions.

      The Company may benefit by:

            - Revenue stream from the sample prints.
            - Revenue stream from banner advertising on the site.
            - Qualified prospects for the sale of products, supplies and service.

      Cadapult Storefront
      -------------------

      Cadapult Storefront is intended to be an e-commerce site where existing customers can purchase supplies and products from the Company directly over the Internet, seven days a week, 24 hours a day. The Company intends to integrate Cadapult Storefront with the Company's accounting and order processing system to increase efficiency in the ordering process. This e-commerce site will echo the products and margins associated with the Company's traditional reseller business. Cadapult Storefront is intended to be an alternative means of placing orders for existing customers.

      GraphicSmart.com.
      -----------------

      The Company intends to launch an additional e-commerce site as an alternative to the Cadapult Storefront and other Internet commerce sites. This site will offer a broad selection of computer graphics products at aggressive discounts. The purpose of this site is to capture the price sensitive customers and businesses that are moving and will be moving to the Internet as a source of supply.

      Internet Creative Search Engine.
      --------------------------------

      The Company is evaluating a plan that may result in the development of an Internet site where consumers of creative services, such as an art directors, could search for creative talent, such as photographers. The source of revenue of such a site could include placement fees for the creative talent and advertising.

      GraphicAuction.com.
      -------------------

      The Company intends to offer an on-line auction site for computer graphics equipment and related merchandise where buyers and sellers are brought together in an efficient forum that is available 24 hours a day, seven days a week to buy and sell computer graphics products. The Company plans to design GraphicAuctions.com to permit the Company, manufacturers and the public to list items for sale, which may be browsed through in a fully automated, topically arranged, and easy-to-use format, and allow buyers to bid on and purchase items of interest. The Company plans to offer buyers a large selection of list new, refurbished, reconditioned, used, demonstration, and discontinued items that can be costly to find and purchase through the traditional marketplace. The Company intends to charge the seller a nominal fee for each completed transaction, but sellers and bidders will not be charged for listing items or for making bids through GraphicAuction.com. The Company believes that this auction forum may attract more potential customers and create more interest in the Company's products and services, as well as permit the Company to better gauge market demand for certain products.

Marketing and Sales Plans
-------------------------

      The Company intends to increase its marketing and sales efforts. The goal of these efforts is to increase revenues through increased market awareness about the Company, through the introduction of new products and services to the customer base and through the increase in the number of salespeople.

Industry and Market Overview
----------------------------

      The market for computer graphics, in which the Company operates, has exploded over recent years and is expected to continue to expand at a rapid pace. The Company focuses its products and services on the following markets:

            - Digital Pre-Press
            - Display Graphics
            - Presentation Graphics
            - Digital Imaging
            - Digital Color Printing

      Digital Pre-Press
      -----------------

      Over the last several years, there has been a dramatic shift in the process printing industry from manual, analog production of printed materials to the use of computers. Historically, the production of a printed brochure, magazine or catalog involved numerous manual steps using photographic materials to produce the final press-ready copy.

      With rapid advances in software and hardware, much of today's printed materials are produced digitally. The print production process now allows a printed piece to go from concept to imaged printing plate in a fully digital environment. Copy writing, proofing and revisions all take place on a desktop computer, increasing the speed and efficiency of the pre-press process, and streamlining personnel requirements in the process. The Company believes this market is in a period of rapid transition regarding the manner in which electronics products are delivered to the traditional printing customer. When digital pre-press systems sold for $200,000 per seat (user), most manufacturers used a captive direct sales force to sell to the end-user. Today, the typical seat sells for under $20,000, forcing manufacturers to utilize a reseller channel to deliver their products.

      Display Graphics
      ----------------

      The most rapidly growing segment of the computer graphics output market is display graphics. Display graphics, or large format graphics, describes a process that allows computer-generated or captured images to be printed in sizes up to 60 inches wide.

      Historically, these images could only be printed on color electrostatic printers costing over $120,000. However, over the last several years, significant advances in ink-jet technology, software, specialty inks and media have placed the cost of entry for display graphics systems starting at under $10,000, and market acceptance has been rapid. End-users of this technology include a wide range of industries and markets, such as:

            - Trade-show graphics - production of booth and arcade displays
            - Point of Sale graphics - floor displays
            - Sign Shops - traditional signage, fleet graphics
            - Print-for-Pay (e.g., Kinkos, Sir Speedy)
            - Package Design - package prototyping
            - Graphic Arts - imposition proofing

      Presentation Graphics
      ---------------------

      This segment of the computer graphics market consists of the creation of visual communication materials such as slides, overhead transparencies, multimedia presentations and associated hard copy materials. Once a highly specialized business, presentations can now be created by just about any individual with a computer and presentation software. The presentation itself is displayed or printed on digital color printers, film recorders and digital projectors. These devices range in price from $3,000 to $30,000.

      Digital Imaging
      ---------------

      This segment of the computer graphics market consists of the capture, manipulation, storage, databasing, transfer and output of digital images

(assets). Examples include digital photo restorations and compositing of images (combining several disparate images into one new image). As more and more digital content is created, different technology is required to address each of the above facets of digital imaging. These include scanners and digital cameras that capture images, and specialized software that allows the user to change, manipulate, combine and retouch images. Digital images, especially color images are inherently large and therefore have specialized storage requirements such as RAID (Redundant Array of Inexpensive Disks) technology, CD-ROM and tape storage. A large volume of digital assets dictates a database, or asset management solution, to manage, search and retrieve these images. High bandwidth networks are required to transfer these images within a user environment and to external destinations.
Finally, a variety of digital output devices, as described above are used to print these images.

      Digital Color Printing
      ----------------------

      This broad segment of the computer graphics market includes all business color printers from desktop color printers to high speed connected color copiers. Desktop color printers are starting to replace black and white printers in the office environment as quality and speed improve and costs are reduced. The market for desktop color printers is expected to grow at an annual rate of 42.9% in units through the year 2001. These products range from $3,000 to $10,000. For those who need more volume, higher speeds or better quality, color copiers can be connected to a network and become very fast, high quality digital color printers. These solutions range from $10,000 to $50,000. Also including in the digital color printing market segment are display graphics and presentation graphics products as discussed above.

      Digital color printers (and copiers) create an ongoing requirement for service and supplies. This reoccurring business often exceeds the original cost of the device over its lifetime. Today in the business color printer market, supplies for these printers are manufactured by, and distributed by, the printer manufacturer. There exists little to no competition to these sources of supplies. As adoption of color printing technology continues, the Company expects demand for alternative supplies to grow dramatically. In the black and white printer market, third party supply manufacturers provide approximately 20-25% of the supplies consumed. The Company believes that a similar opportunity exists in the color market.

      (2)  Distribution Methods of the Products and Services
           -------------------------------------------------

      The Company sells directly to end users through telesales, outside sales and Internet sales.

      (3)  Status of any Publicly Announced New Product or Service
           -------------------------------------------------------

      The Company plans for the development of two e-commerce sites, Cadapult Storefront and GraphicSmart.com, which are expected to be introduced in fall 1999.

      (4)  Competition
           -----------

      All facets of the computer graphics business are competitive. The color printer business is becoming increasingly competitive as the products become commoditized. On the systems side of the business, there are other systems integrators, VARs and dealers that offer similar or the same products, some of which are substantially larger and better funded than the Company. On the supplies front, the Company competes with other supply dealers as well as supply only companies that are often national and catalog based companies. Based on the sales volumes of these companies, it is often difficult to compete on a price basis; therefore, the Company competes based upon local delivery and better availability of product.

      The Company seeks to compete by servicing most of the products it sells as opposed to some of its competitors who rely on manufacturer or third party service. The Company offers a seven day a week, 24 hours a day premium service on many products, unlike many of its competitors.

      The Company's principal competitors are larger and better funded than the Company, and include: Globix Corporation, AOE Ricoh, MCS Canon, Minolta Business Systems, Professional Graphics Systems and Services, Inc., Electronic Business Products, Inc., Charrette, NAPC, and Cambridge Electronics, Inc.

      Media Sciences' primary competitor will be Tektronix, Inc. Tektronix, Inc. is the leading manufacturer of solid ink for use in digital color printers, representing approximately ninety seven percent of the United States market of solid ink.

      (5)  Principal Suppliers
           -------------------

      The Company typically purchases directly from the manufacturer of the equipment or through a distributor of those products. The Company currently obtains certain equipment and supplies from a limited number of sources of supply. Vendors include Tektronix, Inc., Silicon Graphics, Inc., Mita Corporation, Access Graphics, Ricoh, Alias, Merisel, Ingram, and Tekgraf.
The Company has been and will continue to be dependent on third party vendors for the computer equipment and supplies it sells. The loss of any particular agreement may have a material affect on the operations of the Company.

      In October 1996, the Company entered into a non-exclusive dealer agreement with Mita Copystar America, Inc. to market and service the integrated document imaging equipment and related products on a year to year basis. The agreement sets forth certain minimum sales goals. The Company's areas of prime responsibilities under the agreement include five counties in New Jersey and New York.

      The Company entered into an evergreen Value Added Dealer Agreement with Tektronix, as supplemented in December 1996, for printers, service installation and service extended warranty, accessories, supplies and software. The agreement contains a minimum sales volume expectation in order to qualify for certain resale discounts. Under the agreement, the Company is to sell, market and promote Tektronix supplies for use with Tektronix printers.

      In February 1999, the Company entered into an Indirect Reseller/Indirect VAR Agreement with Silicon Graphics, Inc. Under the agreement, the Company is authorized to purchase and resell desktop and workgroup products, enterprise and technical service products, and high-end graphics products through its New Jersey, New York and Massachusetts offices. The agreement expires on January 31, 2000, subject to one year renewal terms.

      The Company has a non-exclusive dealer agreement with Ricoh to market and sell the Ricoh Aficio Color line of copiers, printers, supplies and services. The agreement expires on March 31, 2000, subject to automatic one year renewals.

      (6)  Dependence on Major Customers
           -----------------------------

      The Company is not dependent on any customer, the loss of which would have a material adverse affect on the Company.

      (7)  Intellectual Property
           ---------------------

      The Company's future success depends in part upon its ability to protect its proprietary technology and information. Giving effect to the acquisition of ultraHue, Inc., the Company will own substantial trade secrets regarding the formulation and manufacturing processes behind solid ink for printers. The Company seeks to protect intellectual property rights and to limit access to proprietary information through a combination of patents, trademarks, copyrights, trade secrets, and nondisclosure and licensing arrangements, all of which, even if available, afford only limited protection. There can be no assurance that any patent will issue from the patent applications to be filed on the Company's products, or that any claims allowed from such applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the licensed patent applications, even if issued. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as the laws of the United States, and thus, may increase the likelihood of piracy of the Company's technology and products. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or the many larger competitors will not independently develop technologies substantially equivalent or superior to the Company's technology.

      (8)  Need for Government Approval
           ----------------------------

      Not applicable.

      (9)  Government Regulation
           ---------------------

      The Company is not subject to government regulation in its business operations. There are currently few domestic or foreign laws or regulations that apply directly to access or commerce on the Internet, but such laws and regulations are becoming more prevalent. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet have been or in the future may be adopted. Such laws and regulations may cover issues such as: user privacy; pricing; taxation; content; copyrights; distribution; and characteristics and quality of products and services. In addition, the growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. The Company could be materially adversely affected by proposed regulation on voice transmission over the Internet, encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunications industry. In addition, because the Company's services may be accessible worldwide, other jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in a particular state or foreign country. These legal uncertainties may impose additional burdens on
the Company's business and increase the cost of potential litigation.   The
enactment of any additional laws or regulations may impede the growth of the Internet, decrease the demand for the Company's products and services, increase the Company's costs of doing business, decrease the Company's potential revenues, or in some manner adversely affect the Company's business, financial condition and results of operations.

      The Company may become subject to legal claims relating to the content in the website that the Company hosts. The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. It is possible that claims could be made against online services companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated electronically and subsequently distributed to others. Providers of Internet products and services have been sued in the past (sometimes successfully) based on the content of material. If the Company has to take costly measures to reduce the Company's exposure to these risks, or if such measures are required to defend the Company against such claims, the Company's business, financial condition and results of operations may be materially and adversely affected. The Company intends to obtain general liability insurance, however, it may not be adequate to fully compensate the Company and any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

      (10) Research and Development
           ------------------------

      In the 1999 fiscal year, the Company spent approximately $150,000 on research and development activity in connection with the development of the Company's SamplePrint.com service. The Company expects to allocate a significant amount of the resources towards Media Sciences. The Company expects to conduct ongoing research and development through Media Sciences, which activities involve the formulation of new and improved products for new and existing applications, investment in tooling and manufacturing equipment and facilities.

      (11) Compliance with Environmental Laws
           ----------------------------------

      Not applicable.

      (12) Employees
           ---------

      The Company currently has thirty-three full-time employees, including six management employees.

      (13) Year 2000 Disclosure
           --------------------

      The Company has conducted a preliminary review of the Company's internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services. At this time, the Company does not anticipate any significant expense in ensuring that the Company is Year 2000 compliant. The Company believes that the Company's systems are

Year 2000 compliant. The Company utilizes third-party equipment and software and the Company has been informed that such are or will be Year 2000 compliant. The Company presently does not have a contingency plan related to Year 2000 issues, and upon further assessment, the Company may create one. The failure of the Company's contingency plan or the software applications or internal systems of other companies on which the Company's systems rely or to which they are connected or of other Internet-related companies, including Internet web hosting companies, Internet access providers, or Internet root server operators, none of which the Company controls, to be Year 2000 compliant upon January 1, 2000 could have a material adverse effect on the operation of the Internet and/or a material adverse effect on the Company's business, financial condition and results of operations. Until the Company completes a thorough evaluation of the Company's Year 2000 issues, the Company is uncertain of the risks and the costs related to addressing such issues.


-------------------------------------------------------------------------------
ITEM 2.  DESCRIPTION OF PROPERTY
-------------------------------------------------------------------------------

      The Company maintains its executive offices in approximately 7212 square feet, including 1200 square feet of warehouse space, at Allendale, New Jersey, pursuant to a lease expiring on March 31, 2002. The Company also maintains four (4) sales offices in the eastern United States.

      The following table sets forth the location, approximate square footage, approximate annual rent, use of each location and expiration date of each lease:

                                   APPROX.
                        APPROX.    ANNUAL                        LEASE
LOCATION                SQ. FEET   RENT(1)    USE                EXPIRATION DATE
---------------------   --------   --------   ----------------   ------------------
110 Commerce Drive         7,212   $101,993   Executive Office   Mar. 31, 2002(2)
Allendale, NY                                 Warehouse

137 Fifth Avenue           1,400   $ 39,690   Sales Office       July 14, 2000
New York, NY

125 Wolf Road                923   $ 14,306   Sales Office       Feb. 28, 2000(3)
Albany, NY

24 Westech Drive           4,000   $ 28,748   Sales Office       Jan. 31, 2002(4)
Tyngsboro, MA

2551 Industry Lane         2,500   $ 12,000   Sales Office       June 30, 2000
Norristown, PA


(1)   Certain of these leases provide for moderate annual rental increases.
(2)   Lease provides for a five year renewal option.
(3)   Lease provides for a one year renewal option.
(4) Lease provides for a renewal option for either a three year or five year term.

      The Company presently intends to seek corporate executive office, warehousing and manufacturing facilities of 12,000-15,000 square feet to accommodate increased warehouse requirements, expanded service facilities, and to support the manufacturing requirements of Media Sciences, Inc. Although the Company believes that its facilities are adequate for its existing operations, the Company regularly evaluates the adequacy of these facilities in light of its growth and expansion plans. The Company may not find suitable facilities at reasonable rates. The Company intends to acquire additional sales office space by virtue of its acquisition efforts, if consummated.

-------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS.
-------------------------------------------------------------------------------

      In August 1999, the Company instituted an action against Tektronix, Inc. before the Superior Court in New Jersey, which action has been moved before the United States District Court for the District of New Jersey. The Company's lawsuit seeks certain injunctive relief and an indeterminate amount of damages, and alleges that Tektronix, Inc. violated the New Jersey Franchise Practices Act, the New Jersey Antitrust Act, federal acts prohibiting restraints of trade, breach of contract and unfair competition, among other claims. In its lawsuit, the Company alleges that, in August 1999, Tektronix, Inc. unilaterally, and without notice, illegally terminated the Company's Tektronix Premier Plus Reseller franchise because the Company is selling a non-Tektronix product, Cadapult solid ink supplied to the Company by ultraHue. The Company is informed that Tektronix controls 97% of the U.S. solid ink market for digital printers (which essentially are only Tektronix printers). The results of the Company's pending lawsuit could have material positive or material adverse consequences to the Company, or both adverse and positive consequences. The Company derived 45% of its fiscal year 1999 revenues from sales and services of Tektronix products. The lawsuit has only recently commenced and may or may not be resolved in the near future. The loss of all or a part of this lawsuit could have a material adverse affect on the Company.

-------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------------------------

      The Company, as authorized by the necessary approvals of the Board of Directors and the holders of the majority of the Company's Common Stock, including certain members of Management and the Board of Directors of the Company (collectively "Majority Stockholders") has adopted resolutions Regarding amending the Company's Certificate of Incorporation to decrease the number of authorized capital stock and to authorize a class of preferred stock by changing the authorized capital stock that the Company is authorized to issue to twenty five million (25,000,000), consisting of twenty million (20,000,000) shares of Common Stock with $.001 par value per share and five million (5,000,000) shares of preferred stock with $.001 par value ("Preferred Stock"). The Board of Directors of the Company has approved, and the Majority Stockholders have delivered written consents in lieu of a meeting of stockholders approving the certificate amendment actions.

-------------------------------------------------------------------------------
                                    PART II
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

      (a)   Market Information
            ------------------

      Beginning July 10, 1998, the Common Stock of the Company was quoted on the OTC Bulletin Board under the symbol "GRFX". The following table sets forth for the periods indicated, the high and low closing bid prices for the Common Stock as reported by the OTC Bulletin Board.

                            Fiscal Year 1999
                            ----------------
Quarter Ended               High       Low
-------------               ----       ---
September 30, 1998          $ 4.00     $ 2.00
December 31, 1999           $ 3.620    $ 2.125
March 31, 1999              $ 3.250    $ 1.75
June 30, 1999               $ 3.562    $ 2.50


      The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      (b)   Holders
            -------

      The approximate number of holders of record of the Company's Common Stock as of September 24, 1999 was 386. As of that date, there were approximately 450 beneficial shareholders, including shareholders holding stock under nominee security position listings.

      (c)   Dividends
            ---------

      No cash dividends have been declared by the Company on the Company's Common Stock. The Company may pay dividends on its Preferred Stock in the near future, under such terms as may be set forth in a Preferred Stock Designation. Future cash dividends on the Company's Common Stock, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of Directors may deem relevant.

      (d)   Sale of Unregistered Securities
            -------------------------------

      In August 1998, the Company granted Dan Brecher 5-year warrants to purchase 50,000 shares of common stock at $4.00 per share, and Fischbein Badillo Wagner Harding 5-year warrants to purchase 25,000 shares of common stock at $4.00 per share.

      In February 1999, the Company granted Bruce Meisel 5-year warrants to purchase 30,000 shares of common stock at $5.00 per share.

      On June 23, 1999, the Company completed the acquisition of certain assets of WEB Associates, Inc., pursuant to an Asset Purchase Agreement. Under the agreement, the Company issued 86,190 shares of unregistered and restricted common stock to WEB Associates, Inc. and reserved in escrow an additional 86,190 shares of unregistered and restricted for possible future issuance to WEB Associates, Inc. in a transaction deemed to be exempt under
Section 4(2) of the 1933 Act.

      On September 13, 1999, the Company completed a private placement sale of 127,750 shares (of which 50,000 shares are being held in escrow pending the fulfillment of certain conditions subsequent) of unregistered and restricted Common Stock and raised gross proceeds of approximately $255,500. The Common Stock issued in the private placement was not registered with the Securities and Exchange Commission under the Securities Act and was offered and sold primarily to "accredited investors" in reliance on exemptions from registration provided in Sections 4(2) and 3(b) of the Securities Act and Rules 505 and 506 of Regulation D under the Securities Act. The private placement was conducted by the Company's officers and directors and was not underwritten.

-------------------------------------------------------------------------------
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

"FORWARD-LOOKING" INFORMATION
-----------------------------

      This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors.

      The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 1999. On June 24, 1998 the Company elected to change its fiscal year from April 30 to June 30. For the purposes of this analysis, the results of operations for the year ended June 30, 1999 are being compared to the results of operations for the year ended April 30, 1998.


Results of Operations
For the Year Ended June 30, 1999

Sales. Sales for the year ended June 30, 1999 compared to the year period ended April 30, 1998 increased approximately 44% to $10,227,628 from $7,103,906. The revenue mix in 1999 has shifted with supplies revenue increasing as a percentage of total sales, while systems revenue has decreased as a percentage of total sales. Service revenues, as a percentage of sales have remained consistent. The increase in sales can be attributed to the Tartan and Web acquisitions and to internal growth.

Cost of Sales. Cost of Sales for the year ended June 30, 1999 were $7,442,239 or approximately 73% of sales, as compared to $5,174,402 or approximately 73% for the year period ended April 30, 1998. Gross profit margins remained stable for the year ended June 30, 1999 as compared to the year ended April 30, 1998 despite the acquisition of businesses that were previously generating significantly lower margins. This was achieved primarily through the conversion of manufacturer service agreements to agreements fulfilled by the Company and through the sale of private label supplies.

Selling, General and Administrative. Selling, General and Administrative expenses for the year ended June 30, 1999 increased to $3,069,682 from $2,138,915 for the year ended April 30, 1998. The Selling, General and Administrative expenses were approximately 30% of sales for both periods. Selling, General and Administrative expenses for the year ended June 30, 1999 included increased legal, accounting and consulting fees associated with the merger with Seafoods Plus, Ltd. in June of 1998, with being a publicly held company, the amortization of goodwill resulting from acquisitions, and to increase in payroll attributable to the acquisitions and development of the
Company's infrastructure for future growth.   Selling, General and
Administrative expenses for the year ended June 30, 1999 includes a one time expense of $130,000 for the development of SamplePrint.com.

Interest Expense. Interest Expense for the year ended June 30, 1999 increased to $160,081 from $90,829 incurred for the year ended April 30, 1998. The increase in 1999 was due primarily to an increase in borrowings to finance the Company's increased receivables and inventory due to the acquisitions.

Income Taxes. For the year ended June 30, 1999, the Company recorded a tax benefit of $217,000 primarily due to a net operating loss carryforward offset by a valuation allowance of $217,000. For the one year ended April 30, 1998, the Company recorded a tax benefit of $62,498 primarily due to the utilization of a net operating loss carryback.

Net Income (Loss). For the one year ended June 30, 1999, the Company had a net loss of $444,374 or $0.16 per share as compared to a net loss of $219,242 or $0.14 per share for the year ended April 30, 1998.


Liquidity and Capital Resources

The Company has an agreement with a lender under which it can borrow up to $6,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 2% over the lender's base rate, are payable on demand and are collateralized by all assets of the Company. As of June 30, 1999 the Company had used $1,677,024 of this line.

In August 1998, the Company completed a private placement for $655,000 consisting of 524,000 shares of Common Stock at a purchase price of $1.25. Expenses associated with the private placement were approximately $35,000, providing the Company with net proceeds of $620,000. The Company used substantially all of the proceeds in the retirement of bank debt assumed in the acquisition of Tartan in January 1999.

The Company experienced positive cash flow of $10,336 for the year ended June
30, 1999.   Cash used in operations resulted in negative cash flows of
$221,653 primarily due to a loss of $444,374 offset by a non cash charge to depreciation and amortization of $180,494 , a decrease in accounts receivable of $89,130 and a decrease in inventory of $170,259 and a increase in deferred revenue of $149,489, and a decrease in accounts payable of $473,241. Cash used in investing activities was primarily comprised of purchase of equipment and the acquisitions of WEB Associates and Tartan Technical. The above uses of cash were offset by increased borrowing under the Company's credit facility and proceeds from the sale of common stock.

In September 1999, the Company completed a private placement for $255,500 consisting of 127,750 shares of Common Stock (of which 50,000 shares are being held in escrow pending the fulfillment of certain conditions subsequent) at a purchase price of $2.00. Expenses associated with the private placement were approximately $15,000, providing the company with net proceeds of $240,500 of which $100,000 is due to the Company pending the
fulfillment of certain conditions subsequent.   The Company used
substantially all of the proceeds to invest in its Internet initiatives including SamplePrint.com and the upgrade of its accounting system in preparation for the Cadapult storefront.

On August 19, 1999 the Company entered into a Letter of Intent with a placement agent for a proposed private offering of up to $5,000,000. The proposed private offering is of 500,000 units of the Company's securities with a face value of $10.00 per unit, each unit consisting of one share of convertible adjustable preferred stock and one warrant to purchase two shares of common stock at $4.50. The preferred stock will originally be convertible at $3.25 per share. In addition, the preferred stock will carry a dividend, paid quarterly, of 11.5% per annum. The offering is to be sold to accredited investors only in states where permitted. The use of proceeds will be targeted at additional acquisitions, expansion of Cadapult's "No-Cap Color" printer program and for working capital. The offering is on a "best efforts" basis, but could ultimately raise up to $11 million for the Company if fully sold and if the included warrants are exercised.

-------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------

Financial Report - June 30, 1999

Independent Auditors' Report                                      F-1
Balance Sheet                                                     F-2
Statement of Operations                                           F-3
Statement of Changes in Shareholders' Equity                      F-4
Statement of Cash Flows                                           F-5
Notes to Financial Statements                                     F-7

                      [Letterhead of Wiss & Company, LLP]




                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Cadapult Graphic Systems, Inc.


We have audited the accompanying balance sheets of Cadapult Graphic Systems, Inc. as of June 30, 1999 and June 30, 1998 and the related statements of operations, changes in shareholders' equity and cash flows for the year ended June 30, 1999, the two months ended June 30, 1998 and the year ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadapult Graphic Systems, Inc. at June 30, 1999 and 1998, and the results of its operations and its cash flows for the periods indicated above in conformity with generally accepted accounting principles.


                                                /s/ Wiss & Company
                                                WISS & COMPANY, LLP


Livingston, New Jersey
August 18, 1999

                        CADAPULT GRAPHIC SYSTEMS, INC.

                                BALANCE SHEETS

                                                                 June 30,
                                                      ------------------------------
                       ASSETS                             1999              1998
                                                      ------------      ------------
CURRENT ASSETS:
  Cash                                                $     33,157      $     22,821
  Accounts receivable, less allowance for doubtful
    accounts of $35,000 in 1999 and $22,500 in 1998      1,950,399         1,653,624
  Attorney escrow                                              -             320,000
  Inventories                                            1,276,621         1,016,381
  Prepaid and refundable income taxes                          -              46,295
  Prepaid expenses and other current assets                 77,471            38,591
                                                      ------------      ------------
      Total Current Assets                               3,337,648         3,097,712
                                                      ------------      ------------

PROPERTY AND EQUIPMENT, NET                                627,029           232,023
                                                      ------------      ------------

OTHER ASSETS:
  Goodwill and other intangible assets, net                835,889           410,195
  Deferred acquisition costs                                34,542               -
  Security deposits                                         33,523            31,343
                                                      ------------      ------------
                                                           903,954           441,538
                                                      ------------      ------------
                                                      $  4,868,631      $  3,771,273
                                                      ============      ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to bank                                $  1,677,024      $    695,000
  Current maturities of long-term debt                      87,547            89,219
  Accounts payable                                       1,710,861         1,940,770
  Accrued expenses and other current liabilities           131,767           131,510
  Due to officer                                               -              20,000
  Deferred revenues                                        294,089           144,600
                                                      ------------      ------------
      Total Current Liabilities                          3,901,288         3,021,099
                                                      ------------      ------------

OTHER LIABILITIES:
  Long-term debt, less current maturities                   69,445           156,992
  Notes payable to affiliates                               20,832            20,832
                                                      ------------      ------------
                                                            90,277           177,824
                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, .001 par value,
    Authorized 20,000,000 shares; issued 3,058,308
    shares in 1999 and 2,583,518 in 1998                     3,058             2,583
  Additional paid-in capital                             1,171,782           423,167
  Retained earnings (deficit)                             (297,774)          146,600
                                                      ------------      ------------
      Total Shareholders' Equity                           877,066           572,350
                                                      ------------      ------------
                                                      $  4,868,631      $  3,771,273
                                                      ============      ============

                See accompanying notes to financial statements.

                                     F-2
                                     -32-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                           STATEMENTS OF OPERATIONS


                                                                       Two Months      Year Ended
                                                      Year Ended     Ended June 30,     April 30,
                                                     June 30, 1999        1998            1998
                                                     -------------   --------------    ----------
NET SALES                                             $10,227,628      $1,623,754      $7,103,906
                                                      -----------      ----------      ----------

COSTS AND EXPENSES:
  Cost of sales                                         7,442,239       1,282,495       5,174,402
  Selling, general and administrative expenses          3,069,682         472,766       2,138,915
                                                      -----------      ----------      ----------
                                                       10,511,921       1,755,261       7,313,317
                                                      -----------      ----------      ----------

LOSS FROM OPERATIONS                                     (284,293)       (131,507)       (209,411)
                                                      -----------      ----------      ----------

OTHER EXPENSE (INCOME):
  Interest expense, net                                   160,081          21,894          90,829
  Gain on sale of equipment                                   -               -           (18,500)
                                                      -----------      ----------      ----------
                                                          160,081          21,894          72,329
                                                      -----------      ----------      ----------

LOSS BEFORE INCOME TAXES (CREDITS)                       (444,374)       (153,401)       (281,740)
                                                      -----------      ----------      ----------

INCOME TAXES (CREDITS):
  Current                                                     -               -           (39,698)
  Deferred                                                    -               -           (22,800)
                                                      -----------      ----------      ----------
                                                              -               -           (62,498)
                                                      -----------      ----------      ----------


NET LOSS                                              $  (444,374)     $ (153,401)     $ (219,242)
                                                      ===========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                         2,844,819       2,019,677       1,622,682
                                                      ===========      ==========      ==========

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                   $      (.16)     $     (.08)     $     (.14)
                                                      ===========      ==========      ==========

                See accompanying notes to financial statements.

                                     F-3
                                     -33-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                              Additional     Retained         Total
                                         Common Stock           Paid-in      Earnings     Shareholders'
                                    ----------------------
                                      Shares       Amount       Capital      (Deficit)        Equity
                                    ----------    --------    -----------    ---------      ---------
BALANCES, APRIL 30, 1997             1,548,450    $    300    $       -      $ 519,243      $ 519,543

YEAR ENDED APRIL 30, 1998:
  Sale of common stock to
    employees                          101,550         102         44,898          -           45,000
  Change in par value                      -         1,248         (1,248)         -              -
  Net loss                                 -           -              -       (219,242)      (219,242)
                                    ----------    --------    -----------    ---------      ---------

BALANCES, APRIL 30, 1998             1,650,000    $  1,650    $    43,650    $ 300,001      $ 345,301

TWO MONTHS ENDED JUNE 30, 1998:
  Sale of common stock through
    private placement                  256,000         256        319,744          -          320,000
  Issuance of common stock upon
    conversion of note payable          40,000          40         49,960          -           50,000
  Issuance of common stock in
    connection with merger             571,450         571           (571)         -              -
  Issuance of common stock for
    services                            66,068          66         10,384          -           10,450
  Net loss                                 -           -              -       (153,401)      (153,401)
                                    ----------    --------    -----------    ---------      ---------

BALANCES, JUNE 30, 1998              2,583,518       2,583        423,167      146,600        572,350

YEAR ENDED JUNE 30, 1999:
  Sale of common stock through
    private placement                  228,000         228        249,772          -          250,000
  Issuance of common stock for
    acquisition - Tartan                92,850          93        185,607          -          185,700
  Issuance of warrants for legal
    services                               -           -           20,510          -           20,510
  Sale of common stock through
    private placement                   67,750          68        120,432          -          120,500
  Issuance of common stock for
    acquisition - WEB                   86,190          86        172,294          -          172,380
  Net loss                                 -           -              -       (444,374)      (444,374)
                                    ----------    --------    -----------    ---------      ---------

BALANCES, JUNE 30, 1999              3,058,308    $  3,058    $ 1,171,782    $(297,774)     $ 877,066
                                    ==========    ========    ===========    =========      =========

                See accompanying notes to financial statements.

                                     F-4
                                     -34-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                           STATEMENTS OF CASH FLOWS

                                                             Year Ended       Two Months        Year Ended
                                                              June 30,      Ended June 30,       April 30,
                                                                1999             1998               1998
                                                            -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (444,374)      $  (153,401)      $  (219,242)
  Adjustments to reconcile net loss to  net cash
    flows from operating activities:
      Depreciation and amortization                             180,494            19,063            73,525
      Gain on sale of equipment                                     -                 -             (18,500)
      Deferred income taxes                                         -             (10,000)          (22,800)
      Common stock and warrants for services                     20,510            10,450               -
      Provision for bad debts                                     6,000               -                 -
      Changes in operating assets and liabilities:
        Accounts receivable                                      89,130          (538,646)          394,474
        Inventories                                             170,259          (236,454)           (7,528)
        Prepaid and refundable income taxes                      46,295               -             (46,295)
        Prepaid expenses and other current assets                35,710            11,855           (91,318)
        Security deposits                                        (2,180)              -              (4,852)
        Accounts payable                                       (473,241)          914,997             9,523
        Accrued expenses and other current liabilities              255           (41,971)          137,596
        Deferred revenues                                       149,489           (11,748)           26,322
                                                            -----------       -----------       -----------
          Net cash flows from operating activities             (221,653)          (35,855)          230,905
                                                            -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (303,271)           (4,069)         (105,703)
  Proceeds from sale of equipment                                   -                 -              18,500
  Purchase of intangible assets                                (102,350)              -                 -
  Cost of net assets of acquired business                      (242,200)              -            (546,431)
  Deferred acquisition costs                                    (34,542)              -                 -
                                                            -----------       -----------       -----------
          Net cash flows from investing activities             (682,363)           (4,069)         (633,634)
                                                            -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable to bank, net                                     333,071          (305,000)          450,000
  Proceeds of long-term debt                                        -                 -             250,000
  Payments on long-term debt                                    (89,219)          (14,823)          (10,147)
  Attorney escrow account                                       320,000          (320,000)              -
  Advances from officer                                         (20,000)              -              20,000
  Sale of common stock                                          370,500           320,000            45,000
                                                            -----------       -----------       -----------
          Net cash flows from financing activities              914,352          (319,823)          754,853
                                                            -----------       -----------       -----------

NET CHANGE IN CASH                                               10,336          (359,747)         (352,124)

CASH, BEGINNING OF PERIOD                                        22,821           382,568            30,444
                                                            -----------       -----------       -----------

CASH, END OF PERIOD                                         $    33,157       $    22,821       $   382,568
                                                            ===========       ===========       ===========

                See accompanying notes to financial statements.

                                     F-5
                                     -35-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                             Year Ended       Two Months        Year Ended
                                                              June 30,      Ended June 30,       April 30,
                                                                1999             1998               1998
                                                            -----------      ------------       -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                             $   155,846       $    21,894       $    94,377
                                                            ===========       ===========       ===========
  Income taxes paid                                         $       -         $       -         $     5,032
                                                            ===========       ===========       ===========
  Issuance of common stock upon conversion of
    Note payable to related party                           $       -         $    50,000       $       -
                                                            ===========       ===========       ===========

Non cash investing activity -
  Acquisition of business:
    Fair value of assets acquired                           $ 1,459,457       $       -         $   865,115
    Fair value of liabilities assumed                           859,177               -             318,684
    Fair value of common stock issued                           358,080               -                 -
                                                            -----------       -----------       -----------
      Net cash payment                                      $   242,200       $       -         $   546,431
                                                            ===========       ===========       ===========

                See accompanying notes to financial statements.

                                     F-6
                                     -36-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 1  -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES:

      Nature of the Business - Cadapult Graphic Systems, Inc. (the "Company") provides computer graphic systems, peripherals, supplies, training and service to visual communicators and graphics professionals. The Company is a systems integrator and a value added dealer/reseller of computer graphics equipment and supplies to customers. The Company has its corporate headquarters in New Jersey and has offices in Massachusetts, Albany and New York City, New York and Pennsylvania.

      Estimates and Uncertainties (The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

      Revenue Recognition - Revenue is recognized at the point of shipment for goods sold, and ratably through the duration of service contracts. Deferred revenue consists principally of billings on service contracts prior to rendering related services.

      Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of cash and unsecured trade receivables. The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At June 30, 1999, the Company has uninsured balances totalling approximately $150,000.

      Concentrations of credit risk with respect to all trade receivables are considered to be limited due to the quantity of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral. Management feels that credit risk beyond the established allowance at June 30, 1999 is limited.

      Inventories - Inventories are stated at the lower of cost (specific identification method) or market.







                                     F-7
                                     -37-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                        NOTES TO FINANCIAL STATEMENTS


      Property and Equipment - Property and equipment are stated at cost.
The Company provides for depreciation using the straight-line and accelerated methods by charges to income at rates based upon the recovery periods of 5 to 7 years for furniture and equipment and over the useful lives or the lease term, if shorter, for leasehold improvements.

      Goodwill and Other Intangible Assets - Goodwill consists of the excess of cost over fair market value of the net assets of the acquired business. The intangible assets are being amortized on the straight-line method over the following years:

                                                            Life (Years)
                                                            ------------
                 Goodwill                       $781,670          15
                 Covenants-not-to-compete         51,000         3-5
                 Financing costs                  74,880         1-3
                                                --------
                                                 907,550
                 Accumulated amortization         71,661
                                                --------
                                                $835,889
                                                ========

      The carrying value of intangible assets is periodically reviewed by the Company based on expected future undiscounted operating cash flows. Based upon its most recent analysis, the Company believes that no material impairment exists at June 30, 1999.

      Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.

      Employee Benefit Plan - The Company has a 401(k) savings/retirement plan for all of its eligible employees. The plan allows for employee contributions to be matched by the Company on a pro-rata basis. Contributions made by the Company for the year ended June 30, 1999, the two months ended June 30, 1998 and the year ended April 30, 1998, were $14,502, $1,401 and $10,461, respectively.

      Deferred Acquisition Costs - Acquisition costs have been deferred, pending the outcome of the negotiations. If the acquisition is completed, these costs will be capitalized; otherwise they will be charged to expense.

      Net Loss Per Share - Basic and diluted loss per share are based upon the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have a dilutive effect on loss per share.

                                     F-8
                                     -38-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                        NOTES TO FINANCIAL STATEMENTS


      Stock Options - The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 1999 and 1998 for stock option grants.

      Had compensation cost been based upon fair value of the option on the date of grants, as prescribed by SFAS No. 123, the Company's proforma net loss and net loss per share would have been $1,018,000 and $.36 in 1999 and $288,000 and $.14 for the two months ended June 30, 1998 using the Black-Scholes option pricing model. The proforma net loss and net loss per share for the year ended April 30, 1998 would not have been materially different.

      The fair value of options granted in 1999 and 1998 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 108% and a weighted-average expected life of the options of five years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees stock options.

      Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and will be adopted in the year ended June 30, 2000. The Company does not engage in, nor does it expect to engage in derivative or hedging activities, and therefore, the Company anticipates that the adoption of this statement will have no impact on its financial statements.

      Change in Fiscal Year - On June 24, 1998, the Company elected to change from an April 30 to June 30 fiscal year. Therefore, the accompanying financial statements include transitional financial statements for the two months ended June 30, 1998. It is not practicable and cannot be cost justified to furnish financial statements for the corresponding period of the prior year; accordingly, unaudited financial data for the two months ended June 30, 1997 follow which is the corresponding period of the preceding fiscal year. There were no seasonal factors that affect the comparability of information or trends reflected.

                                     F-9
                                     -39-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                        NOTES TO FINANCIAL STATEMENTS


                  Net sales                           $ 821,623
                                                      =========
                  Gross profit                        $ 207,051
                                                      =========
                  Income tax credit                   $ (47,800)
                                                      =========
                  Net loss                            $(128,992)
                                                      =========
                  Net loss per share                    $  (.08)
                                                        =======

NOTE 2  -  PURCHASE OF BUSINESSES:

      On January 7, 1999, the Company issued 185,700 shares of its unregistered and restricted common stock in exchange for certain assets and the assumption of certain liabilities of Tartan Technical, Inc. ("Tartan") a Massachusetts corporation. The assets purchased included accounts receivable, inventories, property and equipment and the liabilities included notes payable and accounts payable. The excess of the purchase price and related costs over the fair value of the net liabilities assumed ($321,789) was allocated to goodwill. Currently, 92,850 of the shares are held in escrow pursuant to the resolution of a contingency based on Tartan achieving certain gross profit levels over the next two years. When the contingency is resolved, some or all of the 92,850 shares will either be recorded by the Company as an additional cost of Tartan, or cancelled.

      Effective June 18, 1999, the Company acquired for $242,200 in cash and the issuance of 172,380 shares of its unregistered and restricted common stock, certain assets and assumed certain liabilities of WEB Associates, Inc. ("WEB") a Pennsylvania corporation. The assets purchased included accounts receivable, inventories, property and equipment and a covenant not-to-compete ($1,000) and the liabilities included accounts payable. The excess of the purchase price and related costs over the fair value of net assets ($89,996) was allocated to goodwill. Currently, 86,190 of the shares are held in escrow pursuant to the resolution of a contingency based on WEB achieving certain gross profit levels over the next two years. When the contingency is resolved, some or all of the 86,190 shares will either be recorded by the Company as an additional cost of WEB, or cancelled.

      The following unaudited pro forma consolidated results of operations for the years ended June 30, 1999 and April 30, 1998, assumes the Tartan and WEB acquisition had occurred on May 1, 1997 giving effect to purchase accounting adjustments and financing. The pro forma results have been prepared for informational purposes only and do not reflect any benefit from economies, which might be achieved from combined operations. The pro forma results do not represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                     F-10
                                     -40-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                        NOTES TO FINANCIAL STATEMENTS


                                                     Two Months
                                    Year Ended          Ended        Year Ended
                                     June 30,         June 30,        April 30,
                                       1999             1998            1998
                                    -----------      ----------      -----------
      Net sales                     $14,250,322      $2,521,860      $15,980,206
                                    ===========      ==========      ===========
      Net loss                      $  (556,819)     $ (195,215)     $   (36,617)
                                    ===========      ==========      ===========
      Basic and diluted loss
      per share                            (.19)           (.08)            (.02)
                                    ===========      ==========      ===========


NOTE 3  -  PROPERTY AND EQUIPMENT:

      Property and equipment are summarized as follows:

                                                                      June 30,
                                                            ----------------------------
                                                                1999             1998
                                                            -----------      -----------
            Office equipment                                $   997,359      $   598,931
            Furniture and fixtures                              165,213          129,109
            Automobiles                                          65,379           65,379
            Leasehold improvements                               98,568           18,624
                                                            -----------      -----------
                                                              1,326,519          812,043
            Less: Accumulated depreciation and
                   amortization                                 699,490          580,020
                                                            -----------      -----------
                                                            $   627,029      $   232,023
                                                            ===========      ===========


NOTE 4  -  NOTE PAYABLE TO BANK:

      The Company has an agreement with a bank under which it can borrow up to $6,000,000 under a revolving line-of-credit, subject to availability of collateral. Borrowings bear interest at 2% over the bank's base rate, are payable on demand and are collateralized by all assets of the Company.

      Advances under the note payable to bank become immediately due and payable if certain financial covenants, as defined in the loan agreements, are not met.

                                     F-11
                                     -41-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 5  -  LONG-TERM DEBT:

      A summary of long-term debt follows:

                                                            Interest                June 30,
                                                                           --------------------------
                       Description                            Rate            1999            1998
            ---------------------------------------         --------       ----------     -----------
            Loan payable in monthly installments of
              $6,944 plus interest through April
              2001, collateralized by all assets of         1% over
              the Company                                    prime         $  152,778     $  236,111

            Loan payable in monthly installments of
              principal and interest of $543 through
              February 2000, collateralized by an
              automobile                                     8.49%              4,214          10,100
                                                                           ----------     -----------
                                                                              156,992         246,211
            Less:  Current maturities                                          87,547          89,219
                                                                           ----------     -----------
                                                                           $   69,445     $   156,992
                                                                           ==========     ===========

      Long-term debt at June 30, 1999 matures as follows:

                  Year Ending June 30,
                  --------------------
                          2000                                              $ 87,547
                                                                            --------
                          2001                                                69,445
                                                                            $156,992
                                                                            ========


NOTE 6  -  INCOME TAXES:


      The components of income taxes are summarized as follows:

                                    Year Ended    Two Months Ended   Year Ended
                                     June 30,         June 30,        April 30,
                                       1999             1998            1998
                                    -----------      ----------      -----------
            Current:
               Federal              $       -        $      -        $   (45,390)
               State and local              -               -              5,692
                                    -----------      ----------      -----------
                                            -               -            (39,698)
                                    -----------      ----------      -----------

            Deferred:
               Federal                      -               -            (15,100)
               State and local              -               -             (7,700)
                                    -----------      ----------      -----------
                                            -               -            (22,800)
                                    -----------      ----------      -----------
                                    $       -        $      -        $   (62,498)
                                    ===========      ==========      ===========

                                     F-12
                                     -42-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                        NOTES TO FINANCIAL STATEMENTS


      The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The Company is required to recognize a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise a valuation allowance is applied. At June 30, 1999, the Company believes that the "more likely than not" criteria have not been met, and accordingly, a valuation allowance has been recognized.

      The Company has available net operating loss carryforwards of approximately $480,000 which expire through 2019. The Company's utilization of it net operating loss carryforwards may be limited pursuant to Internal Revenue Code Section 382 if cumulative changes in ownership are in excess of 50% within a three-year period.

      A reconciliation of income tax benefit provided at the federal statutory rate (34%) to income tax benefit is as follows:

                                          Year Ended   Two Months Ended    Year Ended
                                           June 30,         June 30,        April 30,
                                             1999             1998            1998
                                          -----------      ----------      -----------
      Income tax benefit computed at
        federal statuary rate             $  (151,087)     $  (52,156)     $   (95,792)
          Permanent and other items           (17,913)         17,156           20,294
          Change in valuation allowance       169,000          35,000           13,000
                                          -----------      ----------      -----------
                                          $       -        $      -        $   (62,498)
                                          ===========      ==========      ===========

      Significant components of the Company's deferred tax assets are as follows:

                                                             June 30,
                                                      ---------------------
                                                        1999         1998
                                                      --------     --------
      Deferred tax assets
        Net operating loss carryforwards              $193,000     $ 33,000
        Accruals and reserves                           24,000       15,000
                                                      --------     --------
                                                       217,000       48,000
          Less: valuation allowance                    217,000       48,000
                                                      --------     --------
            Total deferred tax assets                 $    -       $    -
                                                      ========     ========

                                     F-13
                                     -43-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 7  -   SHAREHOLDERS' EQUITY:

      a)    Merger:

            Pursuant to an Agreement and Plan of Reorganization dated June 5, 1998, the stockholders of the Company exchanged all their shares of stock owned for 1,650,000 shares (72%) of $.001 par value common stock of Seafoods Plus, Ltd. ("SPL"), an inactive public company with nominal assets. Under the agreement, the Company became a wholly-owned subsidiary of SPL, and then merged with SPL in 1998. The merger was recorded as a recapitalization of the Company and an issuance of shares to SPL's shareholders on June 5, 1998. The Company will continue operating as Cadapult Graphic Systems, Inc.

            All references to the Company's common stock in the 1998 balance sheet, the 1998 statements of operations and notes to the financial statements retroactively reflect Cadapult's operations and the recapitalization.

      b)    Stock Compensation Plan:

            The Company has an incentive stock option (the "1998 Plan"), pursuant to which 500,000 of the Company's authorized but unissued shares of common stock have been reserved for issuance of stock options. The stock options (which may be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) entitle the holder to purchase shares of the Company's common stock for up to ten years from the date of grant (five years for persons owning more than 10 percent of the total combined voting power of the Company) at a price not less than the fair market value (110% of fair market value for persons owning more than 10% of the combined voting power of the Company) of the common stock on the date of grant. In general, any employee, director, officer or exclusive agent of, advisor or consultant to, the Company or a related entity is eligible to participate in the Plan. The stock options are nontransferable, except upon death. Pursuant to the Plan, certain key employees, members of the Board of Directors and the President were granted five and ten year incentive stock options to purchase an aggregate total of 317,893 shares, net of forfeitures, at a weighted average exercise price of $1.93 per share. A total of 174,443 shares with a weighted average exercise price of $1.69 are exercisable at June 30, 1999.

            The Company granted its President five year stock options to purchase up to 500,000 shares which vest upon the Company attaining certain specified milestones and are exercisable at $1.375 per share and expire in June 2003.

            The Company granted two employee's five year stock options to purchase up to 100,000 shares which vest upon the Company attaching certain specified milestones and are exercisable at $2.00 per share and expire in March 2004.

                                     F-14
                                     -44-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                        NOTES TO FINANCIAL STATEMENTS


      c)    Private Placements:

            In August 1998 the Company completed a private placement through the sale of 524,000 shares of its common stock for net proceeds of approximately $620,000, including conversion of a $50,000 note payable to a related party.

            In June 1999, the Company sold 67,750 shares of its common stock for $2.00 per share for net proceeds of approximately $120,500.

      d)    Warrants:

            In August 1998, and February 1999, the Company issued 105,000 warrants to purchase its common stock at between $4.00-$5.00 per share in exchange for legal services. The warrants, which had a value of $20,510, using the Black-Scholes pricing model, expire through February 15, 2004.

      e)    Amendments to Certificate of Incorporation:

            In August 1999, the Company's Board of Directors amended the certificate of incorporation reducing the number of authorized shares of $.001 par value common stock to twenty million shares and authorized five million shares of $.001 par value preferred stock.

NOTE 8  -   COMMITMENTS AND CONTINGENCIES:

      Leases - The Company leases its premises under lease agreements which expire through 2002 and an automobile and equipment under operating leases that expire in 2002. Future minimum lease payments are as follows:

                  Year Ending June 30,
                  --------------------
                          2000                        $152,175
                          2001                         108,639
                          2002                          73,370
                                                      --------
                                                      $334,184
                                                      ========

      Rent expense amounted to $198,199, $31,755 and $176,463 for the year ended June 30, 1999, the two months ended June 30, 1998 and the year ended April 30, 1998, respectively.

      Employment Agreements - On May 1, 1998, the Company entered into a five year employment agreement with its President for a base salary of $130,000 per annum subject to certain adjustments and three year employment agreements with three employees providing for aggregate compensation of $255,000 per annum. In 1999, the Company entered into two year employment agreements with three employees providing for aggregate compensation of $142,000 per annum.

                                     F-15
                                     -45-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                        NOTES TO FINANCIAL STATEMENTS


      Litigation - In August 1999, the Company's attorneys filed a civil action in the Superior Court of New Jersey on behalf of the Company which alleges that the supplier referred to in Note 9 improperly cancelled the Company's participation in certain programs which provided the Company with preferential pricing, business leads and various additional rebates and incentives. In part, the action charges the supplier with alleged violation of the New Jersey Antitrust Act, breach of contract and unfair competition.

NOTE 9  -  MAJOR SUPPLIER:

      Direct purchases from one supplier accounted for approximately 34% of total purchases in 1999 and 50% in 1998. At June 30, 1999, this supplier accounted for approximately 22% of the Company's accounts payable. If the supplier fails to provide the required inventories, it may have a negative impact on the Company. (See Note 8).

NOTE 10  -  SUBSEQUENT EVENTS (Unaudited):

      Private Offering - On August 19, 1999, the Company entered into a letter of intent with a placement agent wherein the placement agent will, on a best efforts basis, offer up to $5,000,000 of the Company's convertible adjustable preferred stock to accredited investors. Each unit will be priced at $10.00 and include one share of Series A Preferred Stock ("Series A") and two warrants to purchase a total of two shares of common stock for $4.50. Dividends on Series A stock will accrue at the rate of 11.50% per annum and are payable quarterly. Each Series A share is convertible at the option of the holder beginning 30 days after closing (no later than December 31, 1999) at a rate of 3.077 shares of common stock for one share of Series A. The conversion price shall adjust to 75% of the average bid price for the 90 days preceding the 24th month anniversary of the closing of the offering and again on the 48th month anniversary. Under no circumstances can a new conversion price be below $2.00 per share.

      The Series A stock will be callable by the Company at $15.00 per share at any time Holders have the right to convert upon receipt of the call notice.

      The Company has agreed to register all of the shares of common stock necessary for the conversion of the Series A stock and all shares of common stock underlying warrants within 90 days of the closing of the offering.


                                     F-16
                                     -46-

                        CADAPULT GRAPHIC SYSTEMS, INC.

                        NOTES TO FINANCIAL STATEMENTS


      The placement agent's fee will include a commission and a nonaccountable expense allowance equal to 13% of the proceeds of the offering, five year warrants to purchase up to 215,000 shares of the Company's common stock at $1.65 per share and up to 500,000 shares of the Company's common stock at $3.75 per share. The value of the warrants will be recognized as a cost of issuance of the Series A shares.

      Purchase of Business - On September 7, 1999 Media Sciences, Inc., a newly formed wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement ("Agreement") with ultraHue, Inc., a New Mexico corporation. The Company has agreed to purchase certain assets and assume certain liabilities of ultraHue for $3,500,000. The obligation of the company to purchase the assets is contingent upon the Company obtaining financing not less than $3,000,000 to fund the purchase. In the event the Company does not obtain such financing by December 7, 1999, either party shall have the option to terminate the Agreement.


                                     F-17

-------------------------------------------------------------------------------
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSRE.
-------------------------------------------------------------------------------

      (a)(1) As previously reported on Form 8-K, on July 6, 1998, the Company informed Mantyla, McReynolds & Associates that it has been dismissed as the Company's principal accountants. The former principal accountants' report on the financial statements for either of the past two years neither contained an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. The Company's decision to change its principal accountant was recommended and approved by the Company's Board of Directors. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company has authorized the former accountants to respond fully to all inquires of the successor accountant concerning any matter.

      (a)(2) On July 6, 1998, the Company engaged Wiss & Company, LLP as its principal accountants. Wiss & Company, LLP had been the principal accountants for the Company's former New Jersey subsidiary, CGSI, since April 23, 1998. Pursuant to a reverse acquisition which was completed on June 18, 1998, CGSI became a wholly-owned subsidiary of the Company. The Board of Directors of the Company had selected Wiss & Company to serve as the Company's principal accountants. There were no disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

-------------------------------------------------------------------------------
                                   PART III
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
-------------------------------------------------------------------------------

Directors and Executive Officers
--------------------------------

      The following persons are the present directors and executive officers of the Company.

Name                    Age         Position
----                    ---         --------

Michael W. Levin        34          Chief Executive Officer, President and
                                      Chairman of the Board
Frances Blanco          38          Vice President Marketing and Investor
                                      Relations, Treasurer, Secretary and
                                      Director
Duncan Huyler           38          Vice President Technical Services
Paul C. Baker           62          Director
Edwin Ruzinsky(1)       66          Director

(1)   Became a director on August 27, 1999.

     All directors of the Company are elected annually to serve for one year and hold office until the next annual meeting of the shareholders and until their successors are elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, resignation or removal from office.


Management Profiles
-------------------

Michael W. Levin, Chief Executive Officer, President and Chairman of the Board:
------------------------------------------------------------------------------
Mr. Levin has served as Chief Executive Officer, President and Chairman of the Board of the Company since June 18, 1998. Before June 1998, he had served as President, Treasurer, Secretary and Chairman of Cadapult Graphic Systems Inc., a New Jersey corporation ("CGSI") since 1987, when he founded CGSI while attending Lehigh University. He is responsible for a senior management team as well as merger and acquisition activity and corporate finance. He earned a Bachelor of Science degree in Mechanical Engineering from Lehigh University in 1987, graduating summa cum laude.

Frances Blanco, Vice President of Marketing and Investor Relations, Treasurer,
------------------------------------------------------------------------------
Secretary and Director:
----------------------
Ms. Blanco has served as Vice President of Marketing and Investor Relations, Treasurer, Secretary and a Director of the Company since June 18, 1998.
Before June 18, 1998, she had served as Vice President of Marketing and Investor Relations, Treasurer, Secretary and a director of CGSI. Ms. Blanco joined CGSI in 1993. Ms. Blanco manages all aspects of marketing, including brand identity, demand creation and vendor relationships for the Company as well as investor relations. From 1984 through 1989, Ms. Blanco was a Reseller Account Manager at Lotus, where she designed and implemented marketing programs. From August 1989 through June 1993, Ms. Blanco served as a Business Development Manager at Tektronix, Inc., where she was responsible for the development of long term and strategic customers. She earned a Bachelor of Science degree in Marketing from Bentley College in 1982 and a Masters of Business Administration degree from Boston College in 1985.

Duncan Huyler, Vice President of Technical Services:
---------------------------------------------------
Mr. Huyler has served as Vice President of Technical Services for the Company since June 18, 1998. Prior to June 18, 1998, he served as Vice President of Technical Services for CGSI, which he joined in 1993. Mr. Huyler manages all the technical aspects of the Company, including running the business under its own P/L, developing service plans, hiring staff, developing and implementing training programs and obtaining service authorizations. From May 1983 through October 1987, Mr. Huyler served in the U.S. Army. From September 1988 through August 1993, Mr. Huyler worked for Lord & Taylor, where his positions included Senior Financial Analyst and Director of Systems. Mr. Huyler graduated from Cornell University in 1983 with a Bachelor of Science degree in Business and earned a Masters of Business Administration from the University of Louisville in 1987.

Paul C. Baker, Director:
-----------------------
Mr. Baker has served as a Director of the Company since June 18, 1998. He is the founder and President of Sherwood Partners, Inc., a venture capital and management consulting company that focuses on developing companies with high growth potential. Prior to founding Sherwood Partners, Inc. in 1986, Mr. Baker held numerous positions during his twenty-five years of employment with American Cyanamid Co. ("Cyanamid"). At Cyanamid, Mr. Baker held several domestic and international management positions, including President of Domestic Operations from April 1975 through October 1979, President of Shulton Inc. from October 1977 through October 1979 and Group Vice President of Cyanamid from October 1979 through December 1984. Mr. Baker graduated from Lehigh University in 1959 with a Bachelor of Arts degree in Liberal Arts, earned a B.S.I.E. degree in Engineering in 1960 from Lehigh University, and received a Masters in Business Administration in 1963 from Fairleigh Dickinson University.

Edwin Ruzinsky, Director:
------------------------
Mr. Ruzinsky has served as a Director of the Company since August 27, 1999. He is a Certified Public Accountant and a Certified Management Consultant. Prior to his retirement as a Partner in Deloitte Consulting LLC, a wholly-owned subsidiary of Deloitte & Touche LLP on June 1, 1996, he served for many years as the firm's National Director-Media Industry Services. He previously served Times Mirror Company (NYSE-TMC) as Vice President-Finance & Administration/Book Publishing Group and Parents' Magazine Enterprises, Inc. as Chief Accounting Officer. Mr. Ruzinsky continues serving as a member of the Pace University/Dyson School of Liberal Arts & Sciences/Master of Science in Publishing Advisory Board. He is currently a member of the Board of Dowden Publishing Company, Inc., a provider of specialized publications and customized communication products for healthcare professionals and consumers. In addition, he has been a consultant to The CPA Journal, published by the New York State Society of Certified Public Accountants, for the past twenty-five years.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock of the Company. Such persons are also required by SEC regulations to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to the Company, the Company is not aware of any delinquencies in the filing of such reports.

-------------------------------------------------------------------------------
ITEM 10.  EXECUTIVE COMPENSATION.
-------------------------------------------------------------------------------

Executive Compensation
----------------------

      The following table sets forth information concerning the annual and long-term compensation during the Company's last three fiscal years of the Company's Chief Executive Officer and other most highly compensated employees and all other officers and directors of the Company:

                                           SUMMARY COMPENSATION TABLE

                                                                                  Long Term
                                                                                  Compensation
                                                                                  ------------
                                       Annual Compensation                        Awards
                              -----------------------------------------------     ------
Name and                                                        Other             Securities
Principal                                                       Annual            Underlying      All Other
Position                      Year(1)   Salary       Bonus      Compensation      Options/SARS    Compensation(2)
--------------------------    ----------------------------------------------      ------------    ---------------
Michael W. Levin(3)           1999      $ 130,000    $       0  $       0         500,000         $  2,379
  Chief Executive Officer,    1998      $ 141,583    $       0  $       0          51,223         $  2,727
  President and Chairman
  Of the Board
Frances Blanco(3)             1999      $  80,000    $  10,000  $       0         100,000         $  2,021
  Vice President Marketing    1998      $  75,000    $  25,000  $       0           7,714         $  2,158
  and Investor Relations,
  Treasurer, Secretary and
  Director
Duncan Huyler(3)              1999      $  95,000    $       0  $       0         100,000         $  4,630
  Vice President Technical    1998      $  91,000    $  25,000  $       0           9,265         $  3,867
  Services
Paul C. Baker                 1999      $       0    $       0  $       0          33,000         $     0
  Director                    1998      $       0    $       0  $       0               0         $     0
Kathleen L. Morrison          1998(4)   $       0    $       0  $   1,250(5)            0         $      0
  Former President and        1997      $       0    $       0  $       0               0         $      0
  Director
Jason Osborn                  1998(4)   $       0    $       0  $   1,250(5)            0         $      0
  Former Vice President and   1997      $       0    $       0  $       0               0         $      0
  Director
Terry Hardman                 1998(5)   $       0    $       0  $   1,250(6)            0        $       0
  Former Secretary,           1997      $       0    $       0  $       0               0        $       0
  Treasurer and Director

(1) In June 1998, each of Company and CGSI changed their fiscal year ends from December 31 and April 30, respectively, to June 30, 1998. The 1998 fiscal year compensation includes the operations of CGSI, a privately-held company at the time, for the period May 1, 1997 through April 30, 1998.
(2) Includes the Company's matching contribution to the Company's 401(k) profit sharing plan.
(3)   Became officer and/or director on June 18, 1998.
(4)   Resigned effective June 18, 1998 pursuant to the acquisition of CGSI.
(5) Received 1,000 shares of common stock pursuant to a Registration Statement on Form S-8 filed on or about June 5, 1998, for which the fair market value cannot be adequately determined. For purposes of this calculation, the fair market value is arbitrarily determined to be $1.25 per share, based upon the offering price of the Company's Common Stock sold in a private placement conducted in June through August 1998.


      The following table sets forth information concerning options granted during the fiscal year ended June 30, 1999 to those persons named in the preceding Summary Compensation Table:

                    Option/SAR Grants in Last Fiscal Year
                            (Individual Grants)

                        Number of
                        Securities        Percent of total
                        Underlying        options/SARS granted     Exercise or
                        Options/SARs      to employees in          base price        Expiration
Name                    Granted (#)       fiscal year(1)           ($/Sh)            Date
------------------------------------------------------------------------------------------------
Michael W. Levin        500,000(2)              47.7%              $1.375            6-18-03
Michael W. Levin         51,223(3)               4.8%              $1.375            6-18-03
Frances Blanco          100,000(2)               9.3%              $2.00             3-05-04
Frances Blanco            7,714(3)               0.7%              $1.25             6-18-08
Duncan Huyler           100,000(2)               9.3%              $2.00             3-05-04
Duncan Huyler             9,265(3)               0.9%              $1.25             6-18-08
Paul Baker                3,000(2)               0.3%              $2.00             6-11-08
Paul Baker               30,000(2)               2.8%              $3.31             4-06-09

(1) Based on the aggregate total of options granted to officers, directors, and employees, including options granted during the two month fiscal year transition period from May 1 through June 30, 1998. As of June 30, 1999, a total of 1,069,632 options were granted, of which 51,739 options have expired.
(2) Options were granted pursuant to employment agreements and become exercisable after the Company achieves certain defined corporate goals based on earnings, as further described in the Long-Term Incentive Plan table. No options have vested.
(3) Options were granted pursuant to the 1998 Stock Option Plan and are presently exercisable. No options have been exercised.

      None of the options held by those individuals listed in the Summary Compensation Table were exercised in fiscal year 1998. The following table sets forth information concerning the value of unexercised stock options at June 30, 1999 for those individuals named in the Summary Compensation Table.

         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                    Number of securities
                         Shares                    underlying unexercised        Value of unexercised
                        Acquired       Value           Options/SARs            in-the-money options/SARs
                          on         realized          at FY-end (#)                 at FY-end ($)(a)
Name                  Exercise (#)      ($)     Exercisable   Unexercisable   Exercisable   Unexercisable
----                  ------------   --------   -----------   -------------   -----------   -------------
Michael W. Levin          --            --         51,223        500,000      $   134,460   $ 1,312,500
Frances Blanco            --            --          7,714        100,000      $    20,249   $   262,500
Duncan Huyler             --            --          9,265        100,000      $    24,321   $   262,500
Paul Baker                --            --         33,000              0      $    86,625            --

(a) The dollar values were calculated by determining the difference between the fair market value at fiscal year-end of the Common Stock underlying the options and the exercise price of the options. The last sale price of a share of the Company's Common Stock on June 30, 1999 as reported by the OTC Bulletin Board was $2.625.


      The following table sets forth information concerning long-term options granted during the fiscal year ended June 30, 1999 to those persons named in the preceding Summary Compensation Table. The Company has not adopted a formal long-term incentive option plan. The options presented in the following table were granted pursuant to employment agreements, as amended, with the Company.


              Long-Term Incentive Plans-Awards in Last Fiscal Year

                       Number          Performance
                       of shares,      or other units or
                       units or        period until
                       other           maturation or       Estimated Future Payouts under
Name                   rights (#)(1)   payout (2)          Non-Stock Price-Based Plans(3)
------------------------------------------------------------------------------------------
                                                           Threshold    Target    Maximum
                                                               (#)        (#)       (#)
------------------------------------------------------------------------------------------
Michael W. Levin       500,000         5/98 - 4/01         125,000      125,000   500,000
Frances Blanco         100,000         5/99 - 4/01          25,000       25,000   100,000
Duncan Huyler          100,000         5/99 - 4/01          25,000       25,000   100,000


(1) For purpose of this table, includes options granted during the two month fiscal year transition period from May 1 through June 30, 1998.
(2) The 5-year options, exercisable into common stock at the fair market value on the date of grant, were granted pursuant to employment agreements, as amended. The performance period refers to the term of the individual's employment term during which the options must vest.
(3) The long-term incentive options are contingent upon attainment of certain corporate earnings milestones. These options will vest in equal twenty five percent installments upon each of the following events: (a) the first fiscal year end in which the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") exceeds $500,000; (b) the first fiscal year end in which the Company's EBITDA exceeds $1,000,000; (c) the first fiscal year end in which the Company's EBITDA exceeds $1,500,000; and (d) the first fiscal year end in which the Company's EBITDA exceeds $2,000,000. These options are cumulative and are subject to anti-dilution rights. The threshold refers to the minimum number of options that may vest during the performance period. The target refers to the number of options that may vest in the 2000 fiscal year.

Director Compensation
---------------------

      The Company has recently established a compensation plan for its independent directors. Outside directors will be paid $500 for attendance at regular meeting and $1,000 for attendance at the annual meeting and will reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and for other expenses incurred in their capacity as directors of the Company. Outside directors will be granted five year options to purchase 10,000 shares of Common stock, exercisable at the fair market value on the date of appointment to the Board, and will be granted, annually, additional options to purchase 5,000 shares of common stock on each July 1.

      Previously, the Company did not have a defined compensation plan for members of its Board of Directors. In fiscal year 1999, the Company granted its sole non-employee director a total of 33,000 non-qualified options under the Company's 1998 Incentive Plan to purchase the Common Stock of the Company, exercisable at a price equal to the fair market value of the Common Stock on the dates of grant.

Employment Agreements with Named Executive Officers
---------------------------------------------------

      Michael W. Levin serves as Chief Executive Officer and President pursuant to a five year employment agreement, commenced on May 1, 1998, as amended, at an annual salary of $130,000, with cost-of-living adjustments tied to the Consumer Price Index, or such greater annual salary as may be established by the Company's Board of Directors. Commencing in the third year of the employment agreement, Mr. Levin's base annual salary shall be increased by an amount such that such increase shall be equal to at least one percent of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") in the most recent fiscal year. Mr. Levin has been granted 5-year options to purchase up to 500,000 shares, proportioned to vest only after the Company's achievement of certain corporate milestones, exercisable at $1.375 per share. Mr. Levin may purchase 125,000 shares following the first fiscal year that the Company's EBITDA exceeds each of $500,000, $1,000,000, $1,500,000 and $2,000,000, respectively. These options are cumulative and are subject to anti-dilution rights. Mr. Levin is also entitled to death benefits of $100,000, a fifteen year (15-year) term life insurance policy with a face amount of benefit of $1,000,000, a luxury automobile, reimbursement for reasonable travel and other business related expenses, and other bonuses to be determined by the Board of Directors. In the event of a "change of control" of the Company, Mr. Levin is entitled to receive a golden parachute payment equal to two hundred and ninety percent (290%) of his "base amount", as defined in Section 280G(3) of the Internal Revenue Code of 1986, as amended, and has the right to terminate the agreement. "Change of control" is defined to be any of the following: (i) a change in the ownership or management of the Company that would be required to be reported in response to certain provisions of the Securities Exchange Act of 1934; (ii) an acquisition (other than directly from the Company) by a person or entity (excluding the Company) of 25% or more of the Company's common stock or the Company's then outstanding voting securities; (iii) a change in a majority of the current Board of Directors (the "Incumbent Board")
(excluding any persons approved by a vote of at least a majority of the Incumbent Board other than in connection with an actual or threatened proxy contest); (iv) consummation of a reorganization, merger, consolidation or sale of all or substantially all of the Company's assets (collectively, a "Transaction") other than a Transaction in which all or substantially all of the shareholders of the Company prior to such transaction own, in the same proportion, more than 50% of the voting power of the entity resulting from the Transaction, at least a majority of the board of directors of the resulting entity were members of the Incumbent Board, and after which no person (other than the resulting entity and certain affiliates) beneficially owns 25% or more of the voting power of the resulting entity, except to the extent such ownership existed prior to the Transaction; or (v) the approval by the Company's stockholders of a complete liquidation or dissolution of the Company.

      Frances Blanco serves as Vice President of Marketing and Investor Relations, Treasurer and Secretary pursuant to a three year employment agreement, commenced on May 1, 1998 and as amended on March 5, 1999, at an annual salary of $80,000, plus financial bonuses to be determined by the Board of Directors. Ms. Blanco has been granted 5-year options to purchase up to 100,000 shares, proportioned to vest only after the Company's achievement of certain corporate milestones, exercisable at $2.00 per share. Ms. Blanco may purchase 25,000 shares following the first fiscal year that the Company's EBITDA exceeds each of $500,000, $1,000,000, $1,500,000 and $2,000,000, respectively. These options are cumulative and are subject to anti-dilution rights.

      Duncan Huyler serves as Vice President of Technical Services pursuant to a three year employment agreement, commenced on May 1, 1998 and as amended on March 5, 1999, at an annual salary of $95,000, plus financial bonuses to be determined by the Board of Directors. Mr. Huyler has been granted 5-year options to purchase up to 100,000 shares, proportioned to vest only after the Company's achievement of certain corporate milestones, exercisable at $2.00 per share. Mr. Huyler may purchase 25,000 shares following the first fiscal year that the Company's EBITDA exceeds each of $500,000, $1,000,000, $1,500,000 and $2,000,000, respectively. These options are cumulative and are subject to anti-dilution rights.

Stock Option Plan
-----------------

      Pursuant to the Company's Incentive Stock Option Plan (the "1998 Stock Option Plan"), which has been adopted the Board of Directors and approved by its shareholders, 500,000 shares of the Company's authorized but unissued Common Stock has been reserved for issuance pursuant to the 1998 Stock Option Plan. The 1998 Stock Option Plan is administered by a person designated by the Board of Directors (the "Administrator"), presently the Chairman of the Board. Stock option (which may be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) entitles the holder to purchase shares of Common Stock during a specified period at a purchase price of not less than the fair market value of the Common Stock on the day the option is granted. The Company has filed a Form S-8 to register the 500,000 shares underlying the stock options. The Company granted certain employees 5-year and 10-year options to purchase up to 295,381 shares of Common Stock, of which 88,229 options are presently exercisable, at prices of $1.25 to $4.00 per share pursuant to the 1998 Stock Option Plan, including its officers and directors, as follows: Michael W. Levin, 5-year options to purchase 51,223 shares at $1.375; Frances Blanco, 10-year options to purchase 7,741 shares at $1.25; Duncan Huyler, 10-year options to purchase 9,265 shares at $1.25; and Paul Baker, 10-year options to purchase 3,000 shares at $2.00.

Employee Profit Sharing Plan
----------------------------

      On January 1, 1994, the Company adopted a tax-qualified employee paired profit sharing plan (the "401(k) Plan"), sponsored by Kemper Financial Services, Inc., which covers all of the Company's employees that have been employed for at least six months and meet other age and eligibility requirements. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to 15% for the plan year and have the amount of such reduction contributed to the 401(k) Plan. Under the 401(k) Plan, the Company makes matching contributions, using a discretionary formula, currently equal to twenty five percent of the employee's contribution. The Company, in its sole discretion, may contribute an amount which it designates as a qualified nonelective contribution to designated participants. The 401(k) Plan is intended to qualify under Section 401 of the Code, so that contributions by employees or by the Company to the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company. The Trustee under the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in any of a number of investment options. All employee contributions to the 401(k) Plan are fully vested at all times, and the Company's contributions, if any, vest 25% after two years and at the rate of 25% a year thereafter until fully vested.

-------------------------------------------------------------------------------
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------------

      (a)   Security Ownership
            ------------------

      The following table sets forth, as of June 30, 1999, the shares of Common Stock of the Company beneficially owned by each person known to management to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, by each officer and director, and by all officers and directors of the Company as a group. All persons named in the table have the sole voting and dispositive power with respect to Common Stock beneficially owned.

Name and Address                    Amount and Nature       Percent of
of Beneficial Owner(1)              of Beneficial Owner     Class(2)
----------------------              -------------------     ----------
Michael W. Levin                    1,589,673 (3)              51.1%
Frances Blanco                         48,516 (4)               1.6%
Duncan Huyler                          50,040 (5)               1.6%
Paul Baker                            100,500 (6)               3.3%
All officers and directors          1,788,729 (3)-(6)          56.6%
   as a group (4 persons)

(1) Unless otherwise indicated, the address of each of these persons is Cadapult Graphic Systems, Inc., 110 Commerce Drive, Allendale, New Jersey 07401.
(2) Based upon 3,058,307 shares of common stock outstanding on June 30, 1999, and with respect to each holder of options exercisable within 60 days, the shares represented by such options.
(3) Includes 52,000 shares owned by Mr. Levin's minor children and exercisable 5-year options to acquire 51,223 shares of Common Stock. Excludes 5-year options, subject to future vesting, to acquire 500,000 shares of Common Stock.
(4) Includes exercisable 10-year options to acquire 7,741 shares of Common Stock. Excludes 5-year options, subject to future vesting, to acquire 100,000 shares of Common Stock.
(5) Includes exercisable 10-year options to acquire 9,265 shares of Common Stock. Excludes 5-year options, subject to future vesting, to acquire 100,000 shares of Common Stock.
(6)   Includes exercisable 10-year options to acquire 33,000 shares of Common
      Stock.

      (b)   Changes in Control
            ------------------

      There are no arrangements which may result in a change in control of the Company.

-------------------------------------------------------------------------------
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------------------------------

      In June 1998, the Company filed a registration statement on Form S-8 for 66,068 shares of Common Stock. The Company issued the shares to four individuals, including its officers and directors, pursuant to written compensation agreements as follows: Leonard W. Burningham, 63,068 shares; Kathleen L. Morrison, 1,000 shares; Jason Osborn, 1,000 shares; and Terry Hardman, 1,000 shares. Kathleen L. Morrison, Jason Osborn, and Terry Hardman resigned as directors and officers of the Company effectively as of June 18, 1998.

      On June 18, 1998, the Company completed the acquisition of Cadapult Graphic Systems Inc., a privately-held New Jersey corporation formed on or about May 1, 1987 ("CGSI"), in a transactions viewed as a reverse acquisition. Pursuant to an Agreement and Plan or Reorganization dated June
5, 1998, between the Company, CGSI, all of the shareholders of CGSI, Jenson Services, Inc., a Utah corporation, Duane S. Jenson and Jeffrey D. Jenson, the Company issued 1,650,000 shares of common stock to the shareholders of CGSI in exchange for all of the outstanding common stock of CSGI. Pursuant to the reorganization, the shareholders of CSGI became the controlling shareholders of the Company, the officers and directors of the Company resigned and elected the CSGI nominees in their places, and CSGI became a wholly-owned subsidiary of the Company. Michael W. Levin acquired 300 shares, no par value, of CGSI on May 1, 1987 for $300. Frances Blanco acquired
7.90 shares, no par value, of CSGI on June 3, 1997 for $15,000, paid by a promissory note due in June 1998. Duncan Huyler acquired 7.90 shares, no par value, of CSGI on June 3, 1997 for $15,000, paid by a promissory note due in June 1998. Duncan Yates acquired 3.8748 shares, no par value, of CGSI on April 20, 1998 for $15,000, paid by a promissory note due in June 1998.
In May 1998, Mr. Levin made a gift of 3.1 shares to each of their two minor children. Pursuant to the reorganization, Mr. Levin and his children, Ms. Blanco, Mr. Huyler and Mr. Yates, representing all the issued and outstanding shares of CGSI, exchanged their shares of CGSI proportionally for 1,650,000 shares of the Company pursuant to the Company's acquisition of CGSI. Michael
W. Levin currently serves as the Company's Chief Executive Officer, President and Chairman of the Board. Frances Blanco currently serves as the Company's Vice President, Secretary, Treasurer and a Director. Duncan Huyler currently serves as the Company's Vice President and a Director.

      The Company granted Mr. Levin 5-year stock options to purchase up to 500,000 shares of Common Stock (no options are presently exercisable) to vest upon the Company attaining certain specified corporate milestones based upon corporate earnings, exercisable at $1.375. The Company granted to each of Ms. Blanco and Mr. Huyler 5-year stock options to purchase up to 100,000 shares of Common Stock each (no options are presently exercisable) to vest upon the Company attaining certain specified corporate milestones based upon corporate earnings, exercisable at $2.00.

      In August 1998, the Company filed a registration statement on Form S-8 for its 1998 Stock Option Plan. The Company has granted certain employees, 5-year and 10-year incentive stock options to purchase 295,381 shares, of which 88,229 options are presently exercisable, at prices of $1.25 to $4.00 per share. Executive officers and directors have been granted the following options pursuant to the 1998 Stock Option Plan: Michael W. Levin, 5-year options to purchase 51,223 shares at $1.375; Frances Blanco, 10-year options to purchase 7,741 shares at $1.25; Duncan Huyler, 10-year options to purchase 9,265 shares at $1.25; and Paul Baker, 10-year options to purchase 3,000 shares at $2.00 and 30,000 shares at $3.31. Pursuant to the 1998 Stock Option Plan, the Company has reserved 500,000 authorized and unissued shares of Common Stock for issuance upon the exercise of the incentive stock options.


-------------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------------

      (a)   Exhibits

      Exhibits required to be filed by Item 601 of Regulation SB are included in Exhibits to this Report as follows:

Exhibit     Description
-------     -----------
2.1         Agreement and Plan or Reorganization between Seafoods Plus, Ltd.
            and Cadapult Graphic Systems, Inc., a New Jersey corporation, dated June 5, 1998.
2.2         Agreement and Plan of Merger between Cadapult Graphic Systems, Inc.
            and Seafoods Plus, Ltd.(1)
2.3         Agreement and Plan of Merger Cadapult Graphic Systems Inc., a New
            Jersey corporation, and Cadapult Graphic Systems, Inc., a Delaware corporation(2)
2.4         Asset Purchase Agreement between Cadapult Graphic Systems, Inc. and
            BBG Technologies, Inc.
2.5         Asset Purchase Agreement between Cadapult Graphic Systems, Inc. and
            Tartan Technical, Inc. dated December 17, 1998(3)
2.6         Asset Purchase Agreement between Cadapult Graphic Systems, Inc. and
            WEB Associates, Inc. dated June 7, 1999(4)
3(i)(1)     Certificate of Incorporation of Cadapult Graphic Systems, Inc., a
            Delaware corporation(5)
3(i)(2)     Certificate of Merger of Seafoods Plus, Ltd. into Cadapult
            Graphic Systems, Inc.. a Delaware corporation(6)
3(i)(3)     Certificate of Merger of Domestic and Foreign Corporations into
            Cadapult Graphic Systems, Inc.(7)
3(i)(4)     Certificate of Ownership and Merger Merging Cadapult Graphic
            Systems Inc. into Cadapult Graphic Systems, Inc.(8)
3(i)(5)     Certificate of Amendment of Certificate of Incorporation of
            Cadapult Graphic Systems, Inc.

3(i)(6)     Certificate of Incorporation of Media Sciences, Inc.
3(ii)       By-Laws(9)
4.1         1998 Incentive Plan (Stock Option Plan)
4.2         Form of Option Agreement for Management
4.3         Form of Option Agreement for Employees
4.4         Form of Warrant Certificate
10.1        Form of Employment Agreement of Michael W. Levin dated May 1, 1998
10.2        Employment Agreement of Frances Blanco dated May 1, 1998

10.3        Employment Agreement of Duncan Huyler dated May 1, 1998
10.4        Amended Employment Agreement of Michael W. Levin dated as of
            September 1, 1998
10.5        Amended Employment Agreement of Duncan Huyler(10)
10.6        Amended Employment Agreement of Frances Blanco(11)
10.7        Credit and Security Agreement(12)
10.8        Lease
11          Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part II -
            Item 7, contained in this Form 10-KSB.
16          Letter on change in certifying accountant
21          Subsidiaries of the Registrant
27          Financial Data Schedule

______

(1) Incorporated by reference to Exhibit 2.1 of Quarterly Report on Form 10QSB/A filed on or about September 1, 1998
(2) Incorporated by reference to Exhibit 2.2 of Quarterly Report on Form 10QSB/A filed on or about September 1, 1998
(3)   List of schedules to Asset Purchase Agreement omitted herein   Exhibit
      A-Property and Equipment; Exhibit B-Bank Debt; Exhibit C-Gross Profit Definition; Exhibit D-Incentive Gross Profit Schedule; Exhibit E-Allocation of Purchase Price; Exhibit F-Form of Employment Agreement; Exhibit G-Lease; Exhibit H-Promissory Note; Exhibit I-Restrictive Covenant; Exhibit J-Adjustments; Escrow Agreement; and Indemnification Agreement. Exhibits B, E and I, although referenced in the Asset Purchase Agreement, were not made incorporated as schedules into the definitive Asset Purchase Agreement. Exhibit B relates to two loans of Tartan totaling $648,953.43 that were assumed and paid in full by the Company. Exhibit I became moot upon the execution of employment agreements by key personnel of Tartan.
(4) List of schedules to Asset Purchase Agreement omitted herein: Exhibit A-Property and Equipment; Exhibit B-NOT USED; Exhibit C-Gross Profit Definition; Exhibit D-Incentive Gross Profit Schedule; Exhibit E-Allocation of Purchase Price; Exhibit F-Form of Employment Agreement; Exhibit G-Lease; Exhibit H-NOT USED; Exhibit I-Restrictive Covenant; Exhibit J-Adjustments; and Exhibit K-Restrictive Legend. The Asset Purchase Agreement does not refer to and does not include Exhibits B and H.
(5) Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10QSB/A filed on or about September 1, 1998

(6) Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10QSB filed on or about November 9, 1998.
(7) Incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10QSB filed on or about November 9, 1998.
(8) Incorporated by reference to Exhibit 3.3 of Quarterly Report on Form 10QSB filed on or about November 9, 1998.
(9) Incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10QSB/A filed on or about September 1, 1998
(10) Incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10QSB filed on or about May 4, 1999
(11) Incorporated by reference to Exhibit 3.3 of Quarterly Report on Form 10QSB filed on or about May 4, 1999
(12) Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10QSB filed on or about May 4, 1999

The Company will furnish supplementally a copy of any omitted or summarized schedule of the Asset Purchase Agreement to the Commission upon request.


      (b)   Report on Form 8-K
            ------------------

      On June 8, 1999, the Company filed a report on Form 8-K dated June 8, 1999 reporting under Item 5 Other Events: (a) Asset purchase agreement for the acquisition of certain assets and liabilities of WEB Associates, Inc.; and (b) Non-binding letter of intent for the purchase of certain assets and liabilities of ultraHue, Inc.

      On September 22, 1999, the Company filed a report on Form 8-K reporting under Item 2 that Media Sciences entered into an asset purchase agreement with ultraHue, Inc., and under Item 5 that the Company commenced a legal proceeding against Tektronix, Inc.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CADAPULT GRAPHIC SYSTEMS, INC.

                                     By:  /s/ Michael W. Levin
                                          -------------------------------------
                                          Michael W. Levin
                                          Chief Executive Officer and President

Dated:  September 27, 1999


      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES                 TITLE                               DATE
----------                 -----                               ----
/s/ Michael W. Levin       Chairman of the Board, President    September 27, 1999
----------------------     and Chief Executive Officer
Michael W. Levin


/s/ Frances Blanco         Vice President, Secretary,          September 27, 1999
----------------------     Treasurer and Director
Frances Blanco


/s/ Duncan Huyler          Vice President                      September 27, 1999
----------------------
Duncan Huyler


/s/ Paul C. Baker          Director                            September 27, 1999
----------------------
Paul C. Baker