Form 10QSB
period 1999-09-30
CADAPULT GRAPHIC SYSTEMS INC
filed 1999-11-08
CIK 1024022

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 2, 1999, the issuer had 3,137,460 shares of common stock, par value $.001 per share, outstanding, of which 50,000 shares are presently being held in escrow.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                AND SUBSIDIARIES

             FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999


      Cadapult Graphic Systems, Inc., a Delaware corporation, and Media Sciences, Inc., a wholly-owned New Jersey corporation, are collectively referred to as "Cadapult" or the "Company" in this Form 10-QSB.


                              TABLE OF CONTENTS

                                                                  Page No.

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheets as of September 30,           4
            1999 and June 30, 1999

            Consolidated Statements of Operation For the Three        5
            Months Ended September 30, 1999 and 1998

            Consolidated Statement of Changes in Shareholder's        6
            Equity For the Three Months Ended September 30, 1999

            Consolidated Statements of Cash Flows For the Three       7
            Months Ended September 30, 1999 and 1998

            Notes to Consolidated Financial Statements                8

Item 2.     Management's Discussion and Analysis of Financial        11
            Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceeding                                         14

Item 2.     Changes in Securities                                    14

Item 4.     Submission of Matters to a Vote of Security Holders      15

Item 5.     Other Information                                        15

Item 6.     Exhibits and Reports on Form 8-K                         16

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Index to Financial Statements:

Consolidated Balance Sheets as of September 30,
1999 and June 30, 1999

Consolidated Statements of Operation For the Three
Months Ended September 30, 1999 and 1998

Consolidated Statement of Changes in Shareholder's
Equity For the Three Months Ended September 30, 1999

Consolidated Statements of Cash Flows For the Three
Months Ended September 30, 1999 and 1998

Notes to Consolidated Financial Statements

               Cadapult Graphic Systems, Inc. and Subsidiaries
                         Consolidated Balance Sheets

                                                                              September 30,       June 30,
            ASSETS                                                                1999              1999
                                                                              (Unaudited)
                                                                              ------------      ------------
CURRENT ASSETS:
   Cash                                                                       $     51,250      $     33,157
   Accounts Receivable, less allowance for doubtful accounts of $35,000          1,548,667         1,950,399
   Attorney Escrow Account                                                          50,000                 -
   Inventories                                                                   1,189,127         1,276,621
   Prepaid expenses and other current assets                                       278,736            77,471
                                                                              ------------      ------------
      Total Current Assets                                                       3,117,780         3,337,648

PROPERTY AND EQUIPMENT, NET                                                        627,605           627,029

OTHER ASSETS:
   Goodwill and other intangible assets                                            822,341           835,889
   Deferred acquisition costs                                                       37,720            34,542
   Security Deposits                                                                29,150            33,523
                                                                              ------------      ------------
                                                                                   889,211           903,954

TOTAL ASSETS                                                                  $  4,634,596      $  4,868,631
                                                                              ============      ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to Bank                                                       $  1,282,380      $  1,677,024
   Current maturities of long-term debt                                             87,333            87,547
   Accounts Payable                                                              1,935,046         1,710,861
   Accrued Expenses and other current liabilities                                   52,769           131,767
   Deferred Revenue                                                                316,294           294,089
                                                                              ------------      ------------
                                                                                 3,673,823         3,901,288

OTHER LIABILITIES:
   Long-term debt, less current maturities                                          63,332            69,445
   Note payable to related party                                                    20,832            20,832
                                                                              ------------      ------------
                                                                                    84,164            90,277

COMMITMENTS
SHAREHOLDERS' EQUITY
   Common Stock, .001 par value,
      Authorized 20,000,000 shares; issued  3,137,461
      in September and 3,058,308 in June                                             3,137             3,058
   Preferred Stock, .001 par value,
      Authorized 5,000,000 shares; no shares issued in September and June
   Additional paid-in capital                                                    1,317,594         1,171,782
   Retained earnings (deficit)                                                    (444,123)         (297,774)
                                                                              ------------      ------------
      Total Shareholders' equity                                                   876,608           877,066

Total Liabilities and Shareholders' Equity                                    $  4,634,596      $  4,868,631
                                                                              ============      ============

See accompanying notes to consolidated financial statements.

               Cadapult Graphic Systems, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                         1999              1998
                                                     ------------      ------------
NET SALES                                            $  3,149,164      $  1,943,161
                                                     ------------      ------------

COSTS AND EXPENSES :
    Cost of sales                                       2,281,196         1,399,500
    Selling, general and administrative expenses          950,616           716,171
                                                     ------------      ------------

LOSS FROM OPERATIONS                                      (82,648)         (172,511)

INTEREST EXPENSE, NET                                      63,701            25,801
                                                     ------------      ------------

LOSS BEFORE INCOME TAXES (CREDITS)                       (146,349)         (198,312)

INCOME TAXES (CREDITS):
    Current                                                     -                 -
    Deferred                                                    -           (39,000)
                                                     ------------      ------------
                                                                -           (39,000)

NET LOSS                                             $   (146,349)     $   (159,312)
                                                     ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              3,078,652         2,704,953
                                                     ============      ============

NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED                                $      (0.05)     $      (0.06)
                                                     ============      ============

See accompanying notes to consolidated financial statements.

               Cadapult Graphic Systems, Inc. and Subsidiaries
          Consolidated Statement of Changes in Shareholders' Equity
                For the Three Months Ended September 30, 1999
                                 (Unaudited)


                                                            Common Stock        Additional                   Total
                                                      -----------------------     Paid-in     Retained   Shareholders'
                                                        Shares       Amount       Capital     Earnings      Equity
                                                      ----------   ----------   ----------   ----------   ----------
BALANCES, JUNE 30, 1999                                3,058,308   $    3,058   $1,171,782   $ (297,774)     877,066

PERIOD ENDED SEPTEMBER 30, 1999
   Sale of Common Stock  through Private Placement        60,000           60      119,640            -      119,700
   Issuance of Common Stock for services                  15,000           15       20,985            -       21,000
   Exercise of employee stock options                      4,153            4        5,187            -        5,191
   Net loss                                                    -            -            -     (146,349)    (146,349)
                                                      ----------   ----------   ----------   ----------   ----------

BALANCES, SEPTEMBER 30, 1999                           3,137,461   $    3,137   $1,317,594   $ (444,123)  $  876,608
                                                      ==========   ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

               Cadapult Graphic Systems, Inc. and Subsidiaries
                           Statements of Cash Flows
                                 (Unaudited)

                                                                        Three Months Ended
                                                                           September 30,
                                                                      1999              1998
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $   (146,349)     $   (159,312)
    Adjustments to reconcile net loss to net cash
      flows from operating activities:
         Depreciation and amortization                                  72,081            31,381
         Deferred income taxes                                               -           (39,000)
         Issuance of Common Stock and Warrants for services             21,000            13,042
         Changes in operating assets and liabilities:
             Accounts receivable                                       401,732           466,213
             Inventories                                                87,494           332,155
             Prepaid expenses and other current assets                (201,265)          (14,489)
             Security deposits                                           4,373                 -
             Accounts payable                                          224,185          (751,941)
             Accrued expenses and other current liabilities            (78,998)          (76,845)
             Deferred revenue                                           22,205            47,783
                                                                  ------------      ------------
                 Net cash flows from operating activities              406,460          (151,013)
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES  -
    Purchases of property and equipment                                (43,109)          (53,072)
    Costs related to acquisitions                                                        (16,090)
    Purchase of intangible assets                                      (16,000)
    Deferred acquisition costs                                          (3,178)
                                                                  ------------      ------------
                 Net cash flows from investing activities              (62,287)          (69,162)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Note payable to bank                                              (394,644)          155,000
    Payments on long term debt                                          (6,327)          (22,460)
    Due to officer                                                           -           (20,000)
    Attorney Escrow Account                                            (50,000)          320,000
    Proceeds from exercise of employee stock options                     5,191                 -
    Sale of common stock, Net                                          119,700           250,000
                                                                  ------------      ------------
                 Net cash flows from financing activities             (326,080)          682,540
                                                                  ------------      ------------

NET CHANGE IN CASH                                                      18,093           462,365

CASH, BEGINNING OF PERIOD                                               33,157            22,820
                                                                  ------------      ------------

CASH, END OF PERIOD                                               $     51,250      $    485,185
                                                                  ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                 $     63,701      $     25,801
                                                                  ============      ============
    Income taxes paid                                                        -                 -
                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                     CADAPULT GRAPHIC SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accounting and reporting policies of Cadapult Graphic Systems, Inc. ("Cadapult" or the "Company") conform to generally accepted accounting principles. Except for the June 30, 1999 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

      Pursuant to an Agreement and Plan of Reorganization dated June 5, 1998 (the "Plan"), between the Company; Cadapult Graphic Systems, Inc., a New Jersey corporation ("CGSI"); all of the stockholders of Cadapult (the
"CGSI Stockholders"); Jenson Services, Inc., a Utah corporation ("Jenson Services"); and Duane S. Jenson and Jeffrey D. Jenson (collectively, the "Jensons"), the CGSI Stockholders became the controlling stockholders of the Registrant in a transaction viewed as a reverse acquisition, and CGSI became a wholly-owned subsidiary of the Company. The Plan was treated as a recapitalization of CGSI for accounting purposes, and the closing date of the Plan was June 18, 1998. The historical financial statements of Seafoods Plus Ltd. prior to the merger will no longer be reported, as CGSI's financial statements are now considered the financial statements of the ongoing reporting entity.

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

      On June 24, 1998, the Company elected to change its fiscal year from a September 30 year end to a June 30 year end.

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

NOTE 3 - PRIVATE PLACEMENT

      On October 1, 1999, the Company entered into a Managing Dealer
Agreement with a placement agent wherein the placement agent will, on a best efforts basis, offer up to $5,000,000 of the Company's convertible adjustable preferred stock to accredited investors. Each unit includes one share of Series A Preferred Stock ("Series A") and two warrants to purchase a total of two shares of common stock for $4.50. Dividends on Series A stock will accrue at the rate of 11.50% per annum and are payable quarterly. Each Series A share is convertible at the option of the holder beginning 30 days after closing (no later than December 31, 1999) at a rate of 3.077 shares of common stock for one share of Series A. The conversion price shall adjust to 75% of the average bid price for the 90 days preceding the 24th month anniversary of the closing of the offering and again on the 48th month anniversary. Under no circumstances can a new conversion price be below $2.00 per share.

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

NOTE 4 - ACQUISITION

      On September 7, 1999, Media Sciences, Inc., a newly formed wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement
 ("Agreement") with ultraHue, Inc., a New Mexico corporation. The Company has agreed to purchase certain assets and assume certain liabilities of ultraHue for $3,500,000. The obligation of the Company to purchase the assets is contingent upon the Company obtaining financing not less than $3,000,000 to fund the purchase. In the event that the Company does not obtain such financing by December 7, 1999, either party shall have the option to terminate the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis should be read in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in the Form 10-KSB filed September 27, 1999.

Results of Operations
For the Three Months Ended September 30, 1999 and 1998

Sales. Consolidated sales for the three months ended September 30, 1999 compared to the same period in 1998, increased approximately 62% to $3,149,164 from $1,943,151. The revenue mix in 1999 has shifted with supplies revenue increasing as a percentage of total sales, while systems revenue has decreased as a percentage of total sales. Service revenues, as a percentage of sales have remained consistent. The increase in sales can be primarily attributed to the acquisition of Tartan Technical Inc. in January 1999 and WEB Associates Inc. in June 1999.

Cost of Sales. Cost of Sales for the three months ended September 30, 1999 were $2,281,196, or approximately 72.4% of sales, as compared to $1,399,500 or approximately 72.0% of sales for the comparable period in 1998. The Cost of Sales in 1999 remained consistent despite the shift in the revenue mix.

Selling, General and Administrative. For the three months ended September 30, 1999, Selling, General and Administrative expenses increased to $950,616 from $716,171, which represents a decrease to 30.2% of sales from 36.9% of sales. The increase in 1999, can be attributed to amortization of goodwill resulting from the acquisitions of Tartan Technical in January 1999 and WEB Associates in June 1999, to increased payroll resulting from an increase in personnel to 36 employees from 28 employees, and to the legal expenses associated with the Tektronix lawsuit which amounted to $46,000 for this three month period. The increase in personnel can be attributed to staff additions associated with the acquisition of Tartan Technical and WEB Associates.

Interest Expense. For the three months ended September 30, 1999, Interest expense increased to $63,701 from $25,801. The increase in 1999 was due primarily to an increase in borrowings to finance the Company's increased receivables and inventory due to the acquisitions.

Income Taxes. For the three months ended September 30, 1999, the Company recorded a tax benefit of $44,000 primarily due to a net operating loss carryforward offset by a valuation allowance of $44,000.

Net Loss. For the three month period ended September 30, 1999, the Company had a net loss of $146,349 or $0.05 per share as compared to a net loss of $159,312 or $0.06 per share, for the corresponding three month period ended September 30, 1998.

Liquidity and Capital Resources

The Company experienced positive cash flow of $18,093 for the three months ended September 30, 1999. Cash used in operations resulted in positive cash flows of $406,460 primarily due to a loss of $146,349 and an increase in prepaid expenses and other current assets of $201,265, offset by a non cash charge to depreciation and amortization of $72,081, a decrease in accounts receivable of $401,732, a decrease in inventories of $87,494 and a increase in accounts payable of $224,185. Cash used in investing activities was primarily comprised of purchase of equipment and the URL www.freecolorprinter.com. The cash generated by the above, and through the sale of common stock, was used to repay $394,644 of the credit facility and for the ultraHue deposit of $50,000.

The Company has an agreement with a lender under which it can borrow up to $6,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 2% over the lender's base rate, are payable on demand and are collateralized by all assets of the Company. As of September 30, 1999 the Company had used $1,282,380 of this line.

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

On October 1, 1999, the Company entered into a Managing Dealer Agreement with a placement agent for a proposed private offering of up to $5,000,000. The proposed private offering is of 500,000 units of the Company's securities, each unit consisting of one share of convertible adjustable preferred stock and one warrant to purchase two shares of common stock at $4.50. The preferred stock will originally be convertible at $3.25 per share. In addition, the preferred stock will carry a dividend, paid quarterly, of 11.5% per annum. The offering is to be sold to accredited investors only in states where permitted. The use of proceeds will be targeted at additional acquisitions, expansion of Cadapult's "No-Cap Color" printer program and for working capital. The offering is on a "best efforts" basis, but could ultimately raise up to $11 million for the Company if fully sold and if the included warrants are exercised.


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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDING

      In August 1999, Cadapult instituted an action against Tektronix, Inc. before the Superior Court in New Jersey, which action has been moved before the United States District Court for the District of New Jersey. In our lawsuit, we seek certain injunctive relief and an indeterminate amount of damages, and allege that Tektronix, Inc. violated the New Jersey Franchise Practices Act, the New Jersey Antitrust Act, federal acts prohibiting restraints of trade, breach of contract and unfair competition, among other claims. In our lawsuit, we allege that, in August 1999, Tektronix, Inc. unilaterally, and without notice, illegally terminated Cadapult's Tektronix Premier Plus Reseller franchise because we are selling a non-Tektronix product, Cadapult solid ink that is supplied to us by ultraHue, Inc. We are informed that Tektronix controls 97% of the U.S. solid ink market for digital printers (which essentially are only Tektronix printers). The results of our pending lawsuit could have material positive or material adverse consequences to our business. We derived 45% of our fiscal year 1999 revenues from sales and services of Tektronix products. The lawsuit has only recently commenced and may or may not be resolved in the near future. The loss of all or a part of this lawsuit could have a material adverse affect on our business and operations.

ITEM 2.     CHANGES IN SECURITIES

      On August 13, 1999, we amended our Certificate of Incorporation to authorize a class of 5,000,000 shares of "blank check" preferred stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Cadapult. On October 4, 1999, we filed a certificate of designation to create a series of 1,000,000 shares of series A preferred stock. The series A preferred stock bears a fixed 11.5% dividend per year, and it is convertible into shares of common stock initially at $3.25 per share, adjusted after 2 years to 75% of the common stock's market price, and adjusted after 4 years to 75% of the common stock's market price, but in no case adjusted to less than $2.00 per share. The series A preferred stock can be called by Cadapult at $15.00 per share. We presently do not have any shares of series A preferred stock issued and outstanding. We may issue more shares of preferred stock in the future which may have different designations, rights and preferences.

      On September 13, 1999, we completed a private placement sale of 127,750 shares of unregistered and restricted common stock and raised gross proceeds of approximately $255,500 in transactions deemed to be exempt under Rules 505 and 506 of Regulation D under the Securities Act. We are presently holding 50,000 of these shares in escrow until certain conditions are fulfilled.
We applied the net proceeds to development of our Internet-based services, working capital, and other general corporate purposes. The private placement was conducted by our officers and directors and was not underwritten.

      In September 1999, we issued 15,000 shares of common stock for legal services valued at $21,000, in a transaction deemed to be exempt under
Section 4(2) of the Securities Act.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We, as authorized by the necessary approvals of the Board of Directors and the holders of the majority of our common stock, including certain members of management and the Board of Directors adopted resolutions regarding amending our Certificate of Incorporation to decrease the number of authorized capital stock and to authorize a class of preferred stock by changing the authorized capital stock that we are authorized to issue to twenty five million (25,000,000), consisting of twenty million (20,000,000) shares of common stock with $.001 par value per share and five million (5,000,000) shares of preferred stock with $.001 par value. The holders of 1,707,500 shares of our common stock, representing approximately 56% of the outstanding shares entitled to vote as of June 30, 1999, have delivered written consents in lieu of a meeting of stockholders dated June 30, 1999 approving the actions amending the certificate of incorporation.

ITEM 5.     OTHER INFORMATION

      On October 1, 1999, we entered into a managing dealer agreement with a placement agent for a best efforts offering for up to $5,000,000 of unit securities, consisting of one share of series A preferred stock and two warrants to purchase a total of two shares of common stock. The terms of the series A preferred stock are described in Item 2 of this report on Form 10-QSB. Each warrant is exercisable for 5 years at $4.50 per share into one share of common stock. The placement agent's fees will include commissions and nonaccountable expense allowances equal to 13% of the proceeds of the offering, five year warrants to purchase 215,000 shares of our common stock at $1.65 per share and up to 500,000 shares of our common stock at $3.75 per share. We have agreed to register all of the shares of common stock necessary for the conversion of the series A stock and all of the shares of common stock underlying warrants, including the warrants to the placement agent, within 90 days of the closing of the offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
---------------   ----------------------
Exhibit 3(i)(1)   Certificate of Amendment of Certificate of Incorporation of
                  Cadapult Graphic Systems, Inc. (incorporated by reference to Exhibit 3(i)(5) 10-KSB filed on September 28, 1999)
Exhibit 3(i)(2)   Certificate of Incorporation of Media Sciences, Inc.
                  (incorporated by reference to Exhibit 3(i)(6) 10-KSB filed on September 28, 1999)
Exhibit 4         Certificate of Designation
Exhibit 27        Financial Data Schedule for the three months ended
                  September 30, 1999

(b)    Reports on Form 8-K.

      On September 22, 1999, we filed a report on Form 8-K reporting under
Item 2 that we entered into an asset purchase agreement with ultraHue, Inc., and under Item 5 that we commenced a legal proceeding against Tektronix, Inc.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CADAPULT GRAPHIC SYSTEMS, INC.


Date:  November 5, 1999             /s/ Michael W. Levin
                                    -------------------------------------
                                    Michael W. Levin
                                    President and Chief Executive Officer

Date:  November 5, 1999             /s/ Frances Blanco
                                    -------------------------------------
                                    Frances Blanco
                                    Vice President and Treasurer