Form 10QSB
period 1999-12-31
CADAPULT GRAPHIC SYSTEMS INC
filed 2000-02-10
CIK 1024022

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 7, 1999, the issuer had 3,197,775 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                AND SUBSIDIARIES

             FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1999


                              TABLE OF CONTENTS

                                                                    Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets as of December 31, 1999 and      4
         June 30, 1999

         Consolidated Statements of Operations                        5
         For the Three Months and Six Months Ended
         December 31, 1999 and 1998

         Consolidated Statement of Changes in Shareholder's           6
         Equity For the Six Months Ended December 31, 1999

         Consolidated Statements of Cash Flows                        7
         For the Six Months Ended December 31, 1999 and 1998

         Notes to Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis of Financial           10
         Condition and Results of Operations


PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                       13

Item 4.  Submission of Matters to a Vote of Security Holders         14

Item 5.  Other Information                                           14

Item 6.  Exhibits and Reports on Form 8-K                            15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Index to Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and
June 30, 1999

Consolidated Statements of Operations
For the Three Months and Six Months Ended
December 31, 1999 and 1998

Consolidated Statement of Changes in Shareholder's
Equity For the Six Months Ended December 31, 1999

Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                Cadapult Graphic Systems, Inc. and Subsidiaries
                         Consolidated Balance Sheets

                                                  December 31,        June 30,
         ASSETS                                       1999              1999
                                                  (Unaudited)
                                                  ------------      ------------
CURRENT ASSETS:
    Cash                                          $    570,093      $     33,157
    Accounts Receivable, less allowance
       for doubtful accounts of $35,000              1,982,548         1,950,399
    Attorney Escrow Account                                  -                 -
    Inventories                                      1,342,762         1,276,621
    Prepaid and refundable Income Taxes                      -                 -
    Deferred tax asset                                 307,000                 -
    Prepaid expenses and other current assets           49,722            77,471
                                                  ------------      ------------
        Total Current Assets                         4,252,125         3,337,648

PROPERTY AND EQUIPMENT, NET                            638,703           627,029

OTHER ASSETS:
    Goodwill and other intangible assets, NET        4,411,964           835,889
    Deferred acquisition costs                          13,265            34,542
    Security Deposits                                   30,567            33,523
                                                  ------------      ------------
                                                     4,455,796           903,954

TOTAL ASSETS                                      $  9,346,624      $  4,868,631
                                                  ============      ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable to Bank                          $  1,325,165      $  1,677,024
    Note payable                                     1,160,000                 -
    Current maturities of long-term debt               101,463            87,547
    Accounts Payable                                 1,354,876         1,710,861
    Accrued Expenses and other current liabilities      44,693           131,767
    Due to Seller                                      533,253                 -
    Due to officer                                           -                 -
    Deferred Revenue                                   364,732           294,089
                                                  ------------      ------------
                                                     4,884,182         3,901,288

OTHER LIABILITIES:
    Long-term debt, less current maturities             27,778            69,445
    Note payable to related party                       20,832            20,832
                                                  ------------      ------------
                                                        48,610            90,277

COMMITMENTS
SHAREHOLDERS' EQUITY
    Common Stock, .001 par value,
       Authorized 20,000,000 shares; issued
       3,197,775 in December and 3,058,308
       in June                                           3,198             3,058
    Preferred Stock, .001 par value,
       Authorized 5,000,000 shares; issued
       388,500 in December                                 389                 -
    Additional paid-in capital                       4,626,221         1,171,782
    Retained earnings (deficit)                       (215,976)         (297,774)
                                                  ------------      ------------
        Total Shareholders' equity                   4,413,832           877,066

Total Liabilities and Shareholders' Equity        $  9,346,624      $  4,868,631
                                                  ============      ============

See accompanying notes to consolidated financial statements.

                Cadapult Graphic Systems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                               Three Months Ended           Six Months Ended
                                                  December 31,                December 31,
                                                1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
NET SALES                                   $ 2,961,405   $ 2,532,474   $ 6,110,569   $ 4,475,635
                                            -----------   -----------   -----------   -----------

COSTS AND EXPENSES:
   Cost of sales                              2,025,858     1,835,314     4,307,053     3,234,814
   Selling, general and administrative
      expenses                                  959,620       632,886     1,910,237     1,349,057
                                            -----------   -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS                   (24,073)       64,275      (106,722)     (108,236)

INTEREST EXPENSE, NET                            54,780        31,400       118,481        57,202
                                            -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES (CREDITS)     (78,853)       32,874      (225,202)     (165,438)

INCOME TAXES (CREDITS):
    Current                                           -             -             -             -
    Deferred                                   (307,000)            -      (307,000)      (39,000)
                                            -----------   -----------   -----------   -----------
                                               (307,000)            -      (307,000)      (39,000)

NET INCOME (LOSS)                           $   228,147   $    32,874   $    81,798   $  (126,438)
                                            ===========   ===========   ===========   ===========

PREFERRED STOCK DIVIDEND                    $   (20,112)  $         -   $   (20,112)  $         -
                                            ===========   ===========   ===========   ===========

NET INCOME (LOSS) ATTRIBUTED TO
   COMMON STOCK                             $   208,035   $    32,874   $    61,686   $  (126,438)
                                            ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   BASIC                                      3,184,652     2,811,518     3,166,114     2,757,650
                                            ===========   ===========   ===========   ===========
   DILUTED                                    3,409,734     2,903,897     3,278,655             -
                                            ===========   ===========   ===========   ===========


NET INCOME (LOSS) PER COMMON SHARE:
   BASIC                                    $      0.07   $      0.01   $      0.02   $     (0.05)
                                            ===========   ===========   ===========   ===========
   DILUTED                                  $      0.07   $      0.01   $      0.02   $         -
                                            ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

               Cadapult Graphic Systems, Inc. and Subsidiaries
          Consolidated Statement of Changes in Shareholders' Equity
                      Six Months Ended December 31, 1999
                                 (Unaudited)

                                                                                Additional                     Total
                                       Common Stock         Preferred Stock       Paid-in      Retained    Shareholders'
                                -----------------------   -------------------   -----------   ----------   -------------
                                   Shares       Amount     Shares     Amount      Capital      Earnings        Equity
                                ------------   --------   --------   --------   -----------   ----------   -------------
BALANCES, JUNE 30, 1999            3,058,308   $  3,058          -   $      -   $ 1,171,782   $ (297,774)        877,066

PERIOD ENDED DECEMBER 31, 1999

  Sale of Common Stock through
    Private Placement, NET            60,000         60          -          -       119,640            -         119,700
  Sale of Preferred Stock
    through Private Placement,
    NET                                    -          -    388,500        389     3,198,368            -       3,198,757
  Issuance of Common Stock
    for services                      25,435         25          -          -        50,975            -          51,000
  Issuance of Stock for
    Acquisition                       34,818         35          -          -        81,570            -          81,605
  Exercise of employee stock
    options                           19,214         20          -          -        23,998            -          24,018
  Preferred Stock Dividend, 11.5%          -          -          -          -       (20,112)           -         (20,112)
  Net Income                               -          -          -          -             -       81,798          81,798
                                ------------   --------   --------   --------   -----------   ----------   -------------

BALANCES, DECEMBER 31, 1999        3,197,775   $  3,198    388,500   $    389   $ 4,626,221   $ (215,976)  $   4,413,832
                                ============   ========   ========   ========   ===========   ==========   =============

See accompanying notes to consolidated financial statements.

               Cadapult Graphic Systems, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                     Six Months Ended
                                                                        December 31,
                                                                  1999              1998
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (loss)                                         $     81,798      $   (126,438)
    Adjustments to reconcile net Income (loss) to net cash
      flows from operating activities:
         Depreciation and amortization                             157,055            60,446
         Deferred income taxes                                    (307,000)          (39,000)
         Issuance of common stock and warrants for services         51,000            13,042
         Changes in operating assets and liabilities:
             Accounts receivable                                   379,294           191,542
             Inventories                                           130,482           191,293
             Prepaid and refundable income taxes                         -            46,295
             Prepaid expenses and other current assets              27,749           (25,083)
             Security deposits                                       2,956                 -
             Accounts payable                                     (457,577)         (143,383)
             Accrued expenses and other current liabilities        (87,074)          (72,569)
             Deferred revenue                                       70,643            77,769
                                                              ------------      ------------
                 Net cash flows from operating activities           49,326           173,914
                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES  -
    Purchases of property and equipment                            (48,723)          (55,192)
    Purchase of intangible assets                                  (16,000)          (19,885)
    Cost of net assets of acquired business                     (2,438,477)                -
    Deferred acquisition costs                                      21,277                 -
                                                              ------------      ------------
                 Net cash flows from investing activities       (2,481,923)          (75,077)
                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Note payable to bank, net                                     (351,859)          105,000
    Payments on long term debt                                     (27,751)          (44,545)
    Advances from officer                                                -           (20,000)
    Attorney escrow account                                              -          (380,000)
    Due to seller                                                   26,780                 -
    Preferred Stock Dividend                                       (20,112)                -
    Sale of preferred stock                                      3,198,757                 -
    Sale of common stock                                           143,718           250,000
                                                              ------------      ------------
                 Net cash flows from financing activities        2,969,533           (89,545)
                                                              ------------      ------------

NET CHANGE IN CASH                                                 536,936             9,292

CASH, BEGINNING OF PERIOD                                           33,157            22,820
                                                              ------------      ------------

CASH, END OF PERIOD                                           $    570,093      $     32,112
                                                              ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                             $    118,481      $     57,202
                                                              ============      ============
    Income taxes paid                                                    -                 -
                                                              ============      ============

Non cash investing activities -
    Acquisition of business:
      Fair value of assets acquired                           $  4,104,950      $          -
      Due to seller                                           $   (506,473)     $          -
      Less Note payable                                       $ (1,160,000)     $          -
                                                              ------------      ------------
         Net cash payment                                     $  2,438,477      $          -
                                                              ============      ============

    Issuance of Common Stock upon partial
      satisfaction of Tartan acquisition contingency          $     81,605      $          -
                                                              ============      ============

See accompanying notes to consolidated financial statements.

                     CADAPULT GRAPHIC SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

      Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 1999 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 1999. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS:

      Pursuant to an Agreement and Plan of Reorganization dated June 5, 1998 (the "Plan"), between us; Cadapult Graphic Systems, Inc., a New Jersey corporation ("Cadapult"); all of the stockholders of Cadapult (the "Cadapult Stockholders"); Jenson Services, Inc., a Utah corporation ("Jenson Services"); and Duane S. Jenson and Jeffrey D. Jenson (collectively, the "Jensons"), the Cadapult Stockholders became our controlling stockholders in a transaction viewed as a reverse acquisition, and Cadapult became a wholly-owned subsidiary. The Plan was treated as a recapitalization of Cadapult for accounting purposes, and the closing date of the Plan was June 18, 1998. The historical financial statements of Seafoods Plus Ltd. prior to the merger will no longer be reported, as Cadapult's financial statements are now considered the financial statements of the ongoing reporting entity.

      On August 10, 1998, our stockholders approved an amendment to our Certificate of Incorporation to change our name from Seafoods Plus Ltd. to Cadapult Graphic Systems, Inc. The stockholders also approved our reincorporation as a Delaware corporation and a related Agreement and Plan of Merger pursuant to which we merged into a wholly-owned Delaware subsidiary. Our Board of Directors and the Board of Directors of our New Jersey Subsidiary authorized a Parent/Subsidiary merger of the two companies.

      On June 24, 1998, we elected to change our fiscal year from a September 30 year end to a June 30 year end.

      We are engaged in the business of providing computer graphics systems, peripherals, supplies, training and service to graphics professionals. We are a value-added dealer of computer graphics equipment and supplies, including design software and workstations, publishing software and workstations, file servers, networks, color scanners and color printers and copiers. Our markets include advertising and marketing companies, printers, quick print shops, services bureaus, animators and industrial designers, as well as the broad market for color printers. Through our wholly owned subsidiary Media Sciences, we manufacture and distribute solid ink and toner products for use in workgroup color printers.

NOTE 3 - PRIVATE PLACEMENT

      On October 1, 1999, we entered into a managing dealer agreement with a placement agent wherein the placement agent will, on a best efforts basis, offer up to $5,000,000 of units of our securities to accredited investors. In December 1999, our Board of Directors approved an amendment to the managing dealer agreement reflecting an increase in the offering from $5,000,000 to $5,500,000. Each unit is priced at $10.00 and includes one share of series
A preferred stock and two warrants to purchase a total of two shares of common stock for $4.50. Dividends on series A preferred stock accrue at the rate of 11.50% per annum and are payable quarterly. Each series A preferred share is convertible at the option of the holder beginning 30 days after closing, which shall be no later than March 31, 2000, at a rate of 3.077 shares of common stock for one share of series A preferred. The conversion price shall adjust to 75% of the average bid price for the 90 days preceding the 24th month anniversary of the closing of the offering and again on the 48th month anniversary. Under no circumstances can a new conversion price be below $2.00 per share.

      The discount, if any, resulting from allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and will be recognized as a return to preferred shareholders over the minimum period from the date of issuance through the date of earliest conversion using the effective yield method.

      We have the right to call the series A preferred stock at $15.00 per share at any time. Holders have the right to convert upon receipt of the call notice.

      We have agreed to register all of the shares of common stock necessary for the conversion of the series A preferred stock and all shares of common stock underlying warrants within 90 days of the closing of the private placement.

      The placement agent's fee will include a commission and a nonaccountable expense allowance equal to 13% of the proceeds of the offering, five year warrants to purchase up to 236,500 shares of our common stock at $1.65 per share and up to 550,000 shares of our common stock at $3.75 per share. The value of the warrants will be recognized as a cost of issuance of the series A preferred shares.

      As of December 31, 1999, we sold 388,500 units, representing 388,500 shares of series A preferred stock and 777,000 warrants to purchase common stock for $4.50, providing us with net proceeds of $3,198,757.

NOTE 4 - ACQUISITION

      On December 13, 1999, our wholly owned subsidiary, Media Sciences, Inc., completed the acquisition of substantially all of the assets of ultraHue, Inc. We paid $2,340,000 at closing, entered into a note, carrying an interest rate of 7%, for $1,160,000 due on December 13, 2000, and agreed to pay the value of the acquired receivables and inventory, less the assumed
trade payables, as those receivables were collected and inventory sold.   In
addition, the Asset Purchase Agreement provides for an additional purchase price of 10-30% of the Media Sciences' profits for three years.

NOTE 5 - EARNINGS PER SHARE

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities. All earnings per share amount for all periods have been presented in accordance with SFAS No. 128 requirements.

      The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months              Six Months
                                                         Ended                     Ended
      December 31,                                 1999         1998         1999         1998
                                                ----------   ----------   ----------   ----------
      Numerator:
         Net income (loss) - basic              $  208,035   $   32,874   $   61,686   $ (126,438)
                                                ==========   ==========   ==========   ==========
         Net income (loss) - diluted            $  228,147   $   32,874   $   81,798   $ (126,438)
                                                ==========   ==========   ==========   ==========

      Denominator :
         Denominator for basic earnings
            per share:
            Weighted average shares              3,184,652    2,811,518    3,166,114    2,757,650
                                                ----------   ----------   ----------   ----------

      Effect of dilutive securities
         Conversion of Preferred Class A Stock     139,219            -       36,279            -
         Employee stock options                     85,863       92,379       76,262            -
                                                ----------   ----------   ----------   ----------

      Denominator for diluted earnings per
         share                                   3,409,734    2,903,897    3,278,655    2,757,650
                                                ==========   ==========   ==========   ==========

      Earnings (loss) per share :
         Basic                                  $     0.07   $     0.01   $     0.02   $    (0.05)
                                                ==========   ==========   ==========   ==========
         Diluted                                $     0.07   $     0.01   $     0.02            -
                                                ==========   ==========   ==========   ==========

     The following warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three and six months ended December 31, 1999 and 1998 because the warrants' exercise price was greater than the average market price of the common stock:

                                                     Three Months              Six Months
                                                         Ended                     Ended
        December 31,                               1999         1998         1999         1998
                                                ----------   ----------   ----------   ----------
        Anti-dilutive warrants and options       1,009,200       75,000    1,009,200       75,000
                                                ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


      You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed September 27, 1999.

Results of Operations
For the Three Months and Six Months Ended December 31, 1999 and 1998

Sales. Our consolidated sales for the three months ended December 31, 1999 compared to the same period in 1998, increased approximately 17% to $2,961,405 from $2,532,474. Our consolidated sales for the six months ended December 31, 1999 compared to the same period in 1998, increased approximately 37% to $6,110,569 from $4,475,635. The increase in our sales can be attributed to the acquisitions of Tartan Technology, WEB Associates and ultraHue, offset by a decrease in the sales of our non-acquired businesses. For the three months ending December 31, 1999, the acquisitions contributed $1,405,115 in sales and for the six months ended December 31, 1999, the acquisitions contributed $2,572,969 in sales. The decrease in sales of our non-acquired businesses can be attributed to delays in large system purchases by many of our clients until the passing of the Y2K turnover.

Cost of Sales. Our cost of sales for the three months ended December 31, 1999 were $2,025,858, or approximately 68.4% of sales, as compared to $1,835,314, or approximately 72.5% of sales for the comparable period in 1998. Cost of sales for the six months ended December 31, 1999 were $4,307,054, or approximately 70.5% of sales, as compared to $3,234,814, or approximately 72.3% of sales for the comparable period in 1998. The decrease in our cost of sales can be attributed to the high margin business generated by our Media Sciences subsidiary.

Selling, General and Administrative. For the three months ended December 31, 1999, our selling, general and administrative expenses increased to $959,620 from $632,886, which represents a increase to 32% of sales from 25% of sales. For the six months ended December 31, 1999, our selling, general and administrative expenses increased to $1,910,236 from $1,349,057, which represents an increase to 31% of sales from 30% of sales. The increase in our selling, general and administrative expenses can be attributed to the additional overhead created by our acquisitions and in preparation for our continued growth.

Interest Expense. For the three months ended December 31, 1999, our Interest expense increased to $54,780 from $31,400. For the six months ended December 31, 1999, Interest expense increased to $118,481 from $57,202. The increase in 1999 is due primarily to the increase in borrowing due to our acquisitions and to the increased costs of our new lending facility.

Income Taxes. For the three months ended December 31, 1999, we have recorded a deferred income tax benefit of $307,000. This benefit results from the elimination of the valuation allowance that offset net operating loss tax benefits from prior periods, and from a tax benefit of a net operating loss carryforward for the three months ending December 31, 1999. We are required to recognize future tax benefits to the extent that realization of such benefits is more likely than not. Based upon the historical earnings of ultraHue, we believe that the "more likely than not" criteria have been met, and accordingly, the valuation allowance has been eliminated. For the six months ended December 31, 1999, we have recorded the deferred income tax benefit of $307,000 described above.

Dividends. For the three months ending December 31, 1999, we accrued $20,112 of stock dividends to be paid to our preferred shareholders of record as of December 31, 1999.

Net Income (Loss). For the three month period ended December 31, 1999, we earned a net profit of $228,147 or $0.07 per share basic and diluted as compared to a net profit of $32,874 or $0.01 per share, basic and diluted, for the corresponding three month period ended December 31, 1998. For the six month period ended December 31, 1999, we earned a net profit of $81,798 or $0.02 per share basic and diluted as compared to a net loss of $126,438 or $0.05 per share for the corresponding six month period ended December 31, 1998.

Liquidity and Capital Resources

We experienced positive cash flow of $536,936 for the six months ended December 31, 1999. Cash used in operations resulted in positive cash flows of $49,326 primarily due to a profit of $81,798, non cash charges for depreciation, amortization and issuance of our securities for services of $208,005, a decrease in accounts receivables of $379,294, a decrease in inventory of $130,482 and an increase in deferred revenue of $70,643 offset by the non-cash income tax benefit of $307,000 and decrease in accounts payable and accrued expenses of $544,663.

The cash we used in investing activities included the purchase of equipment, a URL and the net assets of ultraHue for a total of $2,481,923.

In September 1999, we completed a private placement for $255,500 consisting of 127,750 shares of common stock at a purchase price of $2.00. Expenses associated with the private placement were approximately $15,000, providing us with net proceeds of $240,500. We used substantially all of the proceeds to invest in our Internet initiatives including SamplePrint.com and the upgrade of our accounting system in preparation for our Internet storefront service.

On October 1, 1999, we entered into a managing dealer agreement with a placement agent for a proposed private offering of up to $5,000,000. The private placement is of 500,000 units of our securities with a face value of $10.00 per unit, each unit consisting of one share of convertible adjustable preferred stock and one warrant to purchase two shares of common stock at $4.50. The preferred stock is originally convertible at $3.25 per share.
In addition, the preferred stock carries a dividend, paid quarterly, of 11.5% per annum. The private placement is sold to accredited investors only in states where permitted. The use of proceeds will be targeted at additional acquisitions, expansion of Cadapult's "No-Cap Color" printer program and for working capital. The offering is on a "best efforts" basis, but could ultimately raise up to $11 million for us if fully sold and if the included warrants are exercised. In December 1999, our Board of Directors approved an increase of the private placement to $5,500,000.

We generated cash from the sale of our common and preferred stock of $3,342,475 for the six months ended December 31, 1999. With these proceeds, we executed the ultraHue acquisition and repaid $379,610 in bank debt.

We have an agreement with a lender under which we can borrow up to $6,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 2% over the lender's base rate, are payable on demand and are collateralized by all of our assets. As of December
31, 1999, we had used $1,325,165 of this line.

Inflation

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the future.

Seasonality

We anticipate that our cash flow from operations will be significantly greater in the fall and winter months than in the spring and summer months due to the purchasing cycles associated with our products. In the event that we are unable to generate sufficient cash flows from operations during the seasons of peak operations, we may be required to utilize other cash reserves, if any, or seek additional equity/debt financing to meet operating expenses, and there can be no assurance that there will be any other cash reserves or that additional financing will be available or, if available, on reasonable terms.

Year 2000 Discussion

We completed a review of Year 2000 issues that may affect us in November 1999. We have determined that there are no significant Year 2000 issues within our internal systems or services. In our internal operations, we use equipment and software supplied by third-parties who have informed us that their equipment and software are or will be Year 2000 compliant. Based on our review, we believe that our systems are Year 2000 compliant. Although we periodically purchase new computer equipment and upgrade our software programs in our normal business operations, we did not spend any significant expense for the specific purpose of being Year 2000 compliant, and we do not expect to incur any significant expenses in ensuring that we are Year 2000 compliant. We use and rely upon third parties to conduct our business. All of the significant third parties that we rely upon, including our vendors, have provided us written assurances that they have conducted a Year 2000 review and reasonably believe that Year 2000 issues will not affect them. We believe that our reasonable worst case scenario is that we may experience delays in receipt of purchase orders and delays in shipping and may experience computer glitches in our Internet-based services. However, we do not believe such a scenario will significantly impair our business because our products are not the type of products for which customers demand immediate next-day delivery, and our Internet-based services are not significantly used at this time. Because we believe our Year 2000 investigation provided reasonable assurance that we would not encounter
significant Year 2000 problems, we did not create a contingency plan.   To
date, we have not experienced any Year 2000 problems that have disrupted our business, although we cannot assure you that Year 2000 problems will not arise in the future. We will continue to monitor how Year 2000 issues may affect us through June 2000, and we will create a contingency plan if we begin to encounter Year 2000 problems.

Forward Looking Statements

The foregoing management discussion and analysis contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including Cadapult's continuing ability to obtain additional financing, dependence on contracts with suppliers, competitive pricing for Cadapult's products, demand for Cadapult's products which depends upon the condition of the computer industry, and the effects of increased indebtedness as a result of Cadapult's business acquisitions. Except for the historical information contained in this new release, all forward-looking information are estimates by Cadapult's management and are subject to various risks, uncertainties and other factors that may be beyond Cadapult's control and may cause results to differ from management's current expectations, which may cause actual results, performance or achievements of Cadapult to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

      On September 13, 1999, we completed a private placement sale of 127,750 shares of unregistered and restricted common stock, of which 50,000 shares were held in escrow and released in December 1999, and raised gross proceeds of approximately $255,500 in transactions deemed to be exempt under Rules 505 and 506 of Regulation D under the Securities Act.
We applied the net proceeds to development of our Internet-based services, working capital, and other general corporate purposes. The private placement was conducted by our officers and directors and was not underwritten. We did not engage in general solicitation and advertising for the private placement. We sold these shares of common stock to 11 accredited persons and 7 nonaccredited persons. We provided all of them with all material information about us, as would normally be provided in a registration statement, including copies of our most recent 10-KSB and 10-QSB reports. We provided them access to, and responded to any questions and requests for, documents.

      On December 13, 1999, as part of our acquisition of ultraHue, Inc., Donald Gunn became an employee of our Media Sciences division. Under a three year employment agreement, we issued to him options to purchase 50,001 shares of our common stock. The exercise price of the options is $3.125 per share. One-third of the options vest on each of the three anniversary dates of employment. As an officer, director and a controlling shareholder of ultraHue, we provided to him, or he had access to, all material information about us in connection with the asset purchase agreement between us and ultraHue. On December 23, 1999, he was elected to our Board of Directors.

      On December 13, 1999, as part of our acquisition of ultraHue, Inc., Randy Hooker became an employee of our Media Sciences division. Under a three year employment agreement, we issued to him options to purchase 50,001 shares of our common stock. The exercise price of the options is $3.125 per share. One-third of the options vest on each of the three anniversary dates of employment. As an officer, director and a controlling shareholder of ultraHue, we provided to him, or he had access to, all material information about us in connection with the asset purchase agreement between us and ultraHue.

      In December 1999, we issued 10,435 shares of common stock to our litigation counsel, Norris, McLaughlin & Marcus, P.A., for legal services valued at $30,000, in a transaction deemed to be exempt under Section 4(2) of the Securities Act. We did not provide nor was asked to provide any specific information in connection with the transaction.

      In December 1999, we conducted a private placement of 388,500 units of our securities and raised gross proceeds of approximately $3,885,000. Each unit consisted of one share of convertible preferred stock and warrants to purchase two shares of common stock. Each warrant is exercisable for one share of common stock at a price of $4.50 per share for a five year period. The private placement was conducted by a placement agent on a best efforts basis. The placement agent is receiving as compensation up to 8% of the total gross sales as commission, 2% of the total gross sales as non-accountable expenses, and 3% of the total gross sales as non-accountable marketing expenses. The placement agent will also receive a number of five-year warrants, exercisable at $1.65 per share, equal to 4.3% of the total gross sales and a number of five-year warrants, exercisable at $3.75, equal
to 10% of the total gross sales   We sold these units of our securities to 75
accredited persons. We provided all of them with all material information about us, as would normally be provided in a registration statement, including copies of our most recent 10-KSB. We provided them access to information, and responded to questions any requests for documents asked of us. The units must be held by the purchaser for a minimum of one year. We agreed to file a registration statement, at our expense, for the sale of common stock underlying the units within 90 days of the closing of the private placement so that the purchaser can sell its shares in the public market immediately after the one year holding period.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 15, 1999, we held our annual meeting of stockholders. Only the stockholders of record of our common stock at the close of business on October 28, 1999 were entitled to notice of and to vote at the annual meeting. As at the close of business on October 28, 1999, we had 3,137,460 shares of common stock outstanding and entitled to vote.

      The annual meeting was attended by our stockholders who held 1,754,450 shares of our common stock. Our stockholders in attendance approved the two proposals presented at the annual meeting:

            (1) election of the following directors:

                - Michael W. Levin;
                - Frances Blanco;
                - Paul C. Baker; and
                - Edwin Ruzinsky.

            (2) ratification of Wiss & Company LLP as our independent
                accountants.

The stockholders in attendance cast 1,754,450 for the election of each of nominee for director and the ratification of the independent accountants, with no votes against and no votes withheld.

ITEM 5.     OTHER INFORMATION

      On October 1, 1999, we entered into a managing dealer agreement with a placement agent for a best efforts offering for up to $5,000,000 of unit securities, consisting of one share of series A preferred stock and two warrants to purchase a total of two shares of common stock. In December 1999, our Board of Directors approved an amendment to the managing dealer agreement increasing the total offering amount from $5,000,000 to $5,500,000. The placement agent's fee includes a commission and a nonaccountable expense allowance equal to 13% of the proceeds of the offering, five year warrants to purchase up to 236,500 shares of our common stock at $1.65 per share and five year warrants to purchase up to 550,000 shares of our common stock at $3.75 per share.

      On December 23, 1999, our Board of Directors approved the elections of Donald Gunn and Henry Royer to serve as directors until the next annual meeting of our stockholders.

      In our report on Form 8-K, filed on or about July 13, 1998, we reported that we dismissed Mantyla McReynolds & Associates as our principal accountants. In the Form 8-K, we reported that the following:

         - Mantyla McReynolds & Associates' report on the financial statements for either of the two years ended December 31, 1996 and 1997 neither contained an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles;
         - our decision to change our principal accountant was recommended and approved by our Board of Directors;
         - there were no disagreements with Mantyla McReynolds & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; and
         - we authorized Mantyla McReynolds & Associates to respond fully to all inquires of the successor accountant concerning any matter.

      As an exhibit to the Form 8-K, we filed a letter from Mantyla McReynolds & Associates stating that it agreed with our disclosure statements with respect to its being dismissed as our principal accountants and its audit reports.

      On or about February 9, 2000, we filed an amendment to the Form 8-K, which includes a letter from Mantyla McReynolds & Associates, to clarify that Mantyla McReynolds & Associates agreed with our disclosure that there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit

Exhibit 11 Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.
Exhibit 16        Letter on change in certifying accountant
Exhibit 27        Financial Data Schedule for the six months ended December
                  31, 1999

(b)   Reports on Form 8-K.

      On December 20, 1999, we filed a report on Form 8-K reporting under
Item 2 that we completed the acquisition of ultraHue, Inc. pursuant to an asset purchase agreement dated September 7, 1999.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CADAPULT GRAPHIC SYSTEMS, INC.


Date:  February 9, 2000             /s/ Michael W. Levin
                                    -------------------------------------
                                    Michael W. Levin
                                    President and Chief Executive Officer

Date:  February 9, 2000             /s/ Frances Blanco
                                    -------------------------------------
                                    Frances Blanco
                                    Vice President and Treasurer