Form 10QSB
period 2000-03-31
CADAPULT GRAPHIC SYSTEMS INC
filed 2000-05-15
CIK 1024022

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2000, the issuer had 3,218,451 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                AND SUBSIDIARIES

               FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2000


                              TABLE OF CONTENTS

                                                                    Page No.


PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheets as of March 31, 2000 and      4
            June 30, 1999

            Consolidated Statements of Operations                     5
            For the Three Months and Nine Months Ended
            March 31, 2000 and 1999

            Consolidated Statement of Changes in Shareholder's        6
            Equity For the Nine Months Ended March 31, 2000

            Consolidated Statements of Cash Flows                     7
            For the Nine Months Ended March 31, 2000 and 1999

            Notes to Consolidated Financial Statements                8

Item 2.     Management's Discussion and Analysis of Financial        11
            Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                        15

Item 2.     Changes in Securities                                    16

Item 5.     Other Information                                        17

Item 6.     Exhibits and Reports on Form 8-K                         18

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


            Index to Financial Statements:

            Consolidated Balance Sheets as of March 31, 2000 and
            June 30, 1999

            Consolidated Statements of Operations
            For the Three Months and Nine Months Ended
            March 31, 2000 and 1999

            Consolidated Statement of Changes in Shareholder's
            Equity For the Nine Months Ended March 31, 2000

            Consolidated Statements of Cash Flows
            For the Nine Months Ended March 31, 2000 and 1999

            Notes to Consolidated Financial Statements

                Cadapult Graphic Systems, Inc. and Subsidiaries
                         Consolidated Balance Sheets

                                                    March 31,         June 30,
         ASSETS                                       2000              1999
                                                  (Unaudited)
                                                  ------------      ------------
CURRENT ASSETS:
    Cash                                          $    500,451      $     33,157
    Accounts Receivable, less allowance for
       doubtful accounts of $35,000                  2,421,178         1,950,399
    Inventories                                      1,464,532         1,276,621
    Deferred tax asset                                  79,529                 -
    Prepaid expenses and other current assets           81,769            77,471
                                                  ------------      ------------
        Total Current Assets                         4,547,459         3,337,648

PROPERTY AND EQUIPMENT, NET                            651,635           627,029

OTHER ASSETS:
    Goodwill and other intangible assets, net        4,395,737           835,889
    Deferred acquisition costs                          14,222            34,542
    Security Deposits                                   30,567            33,523
                                                  ------------      ------------
                                                     4,440,526           903,954

TOTAL ASSETS                                      $  9,639,620      $  4,868,631
                                                  ============      ============


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable to Bank                          $    543,858      $  1,677,024
    Note payable                                     1,160,000                 -
    Current maturities of long-term debt                97,914            87,547
    Accounts Payable                                 1,143,360         1,710,861
    Accrued Expenses and other current
       liabilities                                      73,580           131,767
    Due to Seller                                      150,227                 -
    Deferred Revenue                                   427,378           294,089
                                                  ------------      ------------
                                                     3,596,317         3,901,288

OTHER LIABILITIES:
    Long-term debt, less current maturities              6,945            69,445
    Note payable to related party                       20,832            20,832
                                                  ------------      ------------
                                                        27,777            90,277

COMMITMENTS
SHAREHOLDERS' EQUITY
    Common Stock, .001 par value,
       Authorized 20,000,000 shares; issued
       3,218,451 in March and 3,058,308 in June          3,218             3,058
    Preferred Stock, .001 par value,
       Authorized 5,000,000 shares; issued
       550,000 in March                                    550                 -
    Additional paid-in capital                       6,011,758         1,171,782
    Retained earnings (deficit)                              -          (297,774)
                                                  ------------      ------------
        Total Shareholders' equity                   6,015,526           877,066

Total Liabilities and Shareholders' Equity        $  9,639,620      $  4,868,631
                                                  ============      ============

See accompanying notes to consolidated financial statements.

                Cadapult Graphic Systems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                               Three Months Ended           Nine Months Ended
                                                     March 31,                   March 31,
                                                2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
NET SALES                                   $ 3,773,640   $ 2,995,803   $ 9,884,209   $ 7,471,438
                                            -----------   -----------   -----------   -----------

COSTS AND EXPENSES:
    Cost of sales                             1,916,107     2,115,523     6,223,161     5,350,337
    Selling, general and administrative
       expenses                               1,220,205       803,143     3,130,441     2,152,200
                                            -----------   -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS                   637,328        77,137       530,607       (31,099)

INTEREST EXPENSE, NET                            68,448        41,095       186,929        98,297
                                            -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES (CREDITS)     568,880        36,042       343,678      (129,396)

INCOME TAXES (CREDITS):
    Current                                           -             -             -             -
    Deferred                                    227,471             -       (79,529)      (39,000)
                                            -----------   -----------   -----------   -----------
                                                227,471             -       (79,529)      (39,000)

NET INCOME (LOSS)                           $   341,409   $    36,042   $   423,207   $   (90,396)
                                            ===========   ===========   ===========   ===========

PREFERRED STOCK DIVIDENDS                   $  (123,969)  $         -   $  (144,081)  $         -
                                            ===========   ===========   ===========   ===========

INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS                            $   217,440   $    36,042   $   279,126   $   (90,396)
                                            ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

    BASIC                                     3,215,042     2,904,368     3,159,211     2,788,600
                                            ===========   ===========   ===========   ===========
    DILUTED                                   3,486,271     2,997,566     3,350,450             -
                                            ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER COMMON SHARE :
    BASIC                                   $      0.07   $      0.01   $      0.09   $     (0.03)
                                            ===========   ===========   ===========   ===========
    DILUTED                                 $      0.06   $      0.01   $      0.08             -
                                            ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

               Cadapult Graphic Systems, Inc. and Subsidiaries
          Consolidated Statement of Changes in Shareholders' Equity
                      Nine Months Ended March 31, 2000
                                 (Unaudited)

                                            Common Stock         Preferred Stock     Additional                     Total
                                     -----------------------   -------------------     Paid-in      Retained    Shareholders'
                                        Shares       Amount     Shares     Amount      Capital      Earnings        Equity
                                     ------------   --------   --------   --------   -----------   ----------   -------------

BALANCES, JUNE 30, 1999                 3,058,308   $  3,058          -   $      -   $ 1,171,782   $ (297,774)        877,066

PERIOD ENDED MARCH 31, 2000
    Sale of Common Stock through
       Private Placement, net              60,000         60          -          -       119,640            -         119,700
    Sale of Preferred Stock through
       Private Placement, net                   -          -    550,000        550     4,577,208            -       4,577,758
    Issuance of Common Stock for
       services                            25,435         25          -          -        50,975            -          51,000
    Issuance of Stock for
       Acquisition                         34,818         35          -          -        81,570            -          81,605
    Issuance of Stock for Purchase
       Price Adjustment                    16,473         17          -          -          (170)           -               -
    Exercise of employee stock options     23,417         23          -          -        29,248            -          29,271
    Preferred Stock Dividend, 11.5%             -          -          -          -       (18,648)    (125,433)       (144,081)
    Net Income                                  -          -          -          -             -      423,207         423,207
                                     ------------   --------   --------   --------   -----------   ----------   -------------

BALANCES, MARCH 31, 2000                3,218,451     $3,218    550,000   $    550   $ 6,011,758   $        -   $   6,015,526
                                     ============   ========   ========   ========   ===========   ==========   =============

See accompanying notes to consolidated financial statements.

               Cadapult Graphic Systems, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                     Nine Months Ended
                                                                         March 31,
                                                                  2000              1999
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (loss)                                         $    423,207      $    (90,396)
    Adjustments to reconcile net Income (loss) to net cash
      flows from operating activities:
         Depreciation and amortization                             294,358           108,540
         Deferred income taxes                                     (79,529)          (39,000)
         Issuance of common stock and warrants for services         51,000            20,510
         Changes in operating assets and liabilities:
             Accounts receivable                                   (59,336)           67,288
             Inventories                                             8,711           322,569
             Prepaid and refundable income taxes                         -            46,295
             Prepaid expenses and other current assets              (4,298)          (40,685)
             Security deposits                                       2,956                 -
             Accounts payable                                     (669,094)         (448,101)
             Accrued expenses and other current liabilities        (58,187)          (63,689)
             Deferred revenue                                      133,289            95,181
                                                              ------------      ------------
                 Net cash flows from operating activities           43,077           (21,487)
                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Purchases of property and equipment                           (118,696)          (93,865)
    Purchase of intangible assets                                  (16,000)          (19,885)
    Cost of net assets of acquired business                     (2,502,493)                -
    Deferred acquisition costs                                      20,320                 -
                                                              ------------      ------------
                 Net cash flows from investing activities       (2,616,868)         (113,750)
                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Note payable to bank, net                                   (1,133,166)         (147,453)
    Payments on long term debt                                     (52,133)          (66,867)
    Advances from officer                                                -           (20,000)
    Attorney escrow account                                              -           320,000
    Due to seller                                                 (356,266)                -
    Preferred Stock Dividend                                      (144,081)                -
    Sale of preferred stock                                      4,577,758                 -
    Sale of common stock                                           148,971           250,000
                                                              ------------      ------------
                 Net cash flows from financing activities        3,041,084           335,679
                                                              ------------      ------------

NET CHANGE IN CASH                                                 467,294           200,443

CASH, BEGINNING OF PERIOD                                           33,157            22,820
                                                              ------------      ------------

CASH, END OF PERIOD                                           $    500,451      $    223,263
                                                              ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                             $    186,929      $     98,297
                                                              ============      ============
    Income taxes paid                                                    -                 -
                                                              ============      ============

Non cash investing activities -
   Acquisition of business :
      Fair value of assets acquired                           $  4,168,966      $  1,014,667
      Fair value of liabilities assumed                                  -           828,967
      Fair value of common stock issued                                  -           185,700
      Due to seller                                               (506,473)                -
      Less Note payable                                         (1,160,000)                -
                                                              ------------      ------------
         Net cash payment                                     $  2,502,493      $          -
                                                              ============      ============

   Issuance of Common Stock upon partial
      satisfaction of Tartan acquisition contingency          $     81,605      $          -
                                                              ============      ============

See accompanying notes to consolidated financial statements.

                     CADAPULT GRAPHIC SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

      Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 1999 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 1999. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS:

      Pursuant to an Agreement and Plan of Reorganization dated June 5, 1998 (the "Plan"), between us; Cadapult Graphic Systems, Inc., a New Jersey corporation ("CGSI"); all of the stockholders of CGSI (the "CGSI Stockholders"); Jenson Services, Inc., a Utah corporation ("Jenson Services"); and Duane S. Jenson and Jeffrey D. Jenson (collectively, the "Jensons"), the CGSI Stockholders became our controlling stockholders in a transaction viewed as a reverse acquisition, and CSI became a wholly-owned subsidiary. The Plan was treated as a recapitalization of CGSI for accounting purposes, and the closing date of the Plan was June 18, 1998. The historical financial statements of Seafoods Plus Ltd. prior to the merger will no longer be reported, as CGSI's financial statements are now considered the financial statements of the ongoing reporting entity.

      On August 10, 1998 our stockholders approved an amendment to our Certificate of Incorporation to change our name from Seafoods Plus Ltd. to Cadapult Graphic Systems, Inc. The stockholders also approved our reincorporation as a Delaware corporation and a related Agreement and Plan of Merger pursuant to which we merged into a wholly-owned Delaware subsidiary. Our Board of Directors and the Board of Directors of our New Jersey Subsidiary authorized a Parent/Subsidiary merger of the two companies.

      On June 24, 1998 we elected to change our fiscal year from a April 30 year end to a June 30 year end.

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

NOTE 3 - PRIVATE PLACEMENT

      On October 1, 1999, we entered into a Managing Dealer Agreement with a placement agent wherein the placement agent would, on a best efforts basis, offer up to $5,000,000 of our convertible adjustable preferred stock to accredited investors. In December 1999, our Board of Directors approved an amendment to the Managing Dealer Agreement reflecting an increase in the offering from $5,000,000 to $5,500,000. Each unit was priced at $10.00 and included one share of Series A Preferred Stock ("Series A") and two warrants to purchase a total of two shares of common stock for $4.50. Dividends on Series A stock will accrue at the rate of 11.50% per annum and are payable quarterly. Each Series A share is convertible at the option of the holder at a rate of 3.077 shares of common stock for one share of Series A. The conversion price shall adjust to 75% of the average bid price for the 90 days preceding the 24th month anniversary of the closing of the offering and again on the 48th month anniversary. Under no circumstances can a new conversion price be below $2.00 per share.

      We have the right to call the Series A at $15.00 per share at any time. Holders have the right to convert upon receipt of the call notice.

      We have agreed to file a registration statement to register all of the shares of common stock necessary for the conversion of the Series A stock and all shares of common stock underlying warrants within 90 days of the closing of the offering.

      The placement agent's fee included a commission and a nonaccountable expense allowance equal to 13% of the proceeds of the offering, five year warrants to purchase up to 236,500 shares of our common stock at $1.65 per share and 550,000 shares of our common stock at $3.75 per share. The value of the warrants will be recognized as a cost of issuance of the Series A shares.

      We closed this offering on March 10, 2000 having sold 550,000 units, representing 550,000 shares of Series A Preferred Stock and 1,100,000 warrants to purchase common stock for $4.50, providing us with net proceeds of $4,577,758.

NOTE 4 - ACQUISITION

      On December 13, 1999 our wholly owned subsidiary, Media Sciences, Inc., completed the acquisition of substantially all of the assets of ultraHue, Inc. We paid $2,340,000 at closing, entered into a note, carrying an interest rate of 7%, for $1,160,000 due on December 13, 2000, and agreed to pay the value of the acquired receivables and inventory, less the assumed trade payables, as those receivables were collected and inventory sold. In addition, the Asset Purchase Agreement provides for an additional purchase price of 10-30% of the Media Sciences' profits for three years.

NOTE 5 - EARNINGS PER SHARE

      Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

      The following table sets forth the computation of basic and diluted earnings per share :

                                                     Three Months               Nine Months
                                                         Ended                     Ended
March 31,                                          2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------

Numerator :
    Net income (loss) - basic                   $  217,440   $   36,042   $  279,126   $  (90,396)
                                                ==========   ==========   ==========   ==========
    Net income (loss) - diluted                 $  217,440   $   36,042   $  279,126   $  (90,396)
                                                ==========   ==========   ==========   ==========

Denominator :
    Denominator for basic earnings per share:
        Weighted average shares                  3,215,042    2,904,368    3,159,211    2,788,600
                                                ----------   ----------   ----------   ----------

    Effect of dilutive securities
        Employee stock options and warrants        271,229       93,198      191,239            -
                                                ----------   ----------   ----------   ----------
    Denominator for diluted earnings per share   3,486,271    2,997,566    3,350,450    2,788,600
                                                ==========   ==========   ==========   ==========

    Earnings (loss) per share:
        Basic                                        $0.07        $0.01        $0.09       $(0.03)
                                                ==========   ==========   ==========   ==========
        Diluted                                      $0.06        $0.01        $0.08            -
                                                ==========   ==========   ==========   ==========

      The following warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2000 and 1999 because the warrants' exercise price was greater than the average market price of the common stock for those periods:

                                                     Three Months               Nine Months
                                                         Ended                     Ended
March 31,                                          2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
Anti-dilutive warrants and options               1,150,773      105,000    1,678,083      105,000
                                                ==========   ==========   ==========   ==========


      The conversion of the Class A convertible preferred stock has been excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2000 and 1999. Such conversion when taking into account the additional net income generated by the elimination of the dividend would be anti-dilutive.

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

Results of Operations
For the Three Months and Nine Months Ended March 31, 2000 and 1999

Sales. Our consolidated sales for the three months ended March 31, 2000 compared to the same period in 1999, increased approximately 26% to $3,773,640 from $2,995,803. Our consolidated sales for the nine months ended March 31, 2000 compared to the same period in 1999, increased approximately 32% to $9,884,209 from $7,471,438. The increase in our sales can be attributed to the acquisitions of Tartan Technology, WEB Associates and ultraHue, offset by a decrease in the sales of our reseller business. For the three months ending March 31, 2000, the acquisitions contributed incremental sales of $1,455,873 and for the nine months ended March 31, 2000, the acquisitions contributed incremental sales of $3,728,843. The decrease in sales of our non-acquired businesses can be attributed to competition from Internet based resellers, and the continuing deflationary environment in which the reseller business operates.

Cost of Sales. Our cost of sales for the three months ended March 31, 2000 were $1,916,107, or approximately 50.8% of sales, as compared to $2,115,523, or approximately 70.6% of sales for the comparable period in 1999. Cost of sales for the nine months ended March 31, 2000 were $6,223,161, or approximately 63% of sales, as compared to $5,350,337, or approximately 71.6% of sales for the comparable period in 1999. The decrease in our cost of sales can be attributed to the high margin business generated by our Media Sciences subsidiary, as well as an increase in margins in our reseller business.

Selling, General and Administrative. For the three months ended March 31, 2000 compared to the same period in 1999, our selling, general and administrative expenses increased to $1,220,205 from $803,143, which represents a increase to 32% of sales from 27% of sales. For the nine months ended March 31, 2000, our selling, general and administrative expenses increased to $3,130,441 from $2,152,200, which represents a increase to 32% of sales from 29% of sales. The increase in our selling, general and administrative expenses can be attributed to the additional overhead created by our acquisitions and in preparation for our continued growth.

Interest Expense. For the three months ended March 31, 2000 compared to the same period in 1999, our Interest expense increased to $68,448 from $41,095. For the nine months ended March 31, 2000, interest expense increased to $186,929 from $98,297. The increase in 2000 is due primarily to the increase in borrowing due to our acquisitions and to the increased costs of our new lending facility.

Income Taxes. For the three months ended March 31, 2000, we have recorded a deferred income tax expense of $227,471. For the nine months ended March 31, 2000 we have recorded a deferred income tax benefit of $79,529. This benefit results from the elimination of the valuation allowance, due to ultraHue's historical profitability, that offset net operating loss tax benefits from prior periods, net of the income tax expense for the three months ending March 31, 2000.

Dividends. For the three months ending March 31, 2000, we paid $123,969 of stock dividends to our preferred shareholders of record as of March 31, 2000. For the nine months ending March 31, 2000, we paid $144,081 of stock dividends to our preferred shareholders.

Net Income (Loss). For the three month period ended March 31, 2000, we earned a net profit of $217,440 or $0.07 per share basic, and $0.06 per share diluted as compared to a net profit of $36,042 or $0.01 per share basic and diluted for the corresponding three month period ended March 31, 1999. For the nine month period ended March 31, 2000, we earned a net profit of $279,126 or $0.09 per share basic and $0.08 per share diluted as compared to a net loss of $90,396 or $0.03 per share for the corresponding nine month period ended March 31, 1999.


Liquidity and Capital Resources

We experienced positive cash flow of $467,294 for the nine months ended March 31, 2000. Cash used in operations resulted in positive cash flows of $43,078 primarily due to a profit of $423,207, non cash charges for depreciation, amortization and issuance of our securities for services of $345,358, a decrease in inventory of $8,711 and an increase in deferred revenue of $133,289 offset by the non-cash income tax benefit of $79,529, an increase in accounts receivables of $59,335 and decrease in accounts payable and accrued expenses of $727,281.

The cash we used in investing activities included the purchase of equipment, a URL and the net assets of ultraHue for a total of $2,616,868.

In September 1999, we completed a private placement for $255,500 consisting of 127,750 shares of Common Stock at a purchase price of $2.00. Expenses associated with the private placement were approximately $15,000, providing us with net proceeds of $240,500. We used substantially all of the proceeds to invest in our Internet initiatives including SamplePrint.com and the upgrade of our accounting system in preparation for our Internet storefront.

On October 1, 1999, we entered into a Managing Dealer Agreement with a placement agent for a private offering of up to $5,000,000. The private offering was of 500,000 units of our securities with a face value of $10.00 per unit, each unit consisting of one share of convertible adjustable preferred stock and one warrant to purchase two shares of common stock at $4.50. The preferred stock will originally be convertible at $3.25 per share. In addition, the preferred stock will carry a dividend, paid quarterly, of 11.5% per annum. The offering was sold to accredited investors only in states where permitted. The use of proceeds will be targeted at additional acquisitions, expansion of Cadapult's "No-Cap Color" printer program and for working capital. The offering was on a "best efforts" basis, but could ultimately raise up to $11 million for Cadapult if the included warrants are exercised. In December 1999, our Board of Directors approved an increase of the private offering to $5,500,000.

We closed this offering on March 10, 2000 having sold 550,000 units, representing 550,000 shares of Series A Preferred Stock and 1,100,000 warrants to purchase common stock for $4.50, providing us with net proceeds of $4,577,758.

We generated cash from the sale of our common and preferred stock of $4,726,729 for the nine months ended March 31, 2000. With these proceeds, we executed the ultraHue acquisition and repaid $1,185,299 in bank debt.

We have an agreement with a lender under which we can borrow up to $6,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 2% over the lender's base rate, are payable on demand and are collateralized by all assets of Cadapult. As of March 31, 2000 we had used $543,858 of this line.


Inflation

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on its business in the future.

Seasonality

We anticipate that our cash flow from operations will be significantly greater in the fall and winter months than in the spring and summer months due to the purchasing cycles associated with our products. In the event that we are unable to generate sufficient cash flows from operations during the seasons of peak operations, we may be required to utilize other cash reserves (if any) or seek additional equity/debt financing to meet operating expenses, and there can be no assurance that there will be any other cash reserves or that additional financing will be available or, if available, on reasonable terms.

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

Forward Looking Statements

The foregoing management discussion and analysis contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including our continuing ability to obtain additional financing, dependence on contracts with suppliers, competitive pricing for our products, demand for our products which depends upon the condition of the computer industry, and the effects of increased indebtedness as a result of our business acquisitions. Except for the historical information contained in this new release, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from management's current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On April 17, 2000, Xerox Corporation filed a motion before the United States District Court, Western District of Washington at Seattle, for leave to intervene in an action between ultraHue, Inc., and Tektronix, Inc. for joinder of Cadapult Graphic Systems, Inc. and Media Sciences Inc. as additional parties and for leave to file and serve an amended answer.

      In October 1999, ultraHue had initiated an action against Tektronix claiming that Tektronix was engaging in illegal business behavior by informing resellers and end users of Tektronix's belief that ultraHue ink sticks had cause failures in Tektronix brand printers or had produced inferior quality output, and by failing to provide marketing assistance and rebates to resellers who market and sell ultraHue solid ink. Tektronix denied the claims, stated various affirmative defenses and asserted a counterclaim for unfair competition. ultraHue denied the counterclaims.

      In December 1999, our subsidiary, Media Sciences, acquired substantially all of the assets of ultraHue. In January 2000, Xerox acquired substantially all of the assets of Tektronix's printer business, including Tektronix's claims against ultraHue.

      As of May 1, 2000, we have not yet been served by Xerox with the motion to intervene or the amended answer. Xerox seeks to intervene in the action and assert counterclaims against us alleging that we may have violated the Lanham Act, engaged in unfair competition, infringed the design of the Tektronix ink stick, and infringed certain claims of Xerox's patent, and to seek relief that may include our profits on sales of ultraHue solid ink, or damages or a reasonable royalty, injunctive relief from selling the current formulation of the solid ink; and injunctive relief against patent infringement. We intend to oppose the Xerox motion to intervene and to deny all counterclaims brought against us.

      The above proceeding is a separate proceeding from the August 1999 action we instituted against Tektronix, Inc. which is presently pending in the United States District Court for the District of New Jersey. In that lawsuit, we allege that, in August 1999, Tektronix, Inc. unilaterally, and without notice, illegally terminated our Tektronix Premier Plus Reseller franchise because we were selling a non-Tektronix product, Cadapult solid ink that was supplied to us by ultraHue, Inc., assets of which corporation we have since acquired.
The Tektronix Premier Plus Reseller franchise accounted for only about $80,000 of our gross profit margin based on historical sales, which represented less than 3% of our overall gross profit margin. The lawsuit has only recently commenced and may or may not be resolved in the near future. Although we do not believe that the loss of this lawsuit would materially impact our business operations based on historical sales, the reseller franchise provides us with business leads and promotion of our services which cannot be quantified; therefore, we do not know and cannot predict whether the loss of all or a part of this lawsuit will have a material adverse affect our future business and operations.

ITEM 2.  CHANGES IN SECURITIES

      On January 7, 1999, we completed the acquisition of certain assets of Tartan Technical, Inc. Under the asset purchase agreement, we issued 92,850 shares of unregistered and restricted common stock to Tartan Technical and reserved in escrow an additional 92,850 shares of unregistered and restricted common stock for possible future issuance to Tartan Technical in a transaction deemed to be exempt under Section 4(2) of the Securities Act. In December 1999, we issued to Tartan Technical 34,818 shares of the escrowed common stock. In January 2000, we issued to Tartan Technical 11,607 shares of the escrowed common stock and we issued an additional 4,866 shares to Tartan Technical as a purchase price adjustment under the asset purchase agreement. Tartan Technical was provided access to all material information about us, and we responded to all of its requests for information about us. The transaction was approved by Tartan Technical's board of directors and shareholders who had the business knowledge and experience to evaluate the risks and merits of the transaction.

      From October 1999 to March 10, 2000, we conducted a private placement of 550,000 units of our securities and raised gross proceeds of approximately $5,500,000 in transactions deemed to be exempt under
Section 4(2) of the Securities Act and under Rule 506 of Regulation D promulgated under the Securities Act. Each unit consisted of one share of convertible preferred stock and warrants to purchase two shares of common stock. Each warrant is exercisable for one share of common stock at a price of $4.50 per share for a five year period. The private placement was conducted by a placement agent on a best efforts basis. The placement agent is receiving as compensation up to 8% of the total gross sales as commission, 2% of the total gross sales as non-accountable expenses, and 3% of the total gross sales as non-accountable marketing expenses. The placement agent will also receive a number of five-year warrants, exercisable at $1.65 per share, equal to 4.3% of the total gross sales and a number of five-year warrants,
exercisable at $3.75, equal to 10% of the total gross sales   We sold these
units of our securities to 91 accredited persons. We provided all of them with all material information about us, as would normally be provided in a registration statement, including copies of our most recent 10-KSB. We provided them access to, and responded to any requests for, any question and documents asked of us. Each purchaser represented to us that the purchaser was an accredited person who had financial, tax and business sophistication to evaluate the merits and risks of the investment. The preferred stock is convertible beginning 30 days after its issuance. The warrant is immediately exercisable. The units must be held by the purchaser for a minimum of one year. We intend to file a registration statement, at our expense, for the sale of common stock underlying the units so that the purchaser can sell its shares in the public market immediately after the one year holding period. Each purchaser represented to us that the purchaser was an accredited person who had financial, tax and business sophistication to evaluate the merits and risks of the investment and agreed that the purchaser has no right to demand that the units be registered. We made a determination that each purchaser was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

ITEM 5.     OTHER INFORMATION

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

      On or about February 7, 2000, we filed an amendment to the Form 8-K, which includes a letter from Mantyla McReynolds & Associates, to clarify that Mantyla McReynolds & Associates agreed with our disclosure that there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit

Exhibit 11 Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.
Exhibit 16        Letter on change in certifying accountant
Exhibit 27        Financial Data Schedule for the nine months ended March
                  31, 2000

(b)   Reports on Form 8-K.

      None.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CADAPULT GRAPHIC SYSTEMS, INC.


Date:  May 11, 2000                  /s/ Michael W. Levin
                                    -------------------------------------
                                    Michael W. Levin
                                    President and Chief Executive Officer

Date:  May 11, 2000                  /s/ Frances Blanco
                                    -------------------------------------
                                    Frances Blanco
                                    Vice President and Treasurer