Form 10QSB/A
period 2000-03-31
CADAPULT GRAPHIC SYSTEMS INC
filed 2000-06-15
CIK 1024022

FORM 10-QSB/A

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

                               AMENDMENT NO. 1 TO
               FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2000


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

NOTE 6 - LITIGATION

      In April 2000, Xerox Corporation filed a motion before the United States District Court, Western District of Washington at Seattle, for leave to intervene in an action between ultraHue, Inc., and Tektronix, Inc. for joinder of Cadapult and Media Sciences as additional parties and for leave to file and serve an amended answer. On May 10, 2000, the court granted Xerox's motion to join Cadapult and Media Sciences in the action and Xerox served the amended answer on or about May 19, 2000. In part, the action charges trademark infringement, unfair competition, and patent infringement. At this time, we are not in a position to assess the validity of the allegations or the effects of the lawsuit on our operations or financial condition. While management presently believes that resolution of this litigation will not have a material adverse affect on our consolidated financial position, an unfavorable outcome could have a material adverse affect on results of operations or cash flows in the quarter or annual period in which this matter is resolved. Because of the uncertainties associated with the above litigation, management is currently unable to estimate a range of reasonably possible loss. We intend to vigorously defend the action, but we can give no assurance that we will prevail in this litigation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit

Exhibit 11 Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB/A.
Exhibit 16        Letter on change in certifying accountant
Exhibit 27        Financial Data Schedule for the nine months ended March
                  31, 2000

(b)   Reports on Form 8-K.

      None.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CADAPULT GRAPHIC SYSTEMS, INC.


Date:  June 13, 2000                /s/ Michael W. Levin
                                    -------------------------------------
                                    Michael W. Levin
                                    President and Chief Executive Officer

Date:  June 13, 2000                /s/ Frances Blanco
                                    -------------------------------------
                                    Frances Blanco
                                    Vice President and Treasurer