Form 10KSB
period 2000-06-30
CADAPULT GRAPHIC SYSTEMS INC
filed 2000-09-28
CIK 1024022

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2000

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

                    Issuer's telephone number: (201) 236-1100

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class         Name of each exchange on which registered
     -------------------         -----------------------------------------
     Common Stock                AMEX

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $13,489,839

     The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on September 22, 2000 was $4,387,500.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of September 22, 2000, 3,228,887 shares of the issuer's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                         CADAPULT GRAPHIC SYSTEMS, INC.

                                TABLE OF CONTENTS


PART I                                                                     PAGE

Item 1.    Description of Business                                           4
Item 2.    Description of Property                                          10
Item 3.    Legal Proceedings                                                11
Item 4.    Submission of Matters to a Vote of Security Holders              11

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters         12
Item 6.    Management's Discussion and Analysis or Plan of Operation        14
Item 7.    Financial Statements                                             17
Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure                              36

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act       37
Item 10.   Executive Compensation                                           40
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management                                                       45
Item 12.   Certain Relationships and Related Transactions                   47
Item 13.   Exhibits and Reports on Form 8-K                                 49

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Our Organization History

         We are a Delaware corporation named Cadapult Graphic Systems, Inc. We originally incorporated under the laws of the State of Utah on August 11, 1983 under the name Communitra Energy, Inc. On July 16, 1985, we filed with the Secretary of State of the State of Utah Articles of Amendment to our Articles of Incorporation, changing our name to Seafoods Plus, Ltd. We did not engage in any substantive business activity from approximately 1988 to June 18, 1998.

         On June 18, 1998, we acquired Cadapult Graphic Systems Inc., a privately-held New Jersey corporation formed on May 1, 1987 ("CGSI"), in a transaction viewed as a reverse acquisition. CGSI was a provider of computer graphics systems, peripherals, supplies and services to visual communicators and graphics professionals. Pursuant to an Agreement and Plan or Reorganization dated June 5, 1998, between us, CGSI, all of the shareholders of CGSI, Jenson Services, Inc., a Utah corporation, Duane S. Jenson and Jeffrey D. Jenson, we issued 1,650,000 shares of common stock to the shareholders of CGSI in exchange for all of the outstanding common stock of CSGI. Pursuant to the acquisition, the shareholders of CSGI became the controlling shareholders of our company, our officers and directors resigned and elected the CSGI nominees in their places, and CSGI became our wholly-owned subsidiary.

         On August 14, 1998, we reincorporated under the laws of the State of Delaware as Cadapult Graphic Systems, Inc. On August 14, 1998, CGSI, our wholly-owned New Jersey subsidiary, merged into Cadapult.

         In January 1999, we acquired the assets of Tartan Technical, Inc., a computer graphics products reseller in Massachusetts with $3.5 million of annual revenues.

         In June 1999, we acquired the assets of WEB Associates, Inc., a computer graphics products reseller in Pennsylvania with $2.7 million of annual revenues.

         On August 11, 1999, we formed Media Sciences, Inc., as a wholly-owned New Jersey subsidiary, for the manufacture and distribution of digital color printer supplies.

         In August 1999, we amended our Certificate of Incorporation to change the authorized capital from 50,000,000 shares of common stock, par value $.001 per share, to 25,000,000 shares consisting of 20,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share.

         In December 1999, Media Sciences acquired the assets of ultraHue, Inc., a New Mexico corporation, a manufacturer of workgroup color printer supplies.

         As of September 22, 2000, we had 3,228,887 shares of common stock issued and outstanding and 550,000 shares of preferred stock issued and outstanding.

         We have not been subject to bankruptcy, receivership or any similar proceedings.


Our Business

         We are a manufacturer of supplies for digital workgroup color printers and a provider of computer graphics systems, peripherals, supplies and service to visual communicators and graphics professionals. We are comprised of two business units, Media Sciences and Reseller Operations.

         Our wholly owned subsidiary, Media Sciences, manufactures and distributes supplies, including solid ink, toner and transparency material for use in Tektronix color printers by Xerox and in QMS color printers. Media Sciences distributes these products internationally through a network of dealers and distributors. We intend to grow this business through expansion of our product line, additional marketing, expansion of our distribution channels and potentially through joint ventures.

         Our Reseller business develops and implements programs that foster our Media Sciences business. One such program is No-Cap Color, where color printers are provided to end users at no charge in exchange for a commitment to purchase our Media Sciences supplies. Our Reseller business is also a systems integrator or value added reseller of computer graphics equipment and supplies. We sell publishing software and workstations, file servers, networks, color scanners, and color printers and copiers. These products are sold to end users in the following target markets: Advertising and marketing companies, printers, quick print shops, service bureaus and the broad corporate market for color printers.

         We have several Internet sites for the marketing and sale of our products over the Internet. These sites include three e-commerce sites, three informational or marketing sites, and two Internet based service sites. We plan to expand our Internet presence through additional e-commerce, informational and Internet based service sites.

         Operating Strategy

         We have a strategic objective of becoming the leading independent manufacturer of supplies for digital color business printers. We intend to achieve this objective through an expansion of our product line, our distribution and our No-Cap Color printer program.

         The opportunity to sell Media Sciences supplies exists in the installed base of workgroup, or business, color printers. The installed base are those printers that have been acquired by end-users and are being used today. Almost all of these end users are using OEM (Original Equipment Manufacturer) supplies, or those being produced by, and sold under the label of, the printer manufacturer such as Tektronix, Xerox or QMS. We believe that as color printers become more common in the workplace, a subset of these users will seek alternative supplies to the OEM brand, primarily as a cost savings. If we look at the color market as being analogous to the monochrome printer and supply market, an opportunity exists for independent supply manufacturers to achieve a 20% market share in the aggregate. Our objective is to be the leader within this market space by providing high quality, less expensive color printer supplies through the same distribution channels as the OEM supplies are sold.

         In addition to penetrating the installed base, we intend to create a significant new set of color printer users who are contractually committed to our supplies. We are striving to achieve this objective through our No-Cap Color printer program. We believe this program provides a unique opportunity for end users who are not currently using color printing technology to migrate to color without the cost and technology risk of buying a printer outright.

         Principal Products and Services

Media Sciences
--------------

         Solid Ink. We manufacture and distribute solid ink for use in the Tektronix Phaser 340, 350, 360 and 840 color printers, and in the newly introduced Tektronix Phaser 850 color printer by Xerox. Our ink is sold under our label, and the label of many of our dealers and distributors. We offer flexible, custom packaging to meet the needs of our distribution partners. Our solid ink is typically sold to end users at 20% to 50% less than the price of the OEM brand.

         Toner Products. We offer two lines of toner products, our TC line and our RM line. Our TC line of toners includes toner for the Tektronix Phaser 560 and 780. These are new toners offered at a substantial discount to those of the OEM. Our RM line of toners are remanufactured toners for use in Tektronix Phaser 560, 740 and 780 and QMS Magicolor II color printers. As with our ink, our toners are sold under our brand and that of our distributors. We plan to expand our toner offerings both within the Tektronix line of color printers and to other brands as well.

         Media. We distribute transparency material for use in solid ink and color laser printers.

Reseller Operations
-------------------

         No-Cap Color. Our No-Cap Color program provides a customer with one or more workgroup color printers, at no charge, in return for a commitment to purchase certain supplies from us. These printers have retail values of up to $6,000 and include service throughout the duration of the program. We offer several printers under this program including two business printers, one solid ink and one laser, and one graphic arts printer. We target the broad corporate market with this program, as well as certain vertical markets. The printer remains the property of the company or its assignees at all times.

         Our No-Cap Color program offers benefits to both the end users and Cadapult. The end users benefit by obtaining color printing technology without a capital investment and without service costs. Their costs are limited to the purchase of supplies that they would need to purchase anyway. We benefit by creating new customers committed to our supplies, thereby creating a high-margin reoccurring revenue stream.

         Printers for our No-Cap Color program are purchased outright and/or leased to us by third party leasing companies.

         Systems. Our reseller operations business sells high end computer graphics equipment and software, including publishing software and workstations, file servers, networks, color scanners and color printers and copiers. We typically purchase directly from the manufacturers of the equipment or through distributors of those products.

         Supplies. Approximately one third of our revenues are derived from the sale of digital color printer and copier supplies directly to end users. These supplies include both OEM (Original Equipment Manufacturer) and Media Sciences supplies.

         Hardware Service and Support. We provide on-site and depot hardware services on a contract and/or time and materials basis. We repair color printers, color copiers, plotters and complex graphic arts file servers. We have grown this business through the active marketing of our services to both our historical customer base and to those customers acquired by us through the reseller acquisitions. We plan to leverage our infrastructure and services capability to add value to our Media Sciences supplies through warranty and service programs for our Media Sciences customers.

eCadapult
---------

         eCadapult collectively describes our Internet sites, both information and e-commerce. The mission of eCadapult is to establish an Internet-based market within the creative graphics industry and the broad corporate market for our supplies, computer graphics equipment and related services. We have developed and launched one interactive service, SamplePrint.com, and two e-commerce sites, Cadapult Storefront and GraphicSmart.com and several informational web sites as well as our eService site.

         SamplePrint.com. SamplePrint.com is a website dedicated to helping business buyers evaluate color printer and copier products over the Internet. We expect SamplePrint.com to function as a one-stop evaluation resource for buyers of color printing technology-an objective resource for buyers by providing product information, technical benchmarks, sample prints and other services. A critical decision making factor for buyers of color printing and copying equipment is the ability to evaluate the buyers' own images and files printed from the products. SamplePrint.com allows any buyer to submit files over the Internet which will be printed and time tested on a variety of printer choices. We expect the cost of these samples to be borne by the buyer if the manufacturer of that printer is not a sponsor, or by the manufacturer if it is a sponsor. Our goal is to provide all samples free to the buyer and have the manufacturers bear the costs. This service provides a prospective business buyer with the ability to make a purchase decision based on the image quality of the print samples and additional information provided on the web site.

         We launched SamplePrint.com in June 1999, with initial sponsorship from Hewlett-Packard and Okidata. We have seen limited traffic and orders through SamplePrint.com since its inception.

         Cadapult Storefront. The Cadapult Storefront is our e-commerce site where existing customers can purchase supplies and products from us directly over the Internet, 24 hours a day, seven days a week. This storefont is intended to be an alternative means of placing orders for existing customers. We integrated our Cadapult Storefront with our accounting and order processing system to increase efficiency in the ordering process. This e-commerce site echoes the products and margins associated with our traditional reseller business.

         GraphicsMart.com. We have developed, but not launched, an additional e-commerce site as an alternative to the Cadapult Storefront and other Internet commerce sites. This site will offer a broad selection of computer graphics products at aggressive discounts. The purpose of this site is to capture the price sensitive customers and businesses that are moving and will be moving to the Internet as a source of supply.

         Nocapcolor.com (freecolorprinter.com) This informational web site, reached through both of these web addresses, fully explains our No-Cap Color program, its benefits and its commitments. In addition, interested parties can 'apply' for the program by filling out a web based form. The data from this form provides a lead to Cadapult's sales team. This site has shortened the No-Cap Color sales cycle.

         Marketing and Sales Plans

         We intend to increase the marketing and sales efforts of both Media Sciences and our reseller business. The goal of these efforts is to increase revenues through increased market awareness of our products and programs. Our reseller business is focusing its sales and marketing efforts around No-Cap Color, while Media Sciences is focusing its sales and marketing on building our distribution channel.

         We are expanding our Media Sciences distribution channels through outside sales efforts and direct mail. We intend to strengthen these channels through performance based sales incentive programs. We plan to build end-user awareness of our supplies through advertising and marketing campaigns. Further we are evaluating a program under which we would bundle printer service with our supplies to provide even greater value add and impart greater confidence in our supplies.

         We have initiated an aggressive marketing campaign for No-Cap Color. The goal of this campaign is to drive potential customers to our No-Cap Color web site where they can prequalify themselves for the program. Leads generated through this site are followed up by inside sales people. We are using, or plan to use, a combination of direct mail, e-mail, affiliate marketing and banner advertising to drive traffic to www.nocapcolor.com.

         Industry and Market Overview

         The office environment has been dominated by monochrome (black and white) printers and color monitors. Over the last several years, color printers have been introduced to the office environment for mission critical applications where color is a must. Today, however, with the ever increasing quality and speed of color printers and lower costs of acquisition and ownership, color is migrating into the broad office environment. This migration has led to flat monochrome printer sales and growing color printer sales as monochrome printers are being replaced with color. Industry data shows a compound annual growth rate in unit placements of 45% to 60% through the year 2004, with 1.4 million units (including ink-jet) being placed next year alone. The U.S. workgroup color printer installed base alone is forecasted to be in excess of 13 million units by the end of 2004.

         Digital color printers (and copiers) create an ongoing requirement for service and supplies. This reoccurring business often exceeds the original cost of the device over its lifetime. Today, in the business color printer market, supplies for these printers are manufactured and distributed by the printer manufacturer (OEM). There exists little to no competition to these sources of supplies. As adoption of color printing technology continues, we expect the demand for alternative supplies to grow dramatically. In the black and white printer market, third party supply manufacturers provide approximately 20-25% of the supplies consumed. We believe that a similar opportunity exists in the color market.

         The market for computer graphics, in which our Reseller business operates, has exploded over recent years and is expected to continue to expand at a rapid pace. We focus our products and services on the following markets:

                  -        Digital Pre-Press
                  -        Display Graphics
                  -        Presentation Graphics
                  -        Digital Imaging
                  -        Digital Color Printing

Each of these markets has seen the same evolution in the technology required to produce high quality results. That is, a shift from very expensive and/or labor intensive systems and processes to less expensive, automated solutions. This technology shift has made these systems more accessible to a broader segment of creative professionals. The result is an ever increasing use of color graphics for communications.

         Distribution Methods of the Products and Services

         Media Sciences sells through an international network of dealers and distributors. Our Reseller business sells through direct, Internet and telephone sales efforts.

         Status of any Publicly Announced New Product or Service

         The development of GraphicsMart.com has been completed, however the site has not been launched through any advertising or marketing campaign. We anticipate formally launching this site in late 2000.

         Competition

         Media Sciences primarily competes with the Original Equipment Manufacturer (OEM) of the printers for which we provide supplies, including Xerox (selling under the Tektronix label) and QMS. Other than the OEMs, we are not aware of any other significant competitor that provides solid ink or toner for use in these printers.

         Approximately 90 days after we announced our No-Cap Color free color printer program, Tektronix announced their own free color printer program. This program has continued since Xerox acquired the color printer division from Tektronix. The Xerox program is structured differently from ours, and we believe there exists an opportunity for both programs.

         All facets of the reseller business are competitive. The color printer business has become increasingly competitive as the printers have dropped in price and as distribution of these printers has expanded through a dramatic increase in the number of traditional and Internet based resellers. On the systems side of our business, there are other systems integrators, VARs and dealers that offer similar or the same products, some of which are substantially larger and better funded than we are. Within our end user supply business, we compete with other supply dealers as well as supply only companies that are often national and catalog based companies. Based on the sales volumes of these companies, it is often difficult to compete on a price basis. Therefore, we compete based upon local delivery, better availability and choice of alternative products.

         We also compete by servicing most of the products we sell, as opposed to some of our competitors who rely on manufacturer or third party service. In addition, we offer a unique seven day a week, 24 hours a day premium service on many products, unlike many of our competitors.

         Principal Suppliers

         We typically purchase directly from the manufacturer of the equipment or through a distributor of those products. We currently obtain certain equipment and supplies from a limited number of sources of supply. Our principal vendor is Tektronix, Inc., whose products account for approximately 25% of total revenues in 2000 and 34% of total revenues in 1999. The loss of a vendor agreement with Tektronix may have a material affect on our business and operations.

         Dependence on Major Customers

         We did not have any customer who represented 10% or more of our revenues in 2000, but the loss of one or more customers could have a material affect on our business and operations.

         Intellectual Property

         We regard our trademarks, trade secrets, and proprietary technology and similar intellectual property as critical to our success, and rely on trademark, copyright and patent law, trade secret protection and confidentiality and other agreements with our employees, customers, partners and others to protect our proprietary rights. We have applied for the registration of trademarks in the US.

         Need for Government Approval

         Not applicable.

         Government Regulation

         Not applicable.

         Research and Development

         Not applicable.

         Compliance with Environmental Laws

         Not applicable.

         Employees

         We currently have 42 full-time employees, including 7 management level employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         We maintain our executive offices in approximately 7,212 square feet, including 1,200 square feet of warehouse space, at Allendale, New Jersey, pursuant to a lease expiring on March 31, 2002. We also maintain two sales offices in the eastern United States and one manufacturing facility in New Mexico. Our corporate offices and sales offices are adequately covered by insurance.

         We are moving our corporate offices, including warehousing and manufacturing facilities, to 15,400 square feet at Allendale, New Jersey, pursuant to a lease commencing on or about January 1, 2001. We use substantially all of the available space at our present corporate offices and need the larger facilities to accommodate our increasing warehouse requirements, expanding service facilities, and to support the manufacturing requirements of our new Media Sciences division.

         The table below sets forth the location, approximate square footage, approximate annual rent, use of each location and expiration date of each lease, including the lease for our new corporate facility. Some of the leases summarized in the table provide for moderate annual rental increases.

------------------   -----------   -----------   ----------------------   -----------------
                     Approximate   Approximate                                   Lease
Location             Square Feet   Annual Rent              Use             Expiration Date
------------------   -----------   -----------   ----------------------   -----------------
40 Boroline Road,       15,400       $184,800    Executive Offices,       Dec. 31, 2010(1)
Allendale, NJ                                    Warehouse, and
                                                 Manufacturing Facility

110 Commerce Drive      7,212        $101,993    Executive Offices        Mar. 31, 2002(2)
Allendale, NJ

24 Westech Drive        4,000        $28,748     Sales Office             Oct. 31, 2000
Tyngsboro, MA

2551 Industry Lane      2,500        $12,000     Sales Office             June 30, 2001
Norristown, PA

5600 McLeod N.E.        2,600        $27,600     Manufacturing Facility   Dec. 31, 2000
Albuquerque, NM
------------------   -----------   -----------   ----------------------   -----------------

(1)   Lease commences on or about January 1, 2001.
(2) Lease may be earlier terminated without penalty upon commencement of the lease at 40 Boroline Road.

ITEM 3.  LEGAL PROCEEDINGS

         In August 1999, we instituted an action against Tektronix, Inc. before the Superior Court in New Jersey, which action has been moved before the United States District Court for the District of New Jersey. In our lawsuit, we seek certain injunctive relief and an indeterminate amount of damages, and allege that Tektronix, Inc. violated the New Jersey Franchise Practices Act, the New Jersey Antitrust Act, federal acts prohibiting restraints of trade, breach of contract and unfair competition, among other claims. In our lawsuit, we allege that, in August 1999, Tektronix, Inc. unilaterally, and without notice, illegally terminated our Tektronix Premier Plus Reseller franchise because we were selling a non-Tektronix product, Cadapult solid ink that was supplied to us by ultraHue, Inc. We are informed that Tektronix controlled 97% of the U.S. solid ink market for digital printers, which essentially were only Tektronix printers. The results of our pending lawsuit could have material positive or material adverse consequences to our business. We derived 45% of our fiscal year 1999 revenues from sales and services of Tektronix products. In 1999, the Tektronix Premier Plus Reseller franchise accounted for about $80,000 of our gross profit margin based on historical sales, which represented less than 3% of our overall gross profit margin. The lawsuit has only recently commenced, and it may or may not be resolved in the near future. The lawsuit has been transferred to the United States District Court, District of Oregon. Although we do not believe that the loss of the lawsuit would materially impact our business operations based on historical sales, the reseller franchise provides us with business leads and promotion of our services which cannot be quantified; therefore, we do not know and cannot predict whether the loss of all or a part of this lawsuit will have a material adverse affect on our future business and operations.

         On April 17, 2000, Xerox Corporation filed a motion before the United States District Court, Western District of Washington at Seattle, for leave to intervene in an action between ultraHue, Inc., and Tektronix, Inc. for joinder of Cadapult and Media Sciences as additional parties and for leave to file and serve an amended answer. In October 1999, ultraHue had initiated an action against Tektronix claiming that Tektronix was engaging in illegal business behavior by informing resellers and end users of Tektronix's belief that ultraHue ink sticks had cause failures in Tektronix brand printers or had produced inferior quality output, and by failing to provide marketing assistance and rebates to resellers who market and sell ultraHue solid ink. Tektronix denied the claims, stated various affirmative defenses and asserted a counterclaim for unfair competition. ultraHue denied the counterclaims. In December 1999, our subsidiary, Media Sciences, acquired substantially all of the assets of ultraHue. In January 2000, Xerox acquired substantially all of the assets of Tektronix's printer business, including Tektronix's claims against ultraHue. Through the motion for joinder, Xerox sought to intervene in the action and to assert counterclaims against us alleging that we violated the Lanham Act, engaged in unfair competition, infringed the design of the Tektronix ink stick, and infringed certain claims of Xerox's patent, and to seek relief that may include our profits on sales of ultraHue solid ink, or damages or a reasonable royalty, injunctive relief from selling the current formulation of the solid ink, and injunctive relief against patent infringement. On May 10, 2000, the court granted Xerox's motion to join Cadapult and Media Sciences in the action. We were served with the amended answer on or about May 19, 2000. We have not had the opportunity to adequately review the amended answer and counterclaims, and therefore, we are not in a position to assess the validity of the allegations or the effects of the lawsuit on our operations or financial condition. While we presently believe that resolution of this litigation will not have a material adverse affect on our consolidated financial position, an unfavorable outcome could have a material adverse affect on our results of operations or cash flow in the quarter or annual period in which this matter is resolved. We presently intend to deny any wrongdoing, and we intend to vigorously defend the action, but we can give no assurance that we will prevail in this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

         Beginning August 9, 2000, our common stock was quoted on the American Stock Exchange under the symbol "GFX".

         From July 10, 1998 to August 8, 2000, our common stock was quoted on the OTC Bulletin Board under the symbol "GRFX". Before July 10, 1998, our common stock was listed in the "pink sheets" of the National Quotation Bureau, Inc. and on the OTC Bulletin Board under the symbol "SEUS". Before the time periods indicated above, an active trading market for our common stock did not exist.

         The following table sets forth for the periods indicated, the high and low closing bid prices for a share of the common stock as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

-----------         -------------         ------         ------
Fiscal Year         Quarter Ended          High           Low
-----------         -------------         ------         ------
1999                September 30          $4.000         $2.000
                    December 31           $3.620         $2.125
                    March 31              $3.250         $1.750
                    June 30               $3.562         $2.500
-----------         -------------         ------         ------
2000                September 30          $2.562         $1.937
                    December 31           $3.250         $2.000
                    March 31              $4.375         $2.250
                    June 30               $3.000         $2.062
-----------         -------------         ------         ------

Holders

         The approximate number of holders of record of our common stock as of September 5, 2000 was 385. As of that date, there were approximately 569 beneficial stockholders, including stockholders holding common stock under nominee security position listings.

Dividends

         We have never declared any cash dividends on the common stock at any time. Future cash dividends on the common stock, if any, will be at the discretion of our Board of Directors and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that the Board of Directors may consider important.

         Our series A preferred stock bears a fixed dividend at an annual rate of 11.5%. Dividends are paid in cash each quarter in arrears. The first dividend payment occurred on January 1, 2000. Unless we have fully paid all dividends on the outstanding shares of series A preferred stock, we cannot declare or pay cash dividends, or distribute or set aside assets, for any of our other securities.

Sale of Unregistered Securities

         On April 1, 2000, we issued 10,000 shares of common stock to Graphics Un Ltd. In exchange for its rights to a web site address in a transaction deemed to be exempt under Section 4(2) of the Securities Act.

         We issued to Duncan Yates, an officer of Cadapult, under an oral employment agreement, effective July 15, 2000, stock options to purchase up to 100,000 shares of common stock in a transaction deemed to be exempt under
Section 4(2) of the Securities Act. These options vest only after we achieve certain corporate levels of earnings. The options are exercisable for five years at $2.00 per share. He may exercise 25,000 options following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceed $1,500,000, and a further 25,000 options after the fiscal year in which such earnings exceed $2,000,000. He may exercise up to 50,000 options following the end of the 2001 fiscal year if certain sales targets established by the Board of Directors are achieved. If we undergo a "change of control", the incentive based options vest.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Forward-looking" Information

         This report on Form 10-KSB contains certain "forward-looking statements"within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent our expectations and beliefs, including, but not limited to statements concerning Cadapult's expected growth. The words "believe," "expect," "anticipate," "estimate,: "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

         The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 2000. On June 24, 1998, we elected to change our fiscal year from April 30 to June 30.

Results of Operations For The Year Ended June 30, 2000
------------------------------------------------------

Sales. Sales for the year ended June 30, 2000 compared to the year period ended June 30, 1999 increased approximately 32% to $13,489,839 from $10,227,628. The increase in sales resulted from a contribution from the ultraHue acquisition of approximately $2,448,000, a contribution from the WEB acquisition of approximately $1,768,200 and a decrease in our hardware and end-user supply sales of approximately $954,000

Cost of Sales. Cost of sales for the year ended June 30, 2000 were $8,522,972 or approximately 63% of sales, as compared to $7,442,239 or approximately 73% for the year period ended June 30, 1999. Gross profit margins increased significantly in the year ended June 30, 2000 due to six months of contribution from the ultraHue acquisition. Our reseller margins have remained stable despite margin pressure in the areas of color printers and other low end graphics hardware and supplies.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 2000 increased to $3,974,762 or 29.5% of sales from $2,889,200 or 28.2% of sales for the year ended June 30, 1999. Selling, general and administrative expenses for the year ended June 30, 2000 included approximately $200,000 of legal expenses associated with our litigation with Tektronix.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended June 30, 2000 increased to $449,062 from $180,482 for the year ended June 30, 1999. Approximately $135,000 of the increase in depreciation and amortization can be attributed to the acquisition of ultraHue with the balance attributable to the amortization of goodwill resulting from the acquisitions of Tartan Technical and WEB Associates and depreciation resulting from increased infrastructure investments.

Interest Expense. Interest expense for the year ended June 30, 2000 increased to $238,502 from $160,081 incurred for the year ended June 30, 1999. The increase in 1999 was due primarily to an increase in borrowings to finance our infrastructure investments.

Income Taxes. For the year ended June 30, 2000, we recorded an income tax benefit of $144,000. We incurred a Federal and State income tax expense of $73,000, offset by the elimination of the valuation allowance totaling $217,000 that had been recognized at June 30, 1999. For the year ended June 30, 1999, we recorded a tax benefit of $217,000 primarily due to a net operating loss carryforward offset by a valuation allowance of $217,000.

Dividends. For the year ended June 30, 2000, we paid $301,772 of stock dividends to our preferred shareholders of record as of June 30, 2000.

Net Income (Loss). For the year ended June 30, 2000, we earned $146,769 or $0.05 basic and $0.04 diluted earnings per share, applicable to common shareholders as compared to a net loss of $444,374 or $0.16 per share for the year ended June 30, 1999. At June 30, 2000 there were 3,176,090 basic weighted average shares outstanding and 3,508,134 diluted weighted average shares outstanding. The conversion of the Series A convertible preferred stock has been excluded from the computation of diluted earnings per share for the year ended June 30, 2000, as the conversion would be anti-dilutive after adding back preferred stock dividends to net income.

Results of Operations For The Year Ended June 30, 1999
------------------------------------------------------

Sales. Sales for the year ended June 30, 1999 compared to the year period ended April 30, 1998 increased approximately 44% to $10,227,628 from $7,103,906. The revenue mix in 1999 has shifted with supplies revenue increasing as a percentage of total sales, while systems revenue has decreased as a percentage of total sales. Service revenues, as a percentage of sales have remained consistent. Approximately $1,365,000 of the increase in sales can be attributed to the Tartan acquisition, $103,000 to the WEB Associates acquisition, and $1,655,000 to our internal growth.

Cost of Sales. Cost of sales for the year ended June 30, 1999 were $7,442,239 or approximately 73% of sales, as compared to $5,174,402 or approximately 73% for the year period ended April 30, 1998. Gross profit margins remained stable for the year ended June 30, 1999 as compared to the year ended April 30, 1998 despite the acquisition of businesses that were previously generating significantly lower margins. This was achieved primarily through the conversion of manufacturer service agreements to agreements fulfilled by us and through the sale of private label supplies.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 1999 increased to $2,889,200 from $2,138,915 for the year ended April 30, 1998. Selling, general and administrative expenses were approximately 30% of sales for both periods. Selling, general and administrative expenses for the year ended June 30, 1999 included increased legal of about $9,000, accounting fees of about $17,500, and consulting fees of about $15,200 associated with the merger with Seafoods Plus, Ltd. in June of 1998, with being a publicly held company, the amortization of goodwill of about $62,000 resulting from acquisitions, and to increase in payroll attributable to the acquisitions and development of the our infrastructure for future growth of about $470,000. Selling, general and administrative expenses for the year ended June 30, 1999 includes a one time expense of $130,000 for the development of SamplePrint.com.

Interest Expense. Interest expense for the year ended June 30, 1999 increased to $160,081 from $90,829 incurred for the year ended April 30, 1998. The increase in 1999 was due primarily to an increase in borrowings to finance our increased receivables and inventory due to the acquisitions.

Income Taxes. For the year ended June 30, 1999, we recorded a tax benefit of $217,000 primarily due to a net operating loss carryforward offset by a valuation allowance of $217,000. For the one year ended April 30, 1998, we recorded a tax benefit of $62,498 primarily due to the utilization of a net operating loss carryback.

Net Income (Loss). For the one year ended June 30, 1999, we had a net loss of $444,374 or $0.16 per share as compared to a net loss of $219,242 or $0.14 per share for the year ended April 30, 1998. We had a loss before income taxes in the fourth quarter of the year ended June 30, 1999 totaling $314,978 as compared to an average loss of approximately $43,132 for the previous three quarters. Contributing to the additional loss were approximately $130,000 for development costs related to SamplePrint.com and $40,000 for year end adjustments to inventory and the allowance for doubtful accounts. Additional loss was due to a shortfall of approximately $250,000 in sales resulting in $70,000 gross profit reduction. Additional loss of $30,000 was due to additional general and administrative costs relating to the two business acquired earlier in the year.

Liquidity and Capital Resources
-------------------------------

         We experienced positive cash flow of $835,685 for the year ended June 30, 2000. Cash used in operations resulted in positive cash flows of $580,844 primarily due to a profit of $448,541, non cash charges for depreciation, amortization and issuance of our securities for services of $520,062, a decrease in inventory of $211,024, a decrease in accounts receivable of $160,641, an increase in deferred revenue of $172,344 and an increase in accrued expenses and other current liabilities of $172,344 offset by the non-cash income tax benefit of $181,000, a decrease in accounts payable $736,626 and an increase in pre-paid expenses and security deposits of $183,708.

         For the year ended June 30, 2000 the cash we used in investing activities included the purchase of equipment, two URLs and the net assets of ultraHue for a total of $2,892,714.

         We generated cash from the sale of our common and preferred stock of $4,715,520 for the year ended June 30, 2000. With these proceeds, we executed the ultraHue acquisition and repaid $738,888 in bank debt.

         We experienced positive cash flow of $10,336 for the year ended June 30, 1999. Cash used in operations resulted in negative cash flows of $221,653 primarily due to a loss of $444,374 offset by a non cash charge to depreciation and amortization of $180,494 , a decrease in accounts receivable of $89,130 and a decrease in inventory of $170,259 and a increase in deferred revenue of $149,489, and a decrease in accounts payable of $473,241. Cash used in investing activities was primarily comprised of purchase of equipment and the acquisitions of WEB Associates and Tartan Technical. The above uses of cash were offset by increased borrowing under the Company's credit facility and proceeds from the sale of common stock.

         We have an agreement with a lender under which we can borrow up to $6,000,000 under a revolving line-of-credit, subject to availability of collateral. Under the line-of-credit, the available credit is 50% of eligible inventory, which available credit cannot exceed $1,000,000 plus 85% of eligible receivables. Borrowings bear interest at .50% over the lender's base rate, are payable on demand and are collateralized by all of our assets. As of June 30, 2000, we had used $1,025,683 of this line. As of June 30, 1999, we had used $1,677,024 of this line.

         In August 1998, we completed a private placement for $655,000, consisting of 524,000 shares of common stock at a purchase price of $1.25. Expenses associated with the private placement were approximately $35,000, providing us with net proceeds of $620,000. We used substantially all of the proceeds in the retirement of bank debt assumed in the acquisition of Tartan in January 1999.

         In September 1999, we completed a private placement for $255,500 consisting of 127,750 shares of common stock at a purchase price of $2.00. Expenses associated with the private placement were approximately $15,000, providing us with net proceeds of $240,200. We used substantially all of the proceeds to invest in our Internet initiatives, including SamplePrint.com and the upgrade of our accounting system in preparation for our Internet storefront.

         On October 1, 1999, we entered into a managing dealer agreement with a placement agent for a proposed private offering of $5,000,000. The private offering was of 500,000 units of our securities with a face value of $10.00 per unit. Each unit consisted of one share of convertible adjustable preferred stock and one warrant to purchase two shares of common stock at $4.50. For two years, each share of series A preferred stock is convertible into 3.077 shares of common stock. After each of two and four years from the date of closing, the conversion rate of one share of series A preferred stock into shares of common stock adjusts. At the adjusted conversion rate, the number of shares of common stock received equals $10 divided by 75% of the average bid price of our common stock during the 90 days preceding each of the two and four year anniversary dates. A maximum of five shares of common stock will be issued upon conversion of a share of series A preferred stock. In addition, the preferred stock will carry a dividend, paid quarterly, of 11.5% per annum. The offering was sold to accredited investors only in states where permitted. The proceeds of the offering were used to fund the ultraHue acquisition, for the expansion of our No-Cap Color printer program and for working capital. In December 1999, our Board of Directors approved an increase of the private placement to $5,500,000. We closed this offering on March 10, 2000 having sold 550,000 units, representing 550,000 shares of Series A Preferred Stock and 1,100,000 warrants to purchase common stock for $4.50, providing us with net proceeds of $4,566,549.

Capital Expenditures
--------------------

         We have a material commitment for a capital expenditure of $450,000 for development of a new Media Sciences product line. We anticipate capital expenditures of approximately $300,000 to $400,000 relating to the move of our headquarters facility and our manufacturing facility. In addition, we plan to acquire at least $3,000,000 of color printers for our No-Cap Color printer program.

Inflation
---------

         We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the future.

Seasonality
-----------

         We anticipate that our cash flow from operations will be significantly greater in the fall and winter months than in the spring and summer months due to the purchasing cycles associated with our products. If we are unable to generate sufficient cash flows from operations during the seasons of peak operations, we may be required to utilize other cash reserves, if any, or seek additional equity or debt financing to meet operating expenses, and there can be no assurance that there will be any other cash reserves or that additional financing will be available or, if available, on reasonable terms.


ITEM 7.  FINANCIAL STATEMENTS

Financial Report - June 30, 2000

Independent Auditors' Report                                            F-1
Consolidated Balance Sheets                                             F-2
Consolidated Statements of Operations                                   F-3
Consolidated Statements of Changes in Shareholders' Equity              F-4
Consolidated Statements of Cash Flows                                   F-5
Notes to Consolidated Financial Statements                              F-7

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Shareholders of Cadapult Graphic Systems, Inc.


We have audited the accompanying consolidated balance sheets of Cadapult Graphic Systems, Inc. and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadapult Graphic Systems, Inc. and subsidiary at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                               /S/ WISS & COMPANY, LLP

                                               WISS & COMPANY, LLP


Livingston, New Jersey
August 10, 2000

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,
                                                                 -------------------------
                     ASSETS                                          2000          1999
                                                                 -----------   -----------
CURRENT ASSETS:
  Cash and equivalents .......................................   $   868,842   $    33,157
  Accounts receivable, less allowance for doubtful
    accounts of $35,000 ......................................     2,190,903     1,950,399
  Inventories ................................................     1,262,219     1,276,621
  Deferred income taxes ......................................       181,000            --
  Prepaid expenses and other current assets ..................       172,481        77,471
                                                                 -----------   -----------
      Total Current Assets ...................................     4,675,445     3,337,648
                                                                 -----------   -----------

PROPERTY AND EQUIPMENT, NET ..................................       761,133       627,029
                                                                 -----------   -----------

OTHER ASSETS:
  Goodwill and other intangible assets, net ..................     4,408,815       835,889
  Deferred acquisition costs .................................        12,731        34,542
  Security deposits ..........................................       122,221        33,523
                                                                 -----------   -----------
                                                                   4,543,767       903,954
                                                                 -----------   -----------
                                                                 $ 9,980,345   $ 4,868,631
                                                                 ===========   ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to bank .......................................   $ 1,025,683   $ 1,677,024
  Note payable relating to acquired business .................     1,160,000            --
  Current maturities of long-term debt .......................        69,445        87,547
  Accounts payable ...........................................     1,075,828     1,710,861
  Accrued expenses and other current liabilities .............       290,996       131,767
  Deferred revenues ..........................................       466,433       294,089
                                                                 -----------   -----------
    Total Current Liabilities ................................     4,088,385     3,901,288
                                                                 -----------   -----------

OTHER LIABILITIES:
  Long-term debt, less current maturities ....................            --        69,445
  Note payable to affiliate ..................................            --        20,832
                                                                 -----------   -----------
                                                                          --        90,277
                                                                 -----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value,
    Authorized 20,000,000 shares; issued 3,228,451
    shares in 2000 and 3,058,308 in 1999 .....................         3,228         3,058
  Series A Convertible Preferred stock, $.001 par value,
    Authorized 1,000,000 shares; issued 550,000 shares in 2000           550            --
  Additional paid-in capital .................................     5,888,182     1,171,782
  Retained earnings (deficit) ................................            --      (297,774)
                                                                 -----------   -----------
    Total Shareholders' Equity ...............................     5,891,960       877,066
                                                                 -----------   -----------
                                                                 $ 9,980,345   $ 4,868,631
                                                                 ===========   ===========

          See accompanying notes to consolidated financial statements.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year Ended June 30,
                                                      ----------------------------
                                                          2000            1999
                                                      ------------    ------------
NET SALES .......................................     $ 13,489,839    $ 10,227,628
                                                      ------------    ------------

COSTS AND EXPENSES:
  Cost of sales .................................        8,522,972       7,442,239
  Selling, general and administrative expenses ..        3,974,762       2,889,200
  Depreciation and amortization .................          449,062         180,482
                                                      ------------    ------------
                                                        12,946,796      10,511,921
                                                      ------------    ------------

INCOME (LOSS) FROM OPERATIONS ...................          543,043        (284,293)

INTEREST EXPENSE, NET ...........................          238,502         160,081
                                                      ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES (CREDITS) .....          304,541        (444,374)

INCOME TAX CREDIT ...............................         (144,000)             --
                                                      ------------    ------------

NET INCOME (LOSS) ...............................     $    448,541    $   (444,374)
                                                      ============    ============

PREFERRED STOCK DIVIDENDS .......................     $    301,772    $         --
                                                      ============    ============

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS       $    146,769    $   (444,374)
                                                      ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic .........................................        3,176,090       2,844,819
                                                      ============    ============
  Diluted .......................................        3,508,134       2,844,819
                                                      ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
  Basic .........................................     $        .05    $      (0.16)
                                                      ============    ============
  Diluted .......................................     $        .04    $      (0.16)
                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                            Common Stock     Preferred Stock  Additional  Retained      Total
                                                          -----------------  ---------------    Paid-in    Earning   Shareholders'
                                                            Shares   Amount  Shares   Amount    Capital   (Deficit)     Equity
                                                          ---------  ------  -------  ------  ----------  ---------  -------------
BALANCES, JUNE 30, 1998                                   2,583,518  $2,583       --  $   --  $  423,167  $ 146,600  $     572,350

YEAR ENDED JUNE 30, 1999:
 Sale of common stock through private placement .......     228,000     228       --      --     249,772         --        250,000
 Issuance of common stock for acquisition - Tartan ....      92,850      93       --      --     185,607         --        185,700
 Issuance of warrants for legal services ..............          --      --       --      --      20,510         --         20,510
 Sale of common stock through private placement .......      67,750      68       --      --     120,432         --        120,500
 Issuance of common stock for acquisition - Web .......      86,190      86       --      --     172,294         --        172,380
 Net loss .............................................          --      --       --      --          --   (444,374)      (444,374)
                                                          ---------  ------  -------  ------  ----------  ---------  -------------

BALANCES, JUNE 30, 1999 ...............................   3,058,308   3,058       --      --   1,171,782   (297,774)       877,066

YEAR ENDED JUNE 30, 2000:
 Sale of common stock through private placement, net ..      60,000      60       --      --     119,640         --        119,700
 Sale of preferred stock through private placement, net          --      --  550,000     550   4,565,999         --      4,566,549
 Issuance of common stock for services ................      35,435      35       --      --      70,965         --         71,000
 Issuance of stock for acquisition ....................      34,818      35       --      --      81,570         --         81,605
 Issuance of stock for purchase price adjustment ......      16,473      17       --      --         (17)        --             --
 Exercise of employee stock options ...................      23,417      23       --      --      29,248         --         29,271
 Preferred stock dividend, 11.5% ......................          --      --       --      --    (151,005)  (150,767)      (301,772)
 Net income ...........................................          --      --       --      --          --    448,541        448,541
                                                          ---------  ------  -------  ------  ----------  ---------  -------------

BALANCES, JUNE 30, 2000 ...............................   3,228,451  $3,228  550,000  $  550  $5,888,182  $      --  $   5,891,960
                                                          =========  ======  =======  ======  ==========  =========  =============

          See accompanying notes to consolidated financial statements.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended June 30,
                                                         --------------------------
                                                             2000           1999
                                                         -----------    -----------
Net income (loss) ....................................   $   448,541    $  (444,374)
  Adjustments to reconcile net income(loss) to net
  cash flows from operating activities:
    Depreciation and amortization ....................       449,062        180,494
    Deferred income taxes ............................      (181,000)            --
    Issuance of common stock and warrants for services        71,000         20,510
    Provision for bad debts ..........................        10,298          6,000
    Changes in operating assets and liabilities:
      Accounts receivable ............................       160,641         89,130
      Inventories ....................................       211,024        170,259
      Prepaid and refundable income taxes ............            --         46,295
      Prepaid expenses and other current assets ......       (95,010)        35,710
      Security deposits ..............................       (88,698)        (2,180)
      Accounts payable ...............................      (736,626)      (473,241)
      Accrued expenses and other current liabilities .       159,268            255
      Deferred revenues ..............................       172,344        149,489
                                                         -----------    -----------
        Net cash flows from operating activities .....       580,844       (221,653)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ................      (144,631)      (303,271)
  Purchase of intangible assets ......................      (267,401)      (102,350)
  Cost of net assets of acquired businesses ..........    (2,502,493)      (242,200)
  Deferred acquisition costs .........................        21,811        (34,542)
                                                         -----------    -----------
        Net cash flows from investing activities .....    (2,892,714)      (682,363)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable to bank, net ..........................      (651,341)       333,071
  Payments on long-term debt .........................       (87,547)       (89,219)
  Attorney escrow account ............................            --        320,000
  Advances from officer ..............................            --        (20,000)
  Note payable to affiliate ..........................       (20,832)            --
  Due to seller ......................................      (506,473)            --
  Preferred stock dividends ..........................      (301,772)            --
  Sale of common stock ...............................       148,971        370,500
  Sale of preferred stock ............................     4,566,549             --
                                                         -----------    -----------
        Net cash flows from financing activities .....     3,147,555        914,352
                                                         -----------    -----------

NET CHANGE IN CASH AND EQUIVALENTS ...................       835,685         10,336

CASH AND EQUIVALENTS, BEGINNING OF YEAR ..............        33,157         22,821
                                                         -----------    -----------

CASH AND EQUIVALENTS, END OF YEAR ....................   $   868,842    $    33,157
                                                         ===========    ===========

          See accompanying notes to consolidated financial statements.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                               Year Ended June 30,
                                                           --------------------------
                                                               2000           1999
                                                           -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ......................................     $   174,982    $   155,846
                                                           ===========    ===========
  Income taxes paid ..................................     $        --    $        --
                                                           ===========    ===========
  Inventories transferred to equipment ...............     $   174,907    $        --
                                                           ===========    ===========
  Issuance of common stock upon partial satisfaction
  of Tartan acquisition contingency" .................     $    81,605    $        --
                                                           ===========    ===========

Non cash investing activities- Acquisition of businesses:
    Fair value of assets acquired ....................     $ 4,168,966    $ 1,459,457
    Fair value of liabilities assumed ................              --       (859,177)
    Fair value of common stock issued ................              --       (358,080)
    Due to seller ....................................        (506,473)            --
    Note payable to seller ...........................      (1,160,000)            --
                                                           -----------    -----------
      Net cash payment ...............................     $ 2,502,493    $   242,200
                                                           ===========    ===========

          See accompanying notes to consolidated financial statements.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   -   NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT
             ACCOUNTING POLICIES:

         Nature of the Business - Cadapult Graphic Systems, Inc. and subsidiary, collectively referred to as the "Company", provide computer graphic systems, peripherals, supplies, training and service to visual communicators and graphics professionals. The Company is a systems integrator and a value added dealer/reseller of computer graphics equipment and supplies to customers. The Company also manufactures and distributes solid ink and toner products for use in color printers. The Company has its corporate headquarters in New Jersey and has offices in Massachusetts, Washington, New Mexico and Pennsylvania.

         Principles of Consolidation - The consolidated financial statements include the accounts of Cadapult and its wholly-owned subsidiary Media Sciences, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         Estimates and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

         Revenue Recognition - Revenue is recognized at the point of shipment for goods sold, and ratably through the duration of service contracts. Deferred revenue consists principally of billings on service contracts prior to rendering related services.

         Cash Equivalents - Cash equivalents include all highly liquid short term investments purchased with original maturities of three months or less.

         Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of cash and unsecured trade receivables. The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At June 30, 2000, the Company has uninsured balances totalling approximately $950,000.

         Concentrations of credit risk with respect to all trade receivables are considered to be limited due to the quantity of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral. Management feels that credit risk beyond the established allowance at June 30, 2000 is limited.

         Inventories - Inventories are stated at the lower of cost (specific identification method) or market.

         Property and Equipment - Property and equipment are stated at cost. The Company provides for depreciation using straight-line and accelerated methods by charges to income at rates based upon the recovery periods of 3 to 7 years for furniture and equipment and over the useful lives or the lease term, if shorter, for leasehold improvements.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Goodwill and Other Intangible Assets - Goodwill consists of the excess of cost over fair market value of the net assets of acquired businesses. The intangible assets are being amortized on the straight-line method over the following years:

                                                                Life (Years)
                                                                -----------
               Goodwill                        $4,567,521             15
               Covenants-not-to-compete            51,000            3-5
               Financing costs                    114,880            1-3
                                               ----------
                                                4,733,401
               Accumulated amortization           324,586
                                               ----------

                                               $4,408,815
                                               ==========

         During the years ended June 30, 2000 and 1999, the Company capitalized $40,000 and $54,048 of financing costs and $3,785,851 and $49,302 of costs associated with the purchase of businesses referred to in Note 2.

         The carrying value of intangible assets is periodically reviewed by the Company based on expected future undiscounted operating cash flows. Based upon its most recent analysis, the Company believes that no material impairment exists at June 30, 2000.

         Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.

         Employee Benefit Plan - The Company has a 401(k) savings/retirement plan for all of its eligible employees. The plan allows for employee contributions to be matched by the Company. Contributions made by the Company for the years ended June 30, 2000 and 1999 were $14,889, and $14,502, respectively.

         Deferred Acquisition Costs - Acquisition costs have been deferred, pending the outcome of negotiations. If the acquisition is completed, these costs will be capitalized; otherwise they will be charged to expense.

         Earnings (Loss) Per Share - Basic earnings (loss) per share is based upon net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding adjusted for the incremental shares attributable to outstanding options, dilutive securities, warrants and other potentially dilutive securities.

         Stock Options - The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation expense was recognized in 2000 and 1999 for stock option grants.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Had compensation cost been based upon fair value of the option on the date of grants, as prescribed by SFAS No. 123, the Company's proforma net income
(loss) and net income (loss) per share would have been $(242,000) and $(.08) in 2000 and $(1,018,000) and $(.36) in 1999, using the Black-Scholes option pricing model.

         The fair value of options granted in 2000 and 1999 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 198% in 2000 and 108% in 1999 and a weighted-average expected life of the options of five years.

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

         On January 7, 1999, the Company issued 185,700 shares of its unregistered and restricted common stock in exchange for certain assets and the assumption of certain liabilities of Tartan Technical, Inc. ("Tartan") a Massachusetts corporation. The assets purchased included accounts receivable, inventories, property and equipment and the liabilities assumed included notes payable and accounts payable. The excess of the purchase price and related costs over the fair value of the net liabilities assumed ($321,789) was allocated to goodwill. As of June 30, 1999, 92,850 of the shares were held in escrow pursuant to the resolution of a contingency based on Tartan achieving certain gross profit levels over the next two years. As of June 30, 2000, Tartan earned 34,818 shares (valued at $81,605) and forfeited 11,607 shares. A total of 46,425 shares remain in escrow. When the contingency is resolved, some or all of the 46,425 remaining shares will either be recorded by the Company as an additional cost of Tartan, or cancelled.

         Effective June 18, 1999, the Company acquired for $242,200 in cash and the issuance of 172,380 shares of its unregistered and restricted common stock, certain assets and assumed certain liabilities of WEB Associates, Inc. ("WEB") a Pennsylvania corporation. The assets purchased included accounts receivable, inventories, property and equipment and a covenant not-to-compete and the liabilities included accounts payable. The excess of the purchase price and related costs over the fair value of net assets ($89,996) was allocated to goodwill. Currently, 86,190 of the shares are held in escrow pursuant to the resolution of a contingency based on WEB achieving certain gross profit levels through June 2001. When the contingency is resolved, some or all of the 86,190 shares will either be recorded by the Company as an additional cost of WEB, or cancelled.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On December 13, 1999, Media Sciences, Inc. ("Media") completed the acquisition of substantially all of the assets of ultraHue, Inc. for $2,340,000 in cash, and a note payable for $1,160,000 bearing interest at 7% per annum, due on December 13, 2000. Media also agreed to acquire accounts receivable and inventories, and assume accounts payable and reimburse ultraHue, as those receivables are collected and inventory sold. In addition, the Asset Purchase Agreement provides for an additional purchase price of 10-30% of Media Sciences' profits (as defined) for three years.

         The following unaudited pro forma consolidated results of operations for the years ended June 30, 2000 and 1999, assume the Tartan, WEB and ultraHue acquisitions had occurred on July 1, 1998, giving effect to purchase accounting adjustments and financing. The pro forma results have been prepared for informational purposes only and do not reflect any benefit from economies, which might be achieved from combined operations. The pro forma results do not represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                        Year Ended June 30,
                                                     -------------------------
                                                         2000          1999
                                                     -----------   -----------

Net sales                                            $14,752,396   $15,292,999
                                                     ===========   ===========

Net income (loss) applicable to common shareholders  $    58,269   $  (952,020)
                                                     ===========   ===========

Basic and diluted income (loss) per share                   $.02         $(.32)
                                                            ====         =====


NOTE 3   -   PROPERTY AND EQUIPMENT:

         Property and equipment are summarized as follows:

                                                             June 30,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------

Office equipment                                     $1,311,404    $  997,359
Furniture and fixtures                                  205,646       165,213
Automobiles                                              60,980        65,379
Leasehold improvements                                   98,568        98,568
                                                     ----------    ----------
                                                      1,676,598     1,326,519
Less: Accumulated depreciation and amortization         915,465       699,490
                                                     ----------    ----------
                                                     $  761,133    $  627,029
                                                     ==========    ==========

NOTE 4   -   NOTE PAYABLE TO BANK:

         The Company has an agreement with a bank under which it can borrow up to $6,000,000 under a revolving line-of-credit, subject to availability of collateral. Borrowings bear interest at .50% over the bank's base rate, are payable on demand and are collateralized by all assets of the Company.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5   -   LONG-TERM DEBT:

         A summary of long-term debt follows:

                                                                   June 30,
                                                 Interest   --------------------
              Description                         Rate         2000       1999
----------------------------------------------   --------   ---------  ---------

Loan payable in monthly installments of $6,944
  plus interest through April 2001,
  collateralized by all assets of the Company    1% over
                                                 prime      $ 69,445   $ 152,778

Loan payable in monthly installments of
  principal and interest of $543 through
  February 2000, collateralized by an
  automobile                                     8.49%             -       4,214
                                                            --------   ---------
                                                              69,445     156,992
Less:  Current maturities                                     69,445      87,547
                                                            --------   ---------
                                                            $      -   $  69,445
                                                            ========   =========

NOTE 6   -  INCOME TAXES:

         The components of the income tax credit for the year ended June 30, 2000, are summarized as follows:

                                  Current       Deferred          Total
                                  -------       ---------       ---------

        Federal                   $     -       $ (94,000)      $ (94,000)
        State and local            37,000         (87,000)        (50,000)
                                  -------       ---------       ---------

                                  $37,000       $(181,000)      $(144,000)
                                  =======       =========       =========

         The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The Company is required to recognize a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise a valuation allowance is applied. At June 30, 2000, the Company believes that the "more likely than not" criteria have been met, and accordingly, the valuation allowance totaling $217,000 that had been recognized at June 30, 1999, was removed.

         The Company has available federal net operating loss carryforwards of approximately $245,000 which expire through 2019. The Company's utilization of its net operating loss carryforwards may be limited pursuant to Internal Revenue Code Section 382 if cumulative changes in ownership are in excess of 50% within a three-year period.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of income tax expense (benefit) provided at the federal statutory rate (34%) to income tax expense (benefit) is as follows:

                                                    Year Ended June 30,
                                                   ---------------------
                                                     2000        1999
                                                   ---------   ---------

Income tax expense (benefit) computed at federal
  statutory rate                                   $ 103,544   $(151,087)
State income taxes (net of federal benefit)          (36,197)    (26,662)
Other                                                  5,653       8,749
Change in valuation allowance                       (217,000)    169,000
                                                   ---------   ---------

                                                   $(144,000)  $       -
                                                   =========   =========

         Significant components of the Company's deferred tax assets are as follows:

                                                          June 30,
                                                   ---------------------
                                                     2000        1999
                                                   ---------   ---------

Net operating loss carryforwards                   $ 160,000   $ 193,000
Accruals and reserves                                 21,000      24,000
                                                   ---------   ---------
                                                     181,000     217,000
   Less: valuation allowance                               -     217,000
                                                   ---------   ---------

       Total deferred tax assets                   $ 181,000   $       -
                                                   =========   =========


NOTE 7   -   SHAREHOLDERS' EQUITY:

         a)     Stock Compensation Plan:

         The Company has an incentive stock option (the "1998 Plan"), pursuant to which 500,000 shares of common stock have been reserved. The stock options (which may be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) entitle the holder to purchase shares of the Company's common stock for up to ten years from the date of grant (five years for persons owning more than 10 percent of the total combined voting power of the Company) at a price not less than the fair market value (110% of fair market value for persons owning more than 10% of the combined voting power of the Company) of the common stock on the date of grant. In general, any employee, director, officer or exclusive agent of, advisor or consultant to, the Company or a related entity is eligible to participate in the Plan. The stock options are nontransferable, except upon death.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Share option activity for the Plan since July 1, 1998, follows:

                                                                   Weighted
                                                               Average Exercise
                                             Outstanding            Price
                                             -----------            ------
             Balance at July 1, 1998             138,182            $ 1.30

             Year ended June 30, 1999:
                 Granted                         225,450              2.38
                 Cancelled                       (45,739)            (2.07)
                                                 -------            ------

             Balance at June 30, 1999            317,893              1.93

             Year ended June 30, 2000:
                 Granted                          67,452              2.59
                 Exercised                       (23,417)             1.25
                 Cancelled                       (81,000)             2.36
                                                 -------            ------

             Balance at June 30, 2000            280,928            $ 2.04
                                                 =======            ======

                The following table summarizes information about outstanding and exercisable options at June 30, 2000:

                           Options Outstanding                                   Options Exercisable
---------------------------------------------------------------------     --------------------------------
                                                           Weighted
                                                           Average
                                        Weighted          Remaining
Range of Exercise        Number          Average         Contractual        Number        Weighted Average
     Prices           Outstanding     Exercise Price      Life-Years      Exercisable      Exercise Price
-----------------     -----------     --------------     ------------     -----------     ----------------
$0.00 to $2.00            186,576         $1.60              8.02           121,276             $1.38
$2.01 to $3.00             53,152          2.61              9.75            15,000              2.26
$3.01 to $4.00             41,200          3.28              9.39            41,200              3.28
                          -------         -----              ----           -------             -----

                          280,928         $2.04              8.54           177,476             $1.90
                          =======         =====              ====           ========            =====

                The Company granted its President five year stock options to purchase up to 500,000 shares which vest upon the Company attaining certain specified milestones, are exercisable at $1.375 per share, and expire in June 2003. A total of 250,000 options are vested at June 30, 2000.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                The Company granted two employees five year stock options to purchase up to 100,000 shares which vest upon the Company attaching certain specified milestones and are exercisable at $2.00 per share and expire in March 2004. A total of 100,000 options are vested at June 30, 2000.

                In December 1999, the Company granted two employees five year stock options to purchase up to 50,000 shares which vest ratably over three years, are exercisable at $3.00 per share and expire in December 2004.

         b)     Private Placements:

                In August 1998, the Company completed a private placement through the sale of 524,000 shares of its common stock for net proceeds of approximately $620,000, including conversion of a $50,000 note payable to a related party.

                In June 1999, the Company sold 67,750 shares of its common stock for $2.00 per share for net proceeds of approximately $120,500.

                In September 1999, the Company sold 60,000 shares of its common stock for $2.00 per share for net proceeds of $119,700.

         c)     Common Stock:

                During the year ended June 30, 2000, the Company issued 35,435 shares of its common stock for services valued at $71,000.

         d)     Warrants:

                In August 1998, and February 1999, the Company issued 105,000 warrants to purchase its common stock at between $4.00-$5.00 per share in exchange for legal services which were subsequently capitalized. The warrants, which had a value of $20,510, using the Black-Scholes pricing model, expire through February 15, 2004.

                In October 1999, the Company issued 30,000 warrants to purchase its common stock at between $3.00 - $4.00 per share in exchange for investor relation services which were subsequently capitalized. The warrants, which were valued at approximately $100,000 using the Black-Scholes pricing model, were recognized as a cost of issuance of the Series A Preferred shares and expire on September 29, 2004.

         e)     Amendments to Certificate of Incorporation:

                  In August 1999, the Company's Board of Directors amended its Certificate of Incorporation reducing the number of authorized shares of $.001 par value common stock to twenty million shares and authorized five million shares of $.001 par value preferred stock.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         f)     Preferred Stock:

                The Company's Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock. The Board of Directors is authorized to issue shares of Preferred Stock from time to time in one or more series and to establish and designate any such series and to fix the number of shares and the relative conversion rights, voting rights, terms of redemption and liquidation. In December 1999, the Board authorized the issuance of up to 1,000,000 shares of Series A Preferred Stock.

                On March 10, 2000, the Company completed a private placement wherein it sold 550,000 units for $10.00 per unit representing 550,000 shares of its Series A Preferred Stock and 1,100,000 warrants exercisable for five years to purchase one share of common stock for $4.50 per share. Net proceeds received from the sale totalled $4,566,549.

                Dividends on the Series A Preferred Stock accrue at a rate of 11.5% per annum and are payable quarterly. Each Series A share is convertible at the option of the holder at a rate of 3.077 shares of common stock for one Series A share. The conversion price shall adjust to 75% of the average bid price for the 90 days preceding the 24th month anniversary of the closing of the offering and again on the 48th month anniversary. Under no circumstances can a new conversion price be below $2.00 per share.

                The discount, if any, resulting from allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and will be recognized as a return to preferred shareholders over the minimum period from the date of issuance through the date of earliest conversion using the effective yield method.

                The Company has the right to call the Series A shares at $15.00 per share, at any time. Holders have the right to convert upon receipt of the call notice.

                In connection with the private placement, the placement agent received a commission and non accountable expense allowance equal to 13% of the proceeds of the offering, five year warrants to purchase up to 236,500 shares of the Company's common stock at $1.65 per share and up to 590,000 shares of the Company's common stock at $3.75 per share. The value of the warrants was recognized as a cost of issuance of the Series A shares.

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   -   COMMITMENTS AND CONTINGENCIES:

         Leases - The Company leases its premises under lease agreements which expire through 2010 and an automobile and equipment under operating leases that expire through 2003. Future minimum lease payments are as follows:

                   Year Ending June 30,
                   --------------------

                         2001                                    $  311,491
                         2002                                       317,344
                         2003                                       252,374
                         2004                                       184,800
                         2005                                       184,800
                         2006 and thereafter                      1,250,809
                                                                 ----------
                                                                 $2,501,618
                                                                 ==========

         Rent expense amounted to $216,764 and $198,199 for the years ended June 30, 2000 and 1999, respectively.

         Employment Agreements - On May 1, 1998, the Company entered into a five year employment agreement with its President for a base salary of $130,000 per annum subject to certain adjustments, and three year employment agreements with three employees providing for aggregate compensation of $270,000 per annum. In 2000, the Company entered into three year employment agreements with two employees providing for aggregate compensation of $160,000 per annum.

         Litigation - In August 1999, the Company commenced a lawsuit against a major supplier which alleges various causes of action including alleged violations of the New Jersey Franchise Practices Act, breach of contract and unfair competition. The supplier has denied these claims and brought counterclaims against the Company alleging that the Company engaged in unfair competition and had infringed on certain patents owned by it.

         It is too early in the discovery process for the Company or its attorneys to evaluate the likelihood of an unfavorable outcome or a range of potential loss. The Company and its attorneys believe they have substantial and meritorious defenses to the adverse claims and are reasonably confident that the likelihood of an unfavorable outcome is relatively low.


NOTE 9   -   MAJOR SUPPLIER:

         Direct purchases from one supplier accounted for approximately 25% of total purchases in 2000 and 34% in 1999. If the supplier fails to provide the required inventories, it may have a negative impact on the Company. (See Note
8).

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10  -   EARNINGS PER COMMON SHARE:

         Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding for the incremental shares attributed to outstanding options and warrants to purchase common stock , and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per common share:

                                                   Year Ended June 30,
                                               -------------------------
                                                   2000          1999
                                               -----------   -----------
Numerator:
  Net income (loss) - basic                    $   146,769   $  (444,374)
                                               ===========   ===========
  Net income (loss) - diluted                  $   146,769   $  (444,374)
                                               ===========   ===========

Denominator:
  Denominator for basic earnings per
    common share:

    Weighted average shares                      3,176,090     2,844,819

  Effect of dilutive securities-
    Employee stock options and warrants            332,044             -
                                               -----------   -----------

  Denominator for diluted earnings per
    common share                                 3,508,134     2,844,819
                                               ===========   ===========

  Earnings (loss) per common share:
    Basic                                      $       .05   $      (.16)
                                               ===========   ===========

    Diluted                                    $       .04   $      (.16)
                                               ===========   ===========

                         CADAPULT GRAPHIC SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following warrants and options to purchase common stock were excluded from the computation of diluted earnings per share for the years ended June 30, 2000 and 1999 because their exercise price was greater than the average market price of the common stock for those years:

                                                        Year Ended June 30,
                                                      -----------------------
                                                        2000           1999
                                                      ---------       -------

              Anti-dilutive warrants and options      1,884,200       105,000
                                                      =========       =======

         The conversion of the Series A convertible preferred stock has been excluded from the computation of diluted earnings per share for the year ended June 30, 2000 as the conversion would be anti-dilutive after adding back preferred stock dividends to net income.

NOTE 11  -   FOURTH QUARTER ADJUSTMENTS (UNAUDITED):

         The Company had a loss before income taxes in the fourth quarter of the year ended June 30, 1999 totaling $314,978 as compared to an average loss of approximately $43,132 for the previous three quarters. Contributing to the additional loss were approximately $130,000 for development costs related to SamplePrint.com and $40,000 for year-end adjustments to inventories and the allowance for doubtful accounts. Additional loss was due to a shortfall of approximately $250,000 in sales resulting in $70,000 gross profit reduction and $30,000 due to general and administrative costs relating to the two businesses acquired earlier in the year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 6, 1998, we informed Mantyla, McReynolds & Associates that it had been dismissed as our principal accountants. The former principal accountants' report on the financial statements neither contained an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. Our decision to change our principal accountant was recommended and approved by our Board of Directors. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. We have authorized the former accountants to respond fully to all inquires of the successor accountant concerning any matter.

         On July 6, 1998, we engaged Wiss & Company, LLP as our principal accountants. Wiss & Company had been the principal accountants for CGSI since April 23, 1998. Pursuant to a reverse acquisition which was completed on June 18, 1998, we acquired CGSI became as a wholly-owned subsidiary. Following the acquisition, our Board of Directors selected Wiss & Company to serve as our principal accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Management

         The persons listed in the table below are our present directors and executive officers.

----------------   ---   --------------------------------------------------
Name               Age   Position
----------------   ---   --------------------------------------------------
Michael W. Levin   35    Chief Executive Officer, President and Chairman of
                         the Board
Frances Blanco     39    Vice President Marketing and Investor Relations,
                         Treasurer, Secretary and Director
Duncan Huyler      39    Vice President Technical Services
Duncan Yates       30    Vice President Sales
Paul C. Baker      62    Director
Edwin Ruzinsky     66    Director
Donald Gunn        48    Director and Vice President of Media Sciences
Henry Royer        68    Director
Stanley Brooks     52    Director
----------------   ---   --------------------------------------------------

         Edwin Ruzinsky became a director on August 27, 1999. Donald Gunn and Henry Royer became directors on December 23, 1999. Duncan Yates became an officer on July 15, 2000. Stanley Brooks became a director on September 7, 2000.

         Our directors are elected annually to serve for one year and hold office until the next annual meeting of the shareholders and until their successors are elected and qualified. Our Board of Directors may increase the size of the Board of Directors. Any director who fills a position created by the Board of Directors serve until the next annual meeting of the shareholders. Our officers are elected by the Board of Directors at the first meeting after each annual meeting of our shareholders, and hold office until their death, resignation or removal from office.

Management Profiles

Michael W. Levin, Chief Executive Officer, President and Chairman of the Board:

         Mr. Levin has served as our Chief Executive Officer, President and Chairman of the Board since June 18, 1998. Before June 1998, he had served as President, Treasurer, Secretary and Chairman of CGSI since 1987, when he founded CGSI while attending Lehigh University. He is responsible for a senior management team as well as merger and acquisition activity and corporate finance. He earned a Bachelor of Science degree in Mechanical Engineering from Lehigh University in 1987, graduating summa cum laude.

Frances Blanco, Vice President of Marketing and Investor Relations, Treasurer, Secretary and Director:

         Ms. Blanco has served as our Vice President of Marketing and Investor Relations, Treasurer, Secretary and a Director since June 18, 1998.From 1993 to June 18, 1998, she served as Vice President of Marketing and Investor Relations, Treasurer, Secretary and a director of CGSI. Ms. Blanco manages all aspects of marketing, including brand identity, demand creation and vendor relationships for us as well as investor relations. From 1984 through 1989, Ms. Blanco was a Reseller Account Manager at Lotus, where she designed and implemented marketing programs. From August 1989 through June 1993, Ms. Blanco served as a Business Development Manager at Tektronix, Inc., where she was responsible for the development of long term and strategic customers. She earned a Bachelor of Science degree in Marketing from Bentley College in 1982 and a Masters of Business Administration degree from Boston College in 1985.

Duncan Huyler, Vice President of Technical Services:

         Mr. Huyler has served as our Vice President of Technical Services since June 18, 1998. From 1993 to June 18, 1998, he served as Vice President of Technical Services for CGSI. Mr. Huyler manages all the technical aspects for us, including running the business under its own P/L, developing service plans, hiring staff, developing and implementing training programs and obtaining service authorizations. From May 1983 through October 1987, Mr. Huyler served in the U.S. Army. From September 1988 through August 1993, Mr. Huyler worked for Lord & Taylor, where his positions included Senior Financial Analyst and Director of Systems. Mr. Huyler graduated from Cornell University in 1983 with a Bachelor of Science degree in Business and earned a Masters of Business Administration from the University of Louisville in 1987.

Duncan Yates, Vice President of Sales

         Mr. Yates has served as Vice President of Sales since July 15, 2000. Prior to July 15, he served as the Regional Sales Manager for Cadapult, which he joined in 1993. Mr. Yates manages all aspects of direct sales for the company's value added reseller business, including achieving quarterly revenue and gross profit targets, developing sales plans and strategies, hiring and training sales staff, and implementing vertical market pilot programs. Mr. Yates is a 1992 graduate of Western Maryland College with a Bachelor of Science degree in Political Science.

Paul C. Baker, Director:

         Mr. Baker has served as a Director since June 18, 1998. From 1986 to the present, he has been President of Sherwood Partners, Inc., a venture capital and management consulting company, which he founded, that focuses on developing companies with high growth potential. Prior to founding Sherwood Partners, Inc. in 1986, Mr. Baker held numerous positions during his twenty-five years of employment with American Cyanamid Co. At Cyanamid, Mr. Baker held several domestic and international management positions, including President of Domestic Operations from April 1975 through October 1979, President of Shulton Inc. from October 1977 through October 1979 and Group Vice President of Cyanamid from October 1979 through December 1984. Mr. Baker graduated from Lehigh University in 1959 with a Bachelor of Arts degree in Liberal Arts, earned a B.S.I.E. degree in Engineering in 1960 from Lehigh University, and received a Masters in Business Administration in 1963 from Fairleigh Dickinson University.

Edwin Ruzinsky, Director:

         Mr. Ruzinsky has served as a Director since August 27, 1999.He is a Certified Public Accountant and a Certified Management Consultant. Prior to his retirement on June 1, 1996 as a Partner in Deloitte Consulting LLC, a wholly-owned subsidiary of Deloitte & Touche LLP, he served for many years as the firm's National Director-Media Industry Services. He previously served Times Mirror Company as Vice President of Finance & Administration/Book Publishing Group and Parents' Magazine Enterprises, Inc. as Chief Accounting Officer. Mr. Ruzinsky continues serving as a member of the Pace University/Dyson School of Liberal Arts & Sciences/Master of Science in Publishing Advisory Board. He is currently a member of the Board of Dowden Publishing Company, Inc., a provider of specialized publications and customized communication products for healthcare professionals and consumers. In addition, he has been a consultant to The CPA Journal, published by the New York State Society of Certified Public Accountants, for the past twenty-five years.

Donald Gunn, Director:

         Mr. Gunn has served as a Director since December 23, 1999. Since December 13, 1999, he has served as Vice President of Media Sciences. He founded ultraHue, Inc., a manufacturer of ink and toner products for computer printers in March 1996. He served as President and Chief Executive Officer of ultraHue until we acquired ultraHue on December 13, 1999. From June 1997 to November 1998, he served as the Western Sales Manager for Invention Machine Corporation, a Boston based provider of software designed to aid engineers in the development of engineering solutions. From August 1995 to May 1997, he worked as Regional Manager for the Pacific Northwest for 3D Systems, located in Valencia, California, a company that produces stereo lithography machines. From October 1987 to August 1995, he worked for the Color Printer Division of Tektronix, Inc., located in Wilsonville, Oregon, in various sales and marketing positions, including Major Account Manager and VAR Account Manager for the Western United States. From July 1986 to October 1987, he worked as a sales manager for Silma, Inc., located in Santa Clara, California, a company that produced software for industrial equipment. From January 1985 to June 1986, he as the Western Area Sales Manager for AAB Robotics, located in Fort Collins, Colorado, a company that produced equipment for the welding industry.He received a Bachelors of Science degree in Electrical Engineering from the University of Illinois in 1974.

Henry Royer, Director:

         Henry Royer has served as a Director since December 23, 1999. From 1950 until 1962, he was employed for four years by Pillsbury Mills and for four years by Peavey Company as a grain merchandiser. From 1962 through 1965, he was employed as Treasurer and served on the Board of Lehigh Sewer Pipe and Tile. He joined First National Bank of Duluth in 1965, where he served in various capacities, including Assistant Cashier, Assistant Vice President, Assistant Manager of the Commercial Loan Department and Senior Vice President in Charge of Loans. When he left First National Bank in 1983, he was serving as Executive Vice President/Loans. He then joined The Merchants National Bank of Cedar Rapids, currently called Firstar Bank Cedar Rapids, N.A., where he served as Chairman and President until August 1994. From September 1994 through December 31, 1997, he served as the President and Chief Executive Officer of River City Bank, Sacramento, California. He served as an Independent Trustee of Berthel Growth & Income Trust I from its date of inception in 1995 through February 5, 1999, when he resigned. He joined Berthel Fisher & Company Planning Inc. in February 1999 and was elected President in July 1999. He was elected President of Berthel SBIC, LLC in August 1999. He graduated in 1953 from Colorado College with a B.A. in Money and Banking.

Stanley Brooks, Director:

         Stanley C. Brooks has served as a Director since September 7, 2000. He is the Chairman and President of Brookstreet Securities Corporation. He has served in this capacity for the past 10 years. Brookstreet is a nationally recognized Irvine, California based full service investment banking and corporate finance firm with memberships in the NASD, BSE, NFA, RIBA, and SiPC. Founded in 1990, Brookstreet has in excess of 110 branch offices throughout the 50 states. Prior to his development of Brookstreet, Stanley Brooks held both Executive and Senior Vice President Positions from 1976 to 1990 with three regional independent brokerage firms.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires Cadapult's directors and executive officers, and persons who own more than ten percent of Cadapult's common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Cadapult's common stock. Such persons are also required by SEC regulations to furnish Cadapult with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to Cadapult, Cadapult is not aware of any delinquencies in the filing of such reports.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The table below sets forth information concerning the annual and long -term compensation during our last three fiscal years of our Chief Executive Officer and other most highly compensated employees and all of our other officers and directors. In reviewing the Summary Compensation Table below, consider that:

              - On June 18, 1998, we acquired CGSI, a privately-held company.
                In 1998, Cadapult changed its fiscal year end from December 31 to April 30, and CGSI changed its fiscal year end from April
                30 to June 30. The 1998 fiscal year compensations in the table below includes the operations of CGSI for the period May 1, 1997 through April 30, 1998.
              - Michael Levin became an officer and director on June 18, 1998.
              - Frances Blanco became an officer and director on June 18, 1998.
              - Duncan Huyler became an officer on June 18, 1999.
              - Paul Baker became a director on June 18, 1998.
              - Edwin Ruzinsky became a director on August 27, 1999.
              - Donald Gunn became a director of Cadapult and an officer of
                Media Sciences on December 23, 1999.
              - Henry Royer became a director on December 23, 1999. For
                purposes of the Executive Compensation section, we are reporting as compensation to Mr. Royer certain options granted to Berthel SBIC. Mr. Royer is President of Berthal SBIC and deemed a beneficial owner of securities held by Berthel SBIC.
              - Duncan Yates became an officer on July 15, 2000.  His 1998 compensation covers a ten month period.
              - Our matching contributions to employees' 401(k) plan are included in the table as all other compensation.


--------------------------------------- ------------------------------------- ------------------------ --------------
                                                                              Long Term Compensation
                                                                              ------------------------
                                                Annual Compensation                   Awards
                                        ------------------------------------- ------------------------
                                                                               Securities Underlying     All Other
Name and Principal Position               Year       Salary         Bonus        Options/SARS (#)      Compensation
--------------------------------------- --------- -------------- ------------ ------------------------ --------------
Michael W. Levin                          2000         $131,717           $0                        0         $2,503
  Chief Executive Officer, President      1999         $130,000           $0                  500,000         $2,379
  and Chairman Of the Board               1998         $141,583           $0                   51,223         $2,727

Frances Blanco                            2000          $85,493       $9,920                        0         $2,554
  Vice President, Treasurer, Secretary    1999          $80,000      $10,000                  100,000         $2,021
  and Director                            1998          $75,000      $25,000                    7,741         $2,158

Duncan Huyler                             2000          $96,725           $0                        0         $1,765
  Vice President                          1999          $95,000           $0                  100,000         $4,630
                                          1998          $91,000      $25,000                    9,265         $3,867

Duncan Yates                              2000         $112,389           $0                    3,000           $900
  Vice President                          1999          $93,467      $25,000                   14,000           $900
                                          1998          $59,761           $0                    8,430           $602

Paul C. Baker                             2000               $0           $0                        0             $0
  Director                                1999               $0           $0                   33,000             $0
                                          1998               $0           $0                        0             $0

Edwin Ruzinsky                            2000               $0           $0                   10,000             $0
  Director

Donald Gunn                               2000          $43,333           $0                   50,001             $0
  Director

Henry Royer                               2000               $0           $0                   10,000             $0
  Director
--------------------------------------- --------- -------------- ------------ ------------------------ --------------

Option/SAR Grants in Last Fiscal Year - Individual Grants

         The table below sets forth information concerning options granted during the fiscal year ended June 30, 2000 to those persons named in the preceding Summary Compensation Table. The percentage of total options is based 155,304 options granted to officers, directors, and employees, including options during the 2000 fiscal year. None of the options held by those individuals listed in the Summary Compensation Table were exercised in fiscal year ended 2000.

---------------------------- ------------------------- -------------------------- ---------------- -----------------
                                Number of Securities        Percent of Total
                              Underlying Options/SARs    Options/SARs Granted to     Exercise of
                                      Granted                 Employees in           Base Price        Expiration
           Name                         (#)                    Fiscal Year             ($/Sh)             Date
---------------------------- ------------------------- -------------------------- ---------------- -----------------
Michael W. Levin                           0                        -                      -                  -
Frances Blanco                             0                        -                      -                  -
Duncan Huyler                              0                        -                      -                  -
Duncan Yates                           3,000                      1.9%                 $2.00           10-01-10
Paul C. Baker                              0                        -                      -                  -
Edwin Ruzinsky                        10,000                      6.4%                 $2.06           08-27-04
Donald Gunn                           50,001                     32.2%                 $3.00           12-13-04
Henry Royer                           10,000                      6.4%                 $3.13           12-10-04
---------------------------- ------------------------- -------------------------- ---------------- -----------------


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

         The following table sets forth information concerning the value of unexercised stock options at June 30, 2000 for those individuals named in the Summary Compensation Table. We calculated the dollar values in the table by multiplying the number of options by the difference between the fair market value of a share of common stock underlying an option and the exercise price of the option. The last sale price of a share of our common stock on June 30, 2000 was $2.187, as reported by the OTC Bulletin Board.

------------------------- ----------------- ----------- ------------------------------ -------------------------------
                              Number of                     Number of Unexercised           Value of Unexercised
                           Shares Acquired    Value         Securities Underlying        In-the-Money Options/SARs
Name                         on Exercise     Realized      Options/SARs at FY-end                 at FY-end
                                                        ------------------------------ -------------------------------
                                                         Exercisable   Unexercisable    Exercisable    Unexercisable
------------------------- ----------------- ----------- -------------- --------------- --------------- ---------------
Michael W. Levin                 -              -             301,223         250,000        $658,775        $546,750
Frances Blanco                   -              -              57,741          50,000        $126,280        $109,350
Duncan Huyler                    -              -              59,265          50,000        $129,613        $109,350
Duncan Yates                     -              -              19,430           6,000         $42,493         $13,122
Paul Baker                       -              -              33,000               0         $72,171              $0
Edwin Ruzinsky                   -              -              10,000               0         $21,870              $0
Donald Gunn                      -              -                   0          50,001              $0        $109,352
Henry Royer                      -              -              10,000               0         $21,870              $0
------------------------- ----------------- ----------- -------------- --------------- --------------- ---------------

Director Compensation

         We have a compensation plan for our independent directors. Eligible outside directors are paid $3,000 per year, payable quarterly, for attendance at regular and special meetings and may be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and for other expenses incurred in their capacity as directors of Cadapult. Outside directors are also granted five year options to purchase 10,000 shares of common stock, exercisable at the fair market value on the date of appointment to the Board, and will be granted, annually, additional options to purchase 5,000 shares of common stock on each July 1 for continued service on the Board.

Employment Agreements with Named Executive Officers

Michael W. Levin

         Michael W. Levin serves as our Chief Executive Officer and President pursuant to a five year employment agreement that began on May 1, 1998, as amended September 1, 1998. His current annual salary is $130,000. His salary increases annually by the cost-of-living adjustments tied to the Consumer Price Index. We may increase his salary at any time. Commencing in his third year of employment and each year after, his annual salary increases, per quarter, by one percent of our earnings before interest, taxes, depreciation and amortization in the prior fiscal year. We granted 500,000 five-year options to purchase 500,000 shares of common stock. These options vest only after we achieve certain corporate levels of earnings. The exercise price for the options is $1.375 per share. He may exercise 125,000 options following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceeds each of $500,000, $1,000,000, $1,500,000 and $2,000,000. Options to purchase 250,000 shares vested due to the achievement of the first two vesting criteria in the 2000 fiscal year. These options are cumulative and are subject to anti-dilution rights.

         He also receives:

              - death benefits of $100,000,
              - a fifteen year term life insurance policy for $1,000,000,
              - a luxury automobile, and
              - reimbursement for reasonable travel and other business related expenses.

         We may also award him financial or other bonuses as determined by the Board of Directors.

         If we undergo a "change of control", we must pay him an amount equal to 290% of his salary and his incentive based options shall vest immediately. He has the right to terminate his employment if we undergo a change in control. As defined in his employment agreement, a change of control refers to

              - a change in our ownership or management that must be reported in under the Exchange Act of 1934;
              - the acquisition of 25% or more of our common stock or our voting securities;
              - a change in a majority of our Board of Directors that our Board does not approve of or that results from a proxy contest);
              - a reorganization, merger, consolidation or sale of
                substantially all of our assets after which our shareholders do not own, in the same proportion, more than 50% of the voting power, after which a majority of the board of directors changes, and after which a new shareholder beneficially owns 25% or more of the voting power; or
              - shareholder approval of  our liquidation or dissolution.

Frances Blanco

         Frances Blanco serves as our Vice President of Marketing and Investor Relations, Treasurer and Secretary pursuant to a three year employment agreement that began on May 1, 1998 and was amended on March 5, 1999. She earns a current annual salary of $90,000. We may grant her financial bonuses as we may determine. We granted her 100,000 five-year options to purchase 100,000 shares of our common stock. These options vest only after we achieve certain corporate levels of earnings. The options have an exercise price of $2.00 per share. She may exercise 25,000 options following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceeds each of $500,000, $1,000,000, $1,500,000 and $2,000,000. Options to purchase 50,000 shares vested due to the achievement of the first two vesting criteria in the 2000 fiscal year. These options are cumulative and are subject to anti-dilution rights. If we undergo a "change of control", the incentive based options shall vest immediately.

Duncan Huyler

         Duncan Huyler serves as our Vice President of Technical Services pursuant to a three year employment agreement that began on May 1, 1998 and was amended on March 5, 1999. He earns a current annual salary of $95,000. We may grant him financial bonuses as we may determine. We granted him 100,000 five-year options to purchase up to 100,000 shares of our common stock. These options vest only after we achieve certain corporate levels of earnings. The options have an exercise price of $2.00 per share. He may exercise 25,000 options following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceeds each of $500,000, $1,000,000, $1,500,000 and $2,000,000. Options to purchase 50,000 shares vested due to the achievement of the first two vesting criteria in the 2000 fiscal year. These options are cumulative and are subject to anti-dilution rights. If we undergo a "change of control", the incentive based options shall vest immediately.

Duncan Yates

         Duncan Yates has served as our Vice President of Sales since July 15, 2000. Pursuant to an oral agreement effective as of July 15, 2000 and as amended September 7, 2000, Mr. Yates earns a base annual salary of $95,000 and is entitled to commissions of 10% of gross profit on his sales. He is entitled to a bonus of $10,000 each quarter for meeting certain criteria established by the Board of Directors. We granted him 100,000 five-year options to purchase up to 100,000 shares of our common stock. These options vest only after we achieve certain corporate levels of earnings. The options have an exercise price of $2.00 per share. He may exercise 25,000 options following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceeds each of $1,500,000 and $2,000,000. He may exercise up to 50,000 options following the end of the 2001 fiscal year if certain sales targets established by the Board of Directors is achieved. If we undergo a "change of control", the incentive based options shall vest immediately.

Stock Option Plan

         Under our incentive stock option plan for employees, which was adopted by our Board of Directors and approved by our shareholders, we reserved 500,000 shares of our common stock . Our incentive stock option plan for employees is administered by our Chairman of the Board. An incentive stock option entitles the holder to purchase a share of our common stock at a purchase price equal to the fair market value of the common stock on the day of grant. We filed a Form S-8 to register the 500,000 shares underlying the stock options. As of September 7, 2000, we have outstanding incentive stock options to purchase about 324,347 shares of common stock, exercisable for five or ten years from the date of grant at prices of $1.25 to $4.00, including options to purchase 151,659 shares of common stock to our officers and directors. If we undergo a "change of control", the incentive based options shall vest immediately.

Employee Profit Sharing Plan

         We have a tax-qualified employee paired profit sharing plan sponsored by Kemper Financial Services, Inc. This 401(k) plan covers all of our employees that have been employed for at least six months and meet other age and eligibility requirements. Under the 401(k) plan, employees may choose to reduce their current compensation by up to 15% each year and have that amount contributed to the 401(k) plan. We make matching contributions equal to 25% of the employee's contribution. In our discretion, we may contribute unmatched contributions. The 401(k) plan qualifies under Section 401 of the Internal Revenue Code, so that we can deduct contributions by employees or by us. Employee contributions to the 401(k) plan are fully vested at all times, and our contributions, if any, vest at the rate of 25% after two years and after two years at the rate of 25% a year until fully vested.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The table below sets forth, as of September 22, 2000, the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock, except that the security ownership of management is provided in a separate table. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned.

         You should consider the following factors when reviewing the table:

              - For each person listed, shares of common stock that can be acquired upon the conversion of preferred stock and the exercise of stock options or warrants within 60 days are included in the calculation of percent of class.
              - Berthel SBIC's beneficial ownership includes shares of common stock which may be acquired upon the exercise of warrants to acquire 323,000 shares of common stock and upon the conversion of 100,000 series A preferred stock shares, at an assumed conversion rate of one series A preferred stock share into 3.1 shares of common stock, into 310,000 shares of common stock.
              - Berthel SBIC's beneficial ownership also includes options to acquire 15,000 shares of common stock granted to Berthel SBIC for the services of Henry Royer, President of Berthal SBIC, on our Board of Directors. The beneficial owners of Berthel SBIC are: Thomas J. Berthel, Chief Executive Officer and Chairman; Ronald O Brendengen, Chief Financial Officer and Chief Operation Officer; Henry Royer, President; Leslie D. Smith, Secretary; and Julie K. Driscoll, Assistant Secretary.
              - The beneficial owner of Brookstreet Securities Corporation is Stanley Brooks.

-------------------------------------------------- ------------------------- --------------------- -----------------
Name and Address                                      Amount and Nature       Acquirable Within        Percent
of Beneficial Owner                                  of Beneficial Owner           60 days             of Class
-------------------------------------------------- ------------------------- --------------------- -----------------
Berthel SBIC, LLC                                             0                    648,000              16.8%
100 Second Street SE,
Cedar Rapids, Iowa 52407

Charles C. and Charles F. Bearoff                             0                    255,000               7.3%
P.O. Box 37
Bridgeport, PA 19405

Brookstreet Securities Corporation                            0                    255,900               7.4%
2361 Campus Drive #210
Irvine, CA 92612

General Conference Corp. of Seventh-Day                       0                    255,000               7.3%
Adventists
12501 Old Columbia Pike
Silver Springs, MD 20904
-------------------------------------------------- ------------------------- --------------------- -----------------


Security Ownership of Management

         The table below sets forth, as of September 22, 2000, the shares of our common stock beneficially owned by each of our officers and directors, and by all of our officers and directors as a group. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned.

         You should consider the following factors when reviewing the table:

              - For each person listed, shares of common stock that can be acquired upon the exercise of stock options within 60 days are included in the calculation of percent of class..
              - Mr. Levin's reported shares of common stock excludes options, subject to future vesting, to acquire 250,000 shares of common stock.
              - Ms. Blanco's reported shares of common stock excludes options, subject to future vesting, to acquire 50,000 shares of common stock.
              - Mr. Huyler's reported shares of common stock excludes options, subject to future vesting, to acquire 50,000 shares of common stock.
              - Mr. Yates' reported shares of common stock excludes options, subject to future vesting, to acquire 106,000 shares of common stock.
              - Mr. Gunn's reported shares of common stock excludes options, subject to future vesting, to acquire 50,001 shares of common stock.
              - Henry Royer's reported beneficial ownership includes 648,000 shares of common stock acquirable by Berthel SBIC.
              - Stanley Brooks' reported beneficial ownership includes 255,900 shares of common stock acquirable by Brookstreet Securities Corporation.

         The address of each of the persons named in the table is Cadapult Graphic Systems, Inc., 110 Commerce Drive, Allendale, New Jersey 07401, except for Henry Royer whose address is 100 Second Street SE, Cedar Rapids, Iowa 52407.


-------------------------------------------------- ------------------------- --------------------- -----------------
Name and Address                                      Amount and Nature       Acquirable Within        Percent
of Beneficial Owner                                  of Beneficial Owner           60 days             of Class
-------------------------------------------------- ------------------------- --------------------- -----------------
Michael W. Levin                                                  1,508,450               301,223       51.4%
Frances Blanco                                                       40,775                57,741        3.0%
Duncan Huyler                                                        40,775                59,265        3.1%
Duncan Yates                                                         20,300                19,430        1.2%
Paul Baker                                                           67,500                38,000        3.2%
Edwin Ruzinsky                                                            0                10,000        0.3%
Donald Gunn                                                          25,000                     0        0.8%
Henry Royer                                                               0               648,000       16.8%
Stanley Brooks                                                            0               265,900        7.6%
-------------------------------------------------- ------------------------- --------------------- -----------------
All present officers and directors as a group                     1,702,800             1,399,559       67.2%
(8 persons)
-------------------------------------------------- ------------------------- --------------------- -----------------


Changes in Control

         We do not have any arrangements which may result in a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We issued to Mr. Levin under an employment agreement stock options to purchase up to 500,000 shares of common stock to vest upon us attaining certain specified corporate milestones based upon corporate earnings, exercisable for five years at $1.375. Options to purchase 250,000 shares vested due to the achievement of the first two vesting criteria in the 2000 fiscal year.

         We issued to each of Ms. Blanco and Mr. Huyler under employment agreements stock options to purchase up to 100,000 shares of common stock each to vest upon us attaining certain specified corporate milestones based upon corporate earnings, exercisable for five years at $2.00. For each of Ms. Blanco and Mr. Huyler, options to purchase 50,000 shares vested due to the achievement of the first two vesting criteria in the 2000 fiscal year.

         In August 1998, Paul and Brenda Levin, the parents of Michael W. Levin, converted a $50,000 note payable by us to them for 40,000 shares of our common stock at the rate of $1.25 per share. This transaction was part of a private placement of common stock at $1.25 per share that we completed in August 1998.

         In August 1998, we filed a registration statement on Form S-8 for our incentive stock option plan for employees under which we may issue options that may be exercised for up to 500,000 shares of common stock. As of September 22, 2000, executive officers and directors have been granted the following options pursuant to the incentive stock option plan:

              - Michael W. Levin, options to purchase 51,223 shares at $1.375 which expire on May 1, 2003;
              - Frances Blanco, options to purchase 7,741 shares at $1.25 which expire on June 18, 2008;
              - Duncan Huyler, options to purchase 9,265 shares at $1.25 which expire on June 18, 2008;
              - Duncan Yates, options to purchase 8,430 shares at $1.25 which expire on June 18, 2008, 9,000 shares at $2.00 which expire on August 10, 2008, 5,000 shares at $2.00 which expire on August 13, 2008, and 3,000 shares at $2.00 which expire on September 30, 2009;
              - Paul Baker, options to purchase 3,000 shares at $2.00 which expire on August 11, 2008, 30,000 shares at $3.31 which expire on April 6, 2009, and 5,000 shares at $2.19 which expire on July 3, 2010;
              - Edwin Ruzinsky, options to purchase 10,000 shares at $2.06 which expire on August 27, 2009 and 5,000 shares at $2.19 which expire on July 3, 2010;
              - Berthel SBIC, options to purchase 10,000 shares at $3.13 which expire on December 8, 2004 and options to purchase 5,000 shares at $2.19 which expire on July 3, 2010; and
              - Stanley Brooks, options to purchase 10,000 shares at $2.94 which expire on September 7, 2005.

         On December 13, 1999, we completed, through our subsidiary Media Sciences, the acquisition of certain assets and the assumption of certain liabilities of ultraHue, Inc., a New Mexico corporation, pursuant to an asset purchase agreement dated September 7, 1999. We acquired certain proprietary information and intellectual property rights of ultraHue and other assets used in its business operations, including:

              -   its trade secrets;
              -   its accounts receivable less allowances;
              -   its inventory;
              -   rights to the name ultraHue;
              -   its customer lists;
              -   its sales, service and vendor contracts; and
              -   its security deposits.

         We assumed the following liabilities of ultraHue:

              -   its accounts payable as of the closing date;
              -   its customer deposits as of the closing date; and
              -   its leases and contracts.

         The purchase price we paid at closing included:

              -   $2,340,000 at closing;
              - a promissory note for $1,160,000, with 7% annual interest rate payable in one year; and, - a sum equal to ultraHue's cost for its inventory delivered to us at the closing date.

         The purchase price also includes:

              - the sum of accounts receivables as of the closing date that we collect;
              - for the first year from closing, 10% of the net profits that Media Sciences derives from the first $1,500,000 dollars of Media Sciences' gross profits;
              - for the first year from closing, 30% of the net profits of Media Sciences that is attributable to its gross profits in excess of $1,500,000;
              - for the second and third years from closing, 10% of the quarterly net profits derived by Media Sciences from the first $1,000,000 of gross profits; and
              - for the second and third years from closing, 30% of the net profits of Media Sciences that is attributable to its gross profits in excess of $1,000,000 dollars.

         On December 13, 1999, Donald Gunn, an officer, director and controlling shareholder of ultraHue, became Vice President of Media Sciences. Under a three year employment agreement, we issued him options to purchase 50,001 shares of our common stock. The exercise price of the options is $3.125 per share. One-third of the options vest on each of the three anniversary dates of employment. On December 23, 1999, Mr. Gunn was elected to serve on our Board of Directors.

         On December 13, 1999, Randy Hooker, an officer, director and controlling shareholder of ultraHue, became an employee of Media Sciences. Under a three year employment agreement, we issued him options to purchase 50,001 shares of our common stock. The exercise price of the options is $3.125 per share. One-third of the options vest on each of the three anniversary dates of employment.

         In December 1999, Berthel SBIC purchased 100,000 units of our securities in a private placement at $10 per unit. Berthel SBIC beneficially owns 407,692 shares of common stock which may be acquired upon the conversion of 100,000 shares of series A preferred stock, at the current conversion rate of one preferred stock share into 3.077 common stock shares, and the exercise of five-year warrants to acquire 200,000 shares of common stock at $4.50 per share which underlie the 100,000 units. Berthel SBIC also owns five year warrants to acquire another 90,000 shares of common stock.

         On January 14, 2000, Henry Royer purchased 10,000 shares of our common stock in the public market at $3.25 per share.

         On March 10, 2000, Henry Royer purchased 10,000 units of our securities in our private placement conducted from December 1999 through March 10, 2000. Units sold in the private placement were offered at $10.00 per unit and consisted of one share of series A preferred stock and warrants to purchase two shares of common stock. The warrants are exercisable for five years at $4.50. Henry Royer sold all of his shares and units of our securities in May 2000 to attempt to comply with the internal policies of Berthel SBIC of which he is President. He sold his 10,000 shares of common stock in the public market at a loss, as follows:

              -   1,000 shares were sold at $3.00 on May 2, 2000;
              -   1,000 shares were sold at $3.00 on May 4, 2000;
              -   1,000 shares were sold at $2.50 on May 22, 2000;
              -   1,000 shares were sold at $2.53 on May 22, 2000;
              -   2,000 shares were sold at $2.1875 on May 23, 2000; and
              -   4,000 shares were sold at $2.125 on May 23, 2000.

Henry Royer also sold his 10,000 units of our securities at the same price of $10.00 per unit he paid for the units in a private transaction to one individual who represented that he was an accredited and sophisticated person with whom he has had prior business relationships, and who accepted all of the same conditions of purchase as had Mr. Royer when he purchased said securities.

         We issued to Mr. Yates under an oral employment agreement, effective July 15, 2000, stock options to purchase up to 100,000 shares of common stock each to vest upon us attaining certain specified corporate milestones, exercisable for five years at $2.00.


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         Exhibits required to be filed by Item 601 of Regulation SB are included in Exhibits to this Report as follows:

Exhibit   Description
-------   -----------

2.1 Agreement and Plan or Reorganization between Seafoods Plus, Ltd. and Cadapult Graphic Systems, Inc., a New Jersey corporation, dated June 5, 1998 (Incorporated by reference to Exhibit 2.1 of Annual Report on Form 10-KSB filed on September 28, 1999). 2.2 Agreement and Plan of Merger between Cadapult Graphic Systems, Inc. and Seafoods Plus, Ltd. (Incorporated by reference to Exhibit 2.1 of Quarterly Report on Form 10QSB/A filed on September 1, 1998).
2.3 Agreement and Plan of Merger between Cadapult Graphic Systems Inc., a New Jersey corporation, and Cadapult Graphic Systems, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 2.2 of Quarterly Report on Form 10QSB/A filed on September 1, 1998).
2.4 Asset Purchase Agreement between Cadapult Graphic Systems, Inc. and BBG Technologies, Inc. (Incorporated by reference to Exhibit 2.4 of Annual Report on Form 10-KSB filed on September 28, 1999).
2.5 Asset Purchase Agreement between Cadapult Graphic Systems, Inc. and Tartan Technical, Inc. dated December 17, 1998 (Incorporated by reference to Exhibit 2.5 of Annual Report on Form 10-KSB filed on September 28, 1999).
2.6 Asset Purchase Agreement between Cadapult Graphic Systems, Inc. and WEB Associates, Inc. dated June 7, 1999 (Incorporated by reference to
          Exhibit 2.6 of Annual Report on Form 10-KSB filed on September 28,
          1999).
2.7 Asset Purchase Agreement between Media Sciences, Inc. and ultraHue, Inc. dated September 7, 1999 (Incorporated by reference to Exhibit 2.7 of Amendment No. 1 to Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
3(i)(1) Certificate of Incorporation of Cadapult Graphic Systems, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10QSB/A filed on September 1, 1998).
3(i)(2) Certificate of Merger of Seafoods Plus, Ltd. into Cadapult Graphic Systems, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10QSB filed on November 9,
          1998).
3(i)(3) Certificate of Merger of Domestic and Foreign Corporations into Cadapult Graphic Systems, Inc.(Incorporated by reference to Exhibit
          3.2 of Quarterly Report on Form 10-QSB filed on November 9, 1998).
3(i)(4) Certificate of Ownership and Merger Merging Cadapult Graphic Systems Inc. into Cadapult Graphic Systems, Inc. (Incorporated by reference to
          Exhibit 3.3 of Quarterly Report on Form 10-QSB filed on November 9,
          1998).

3(i)(5) Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc. (Incorporated by reference to Exhibit 3(i)(5) of Annual Report on Form 10-KSB filed on September 28, 1999).
3(i)(6) Certificate of Incorporation of Media Sciences, Inc. (Incorporated by reference to Exhibit 3(i)(6) of Annual Report on Form 10-KSB filed on September 28, 1999).
3(ii) By-Laws (Incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-QSB/A filed on September 1, 1998).
4.1 Specimen of common stock certificate (Incorporated by reference to Exhibit 4.7 of Form 8-A filed on August 8, 2000)
4.2 Specimen of preferred stock certificate (Incorporated by reference to Exhibit 4.8 of Form 8-A filed on August 8, 2000)
4.3 1998 Incentive Plan (Incentive Stock Option Plan) (Incorporated by reference to Exhibit 4.1 of Annual Report on Form 10-KSB filed on September 28, 1999).
4.4       Form of Option Agreement for Management (Incorporated by reference to
          Exhibit 4.2 of Annual Report on Form 10-KSB filed on September 28,
          1999).
4.5       Form of Option Agreement for Employees (Incorporated by reference to
          Exhibit 4.3 of Annual Report on Form 10-KSB filed on September 28,
          1999).
4.6 Form of Warrant Certificate (Incorporated by reference to Exhibit 4.4 of Annual Report on Form 10-KSB filed on September 28, 1999).
4.7 Certificate of Designation (Incorporated by reference to Exhibit 4.5 of Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
4.8 Form of Warrant Certificate for Purchasers of Units (Incorporated by reference to Exhibit 4.6 of Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
10.1 Amended Employment Agreement of Michael W. Levin dated as of September 1, 1998 (Incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-KSB filed on September 28, 1999).
10.2 Amended Employment Agreement of Duncan Huyler (Incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-QSB filed on May 4, 1999).
10.3 Amended Employment Agreement of Frances Blanco (Incorporated by reference to Exhibit 3.3 of Quarterly Report on Form 10-QSB filed on May 4, 1999).
10.4 Lease (Incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-KSB filed on September 28, 1999).
10.5 Tektronix, Inc. Value Added Dealer Agreement, August 1, 1991 (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
10.6 Tektronix, Inc. Value Added Dealer Agreement, Supplement A, September 1, 1992 (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
10.7 Tektronix, Inc. Value Added Dealer Agreement, Amendment, July 1, 1993 (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
10.8 Tektronix, Inc. Value Added Dealer Agreement, Supplement A, July 1, 1994 (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
10.9 Tektronix, Inc. Dealer Agreement, 1995 Amendment (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
10.10 Tektronix, Inc. Value Added Dealer Agreement, Premier Reseller Supplement A, July 29, 1996 (Incorporated by reference to Exhibit
          10.10 of Amendment No. 1 to Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).

Exhibit   Description
-------   -----------

10.11 Tektronix, Inc. Reseller Agreement, Premier Reseller Supplement A, December 2, 1996 (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
10.12     Credit and Security Agreement (Incorporated by reference to Exhibit
          3.1 of Quarterly Report on Form 10-QSB filed on or about May 4, 1999).
10.13*    Lease Agreement
11 Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part II - Item 7, contained in this Form 10-KSB.
16*       Letter on change in certifying accountant
21*       Subsidiaries of the Registrant
27*       Financial Data Schedule
------
*   Filed herewith.


Report on Form 8-K

         Cadapult did not file a report on Form 8-K during the last quarter of the period covered by this report on Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CADAPULT GRAPHIC SYSTEMS, INC

                                 By:      /s/ Michael W. Levin
                                          --------------------
                                          Michael W. Levin
                                          Chief Executive Officer and President

                                 Dated:  September 25, 2000


         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES             TITLE                                 DATE
----------             -----                                 ----

/s/ Michael W. Levin   Chairman of the Board, President,     September 25, 2000
--------------------
Michael W. Levin       Chief Executive Officer, Principal
                       Financial Officer, and Principal
                       Accounting Officer

/s/ Frances Blanco     Director, Vice President, Secretary   September 25, 2000
------------------
Frances Blanco

/s/ Paul C. Baker      Director                              September 25, 2000
-----------------
Paul C. Baker

/s/ Donald Gunn        Director                              September 25, 2000
-----------------
Donald Gunn