Form 10QSB
period 2000-09-30
CADAPULT GRAPHIC SYSTEMS INC
filed 2000-11-14
CIK 1024022

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of November 2, 2000, the issuer had 3,261,772 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                  CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                        Page No.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3

          Consolidated Balance Sheets as of September 30, 2000                3
          and June 30, 2000

          Consolidated Statements of Operations                               4
          For the Three Months Ended September 30, 2000 and 1999

          Consolidated Statements of Changes in Shareholders' Equity          5
          For the Three Months Ended September 30, 2000

          Consolidated Statements of Cash Flows                               6
          For the Three Months Ended September 30, 2000 and 1999

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial Condition         8
          and Results of Operations

PART II - OTHER INFORMATION

Item 2.   Changes in Securities                                              10

Item 5.   Other Information                                                  10

Item 6.   Exhibits and Reports on Form 8-K                                   10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              September 30,      June 30,
                                 ASSETS                                           2000             2000
                                                                              (Unaudited)
                                                                              ------------     ------------
CURRENT ASSETS :
    Cash                                                                      $    977,728     $    868,842
    Accounts Receivable, less allowance for doubtful accounts of $35,000         2,495,892        2,190,903
    Inventories                                                                  1,066,523        1,262,219
    Deferred tax asset                                                             223,953          181,000
    Prepaid expenses and other current assets                                      234,349          172,481
                                                                              ------------     ------------
        Total Current Assets                                                     4,998,445        4,675,445

PROPERTY AND EQUIPMENT, NET                                                        774,991          761,133

OTHER ASSETS:
    Goodwill and other intangible assets                                         4,482,585        4,408,815
    Deferred acquisition costs                                                       3,829           12,731
    Security Deposits                                                              218,044          122,221
                                                                              ------------     ------------
                                                                                 4,704,458        4,543,767

TOTAL ASSETS                                                                  $ 10,477,894     $  9,980,345
                                                                              ============     ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable to Bank                                                      $  1,099,155     $  1,025,683
    Note payable relating to acquired business                                   1,160,000        1,160,000
    Current maturities of long-term debt                                            52,678           69,445
    Accounts Payable                                                             1,479,609        1,075,828
    Accrued Expenses and other current liabilities                                 234,646          290,996
    Due to officer                                                                 325,000               --
    Deferred Revenue                                                               373,357          466,433
                                                                              ------------     ------------
                                                                                 4,724,445        4,088,385

LONG-TERM DEBT, LESS CURRENT MATURITIES                                             19,452               --

COMMITMENTS
SHAREHOLDERS' EQUITY
    Common Stock, .001 par value,
       Authorized 20,000,000 shares; issued 3,261,772
       in September and 3,228,451 in June                                            3,261            3,228
    Preferred Stock, .001 par value,
       Authorized 5,000,000 shares; 550,000 shares issued in
       September and June                                                              550              550
    Additional paid-in capital                                                   5,794,616        5,888,182
    Retained earnings (deficit)                                                    (64,430)            --
                                                                              ------------     ------------
        Total Shareholders' equity                                               5,733,997        5,891,960

Total Liabilities and Shareholders' Equity                                    $ 10,477,894     $  9,980,345
                                                                              ============     ============

See accompanying notes to consolidated financial statements.

                  CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                             September 30,
                                                          2000           1999
                                                      -----------    -----------

NET SALES                                             $ 3,415,678    $ 3,149,164
                                                      -----------    -----------

COSTS AND EXPENSES :
    Cost of sales                                       2,152,002      2,281,196
    Selling, general and administrative expenses        1,160,527        878,534
    Depreciation and amortization                         163,872         72,082
                                                      -----------    -----------

LOSS FROM OPERATIONS                                      (60,723)       (82,648)

INTEREST EXPENSE, NET                                      46,661         63,701
                                                      -----------    -----------

LOSS BEFORE INCOME TAXES (CREDITS)                       (107,384)      (146,349)

INCOME TAXES (CREDITS) :
    Current                                                    --             --
    Deferred                                              (42,953)            --
                                                      -----------    -----------
                                                          (42,953)            --

NET LOSS                                              $   (64,430)   $  (146,349)
                                                      ===========    ===========

PREFERRED STOCK DIVIDENDS                             $   159,425    $        --
                                                      ===========    ===========

LOSS APPLICABLE TO COMMON SHAREHOLDERS                $  (223,855)   $  (146,349)
                                                      ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              3,261,124      3,078,652
                                                      ===========    ===========

NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED                                 $     (0.07)   $     (0.05)
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

                  CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                             Common Stock       Preferred Stock    Additional     Retained        Total
                                          ------------------    ---------------      Paid-in       Earning     Shareholders'
                                            Shares   Amount     Shares   Amount      Capital      (Deficit)       Equity
                                          ---------  -------    -------  ------    -----------    ---------    -------------
BALANCES, JUNE 30, 2000                   3,228,451  $ 3,228    550,000  $  550    $ 5,888,182    $       -        5,891,960

PERIOD ENDED SEPTEMBER 30, 2000

 Issuance of common stock for
  acquisition - Web                          32,321       32          -       -         64,610            -           64,642
 Exercise of employee stock options           1,000        1          -       -          1,249            -            1,250
 Preferred stock dividend, 11.5%                  -        -          -       -       (159,425)           -         (159,425)
 Net loss                                         -        -          -       -              -      (64,430)         (64,430)
                                          ---------  -------    -------  ------    -----------    ---------    -------------

BALANCES, SEPTEMBER 30, 2000              3,261,772  $ 3,261    550,000  $  550    $ 5,794,616    $ (64,430)   $   5,733,997
                                          =========  =======    =======  ======    ===========    =========    =============

See accompanying notes to consolidated financial statements.

                  CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                          September 30,
                                                                      2000             1999
                                                                    ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                        $ (64,430)      $(146,349)
    Adjustments to reconcile net loss to net cash
      flows from operating activities :
         Depreciation and amortization                                163,872          72,082
         Deferred income taxes                                        (42,953)             --
         Issuance of Common Stock and Warrants for services                --          21,000
         Changes in operating assets and liabilities :
             Accounts receivable                                     (304,989)        401,732
             Inventories                                              195,696          87,494
             Prepaid expenses and other current assets                (61,868)       (201,265)
             Security deposits                                        (95,823)          4,373
             Accounts payable                                         403,781         224,185
             Accrued expenses and other current liabilities           (56,350)        (78,998)
             Deferred revenue                                         (93,076)         22,205
                                                                    ---------       ---------
                 Net cash flows from operating activities              43,860         406,460
                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Purchases of property and equipment                               (83,178)        (43,109)
    Purchase of intangible assets                                    (103,680)        (16,000)
    Deferred acquisition costs                                          8,903          (3,178)
                                                                    ---------       ---------
                 Net cash flows from investing activities            (177,956)        (62,287)
                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Note payable to bank                                               73,472        (394,644)
    Payments on long term debt                                          2,685          (6,327)
    Due to officer                                                    325,000            --
    Attorney Escrow Account                                              --           (50,000)
    Preferred stock dividends                                        (159,425)           --
    Proceeds from exercise of employee stock options                    1,250           5,191
    Sale of common stock, Net                                            --           119,700
                                                                    ---------       ---------
                 Net cash flows from financing activities             242,982        (326,080)
                                                                    ---------       ---------

NET CHANGE IN CASH                                                    108,886          18,093

CASH, BEGINNING OF PERIOD                                             868,842          33,157
                                                                    ---------       ---------

CASH, END OF PERIOD                                                 $ 977,728       $  51,250
                                                                    =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                   $  60,130       $  63,701
                                                                    =========       =========
    Income taxes paid                                               $  33,536       $      --
                                                                    =========       =========
    Issuance of common stock upon partial satisfaction
        of WEB acquisition contingency                              $  64,642       $      --
                                                                    =========       =========

See accompanying notes to consolidated financial statements.

                  CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION :

          Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 2000 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 2000. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  NATURE OF BUSINESS :

          We are engaged in the business of manufacturing and distributing supplies for workgroup, or business, color printers. Our products include solid ink, color toner and transparency media. We distribute our products through an international network of dealers and distributors. Through our reseller operations, we develop and implement programs that foster our supplies business including our No-Cap Color free color printer program. In addition we provide computer graphics systems, peripherals, supplies, training and service to graphics professionals. We are a value-added dealer of computer graphics equipment and supplies, including design software and workstations, publishing software and workstations, file servers, networks, color scanners and color printers and copiers. Our markets include advertising and marketing companies, printers, quick print shops, services bureaus, animators and industrial designers, as well as the broad market for color printers.

NOTE 3 -  LOAN FROM OFFICER :

          Between August 17, 2000 and September 14, 2000, Cadapult borrowed an aggregate of $325,000 from Michael Levin. Cadapult used the funds as bridge financing for printers acquired for Cadapult's No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. The loans are unsecured and carry interest at a rate of 10% simple interest per year. The principal and interest are payable upon demand. There can be no representation or assurance that Mr. Levin will make any further loans to Cadapult, on these or any other terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed September 28, 2000.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Sales. Our consolidated sales for the three months ended September 30, 2000 compared to the same period in 1999, increased approximately 8.5% to $3,415,678 from $3,149,164. The increase in our sales can be attributed to the acquisition of ultraHue by our Media Sciences subsidiary, offset by a decrease in the sales of our reseller business. For the three months ending September 30, 2000, the acquisition contributed incremental sales of $822,338. The decrease in sales of our non-acquired businesses can be attributed to competition from Internet based resellers, the continuing deflationary environment in which the reseller business operates and a shift in the reseller business focusing on our No-Cap Color free color printer program.

Cost of Sales. Our cost of sales for the three months ended September 30, 2000 were $2,152,002, or approximately 63% of sales, as compared to $2,281,196, or approximately 72.4% of sales for the comparable period in 1999. The decrease in our cost of sales can be attributed to the high margin business generated by our Media Sciences subsidiary.

Selling, General and Administrative. For the three months ended September 30, 2000 compared to the same period in 1999, our selling, general and administrative expenses increased to $1,160,527 from $878,534, which represents a increase to 34% of sales from 28% of sales. The increase in our selling, general and administrative expenses can be attributed to the additional overhead created by the ultrahue acquisition and an almost four fold increase in advertising expense associated with an expansion of our No-Cap Color program.

Depreciation and Amortization. For the three months ended September 30, 2000 compared to the same period in 1999, our depreciation and amortization expense increased to $163,872 from $72,082 reflecting the additional amortization expense created by the ultraHue acquisition.

Interest Expense. For the three months ended September 30, 2000 compared to the same period in 1999, our Interest expense decreased to $46,661 from $63,701 primarily as a result of interest income resulting from cash accumulated in Media Sciences in anticipation of the $1,160,000 note due in December 2000.

Income Taxes. For the three months ended September 30, 2000, we recorded a deferred income tax benefit of $42,953. For the three months ended September 30, 1999 we did not record an income tax benefit as the future utilization of such a benefit was in doubt at that time.

Dividends. For the three months ending September 30, 2000, we paid $159,425 of stock dividends to our preferred shareholders of record as of June 30, 2000.

Net Loss. For the three month period ended September 30, 2000, we incurred a net loss applicable to common shareholders of $223,855 or $(0.07) per share as compared to a net loss of $146,349 or $(0.05) per share for the corresponding three month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We experienced positive cash flow of $108,886 for the three months ended September 30, 2000. Cash used in operations resulted in positive cash flows of $43,860 primarily due to a loss of $64,430, an increase in accounts receivable of $304,989, an increase in prepaid expenses of $61,868, an increase in Security Deposits of $95,823, a decrease in accrued expenses of $56,350 and a decrease in deferred revenue of $93,076 off set by a non cash charge for depreciation and amortization of $163,872, a decrease in inventory of $195,696 and an increase in accounts payable of $403,781.

The cash we used in investing activities included the purchase of equipment in the amount of $83,178, purchase of intangible assets generated by the ultraHue earn-out in the amount of $103,680 and the writeoff of certain deferred acquisition costs associated with acquisitions we are no longer pursuing.

On October 1, 1999, we entered into a Managing Dealer Agreement with a placement agent for a private offering of up to $5,000,000. The private offering was of 500,000 units of our securities with a face value of $10.00 per unit, each unit consisting of one share of convertible adjustable preferred stock and one warrant to purchase two shares of common stock at $4.50. The preferred stock will originally be convertible at $3.25 per share. In addition, the preferred stock carries a dividend, paid quarterly, of 11.5% per annum. The offering was sold to accredited investors only in states where permitted. The proceeds were used for the ultraHue acquisition, expansion of our "No-Cap Color" printer program and for working capital. The offering was on a "best efforts" basis, but could ultimately raise up to $11 million for the Company if the included warrants are exercised. In December 1999, our Board of Directors approved an increase of the private offering to $5,500,000.

We closed this offering on March 10, 2000 having sold 550,000 units, representing 550,000 shares of Series A Preferred Stock and 1,100,000 warrants to purchase common stock for $4.50, providing us with net proceeds of $4,577,758.

We have an agreement with a lender under which we can borrow up to $6,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 0.5% over the lender's base rate, are payable on demand and are collateralized by all assets of the Company. As of September 30, 2000 we had used $1,099,155 of this line.

Between August 17, 2000 and September 14, 2000, Cadapult borrowed an aggregate of $325,000 from Michael Levin. Cadapult used the funds as bridge financing for printers acquired for Cadapult's No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. The loans are unsecured and carry interest at a rate of 10% simple interest per year. The principal and interest are payable upon demand. There can be no representation or assurance that Mr. Levin will make any further loans to Cadapult, on these or any other terms.

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

FORWARD LOOKING STATEMENTS

The foregoing management discussion and analysis contains forward-looking statements and information that are based on our management's beliefs, as well as assumptions made by, and information currently available to our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including the our continuing ability to obtain additional financing, dependence on contracts with suppliers, competitive pricing for our products, demand for our products which depends upon the condition of the computer industry, and the effects of increased indebtedness as a result of our business acquisitions. Except for the historical information contained in this new release, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond the our control and may cause results to differ from our management's current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

On June 23, 1999, we completed the acquisition of certain assets of WEB Associates, Inc. Under the asset purchase agreement, we issued 86,190 shares of unregistered and restricted common stock to WEB Associates and reserved in escrow an additional 86,190 shares of unregistered and restricted common stock for possible future issuance to WEB Associates in a transaction deemed to be exempt under Section 4(2) of the Securities Act. Effective as of July 1, 2000, WEB Associates was entitled to 32,321 shares out of the shares reserved in escrow.

ITEM 5.  OTHER INFORMATION

Between August 17, 2000 and September 14, 2000, Cadapult borrowed an aggregate of $325,000 from Michael Levin. Cadapult used the funds as bridge financing for printers acquired for Cadapult's No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. The loans are unsecured and carry interest at a rate of 10% simple interest per year. The principal and interest are payable upon demand. There can be no representation or assurance that Mr. Levin will make any further loans to Cadapult, on these or any other terms.

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


                                CADAPULT GRAPHIC SYSTEMS, INC

Dated:  November 14, 2000       By:      /s/ Michael W. Levin
                                         --------------------
                                         Michael W. Levin
                                         Chief Executive Officer and President

Dated:  November 14, 2000       By:      /s/ Frances Blanco
                                         ------------------
                                         Frances Blanco
                                         Vice President and Treasurer