Form 10QSB
period 2000-12-31
CADAPULT GRAPHIC SYSTEMS INC
filed 2001-02-14
CIK 1024022

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of February 12, 2001, the issuer had 3,266,272 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                  CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                       Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                             3

         Consolidated Balance Sheets as of December 31, 2000              3
           and June 30, 2000
         Consolidated Statements of Operations                            4
           For the Three Months and Six Months Ended
           December 31, 2000 and 1999
         Consolidated Statements of Changes in Shareholders' Equity       5
           For the Six Months Ended December 31, 2000
         Consolidated Statements of Cash Flows                            6
           For the Six Months Ended December 31, 2000 and 1999
         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial Condition      8
         and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               11
Item 4.  Submission of Matters to a Vote of Security Holders             11
Item 6.  Exhibits and Reports on Form 8-K                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                      December 31,                 June 30,
                                ASSETS                                                   2000                        2000
                                                                                      (Unaudited)
                                                                                      -----------                 -----------
CURRENT ASSETS :
    Cash                                                                              $   133,707                 $   868,842
    Accounts Receivable, less allowance for doubtful accounts of $35,000                1,927,935                   2,190,903
    Inventories                                                                         1,419,267                   1,262,219
    Deferred tax asset                                                                    285,292                     181,000
    Prepaid expenses and other current assets                                             213,501                     172,481
                                                                                      -----------                 -----------
        Total Current Assets                                                            3,979,701                   4,675,445

PROPERTY AND EQUIPMENT, NET                                                             1,224,570                     761,133

OTHER ASSETS:
    Goodwill and other intangible assets, NET                                           4,438,051                   4,408,815
    Deferred acquisition costs                                                              3,828                      12,731
    Security Deposits                                                                     110,237                     122,221
                                                                                      -----------                 -----------
                                                                                        4,552,117                   4,543,767

TOTAL ASSETS                                                                          $ 9,756,388                 $ 9,980,345
                                                                                      ===========                 ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable to Bank                                                              $ 1,062,373                 $ 1,025,683
    Note payable                                                                          400,000                   1,160,000
    Current maturities of long-term debt                                                  119,100                      69,445
    Accounts Payable                                                                    1,524,134                   1,075,828
    Accrued Expenses and other current liabilities                                        199,823                     290,996
    Due to officer                                                                        325,000                           -
    Dividends Payable                                                                     159,425                           -
    Deferred Revenue                                                                      285,412                     466,433
                                                                                      -----------                 -----------
                                                                                        4,075,267                   4,088,385

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                   191,431                           -

COMMITMENTS
SHAREHOLDERS' EQUITY
    Common Stock, .001 par value,
       Authorized 20,000,000 shares; issued  3,266,272
       in December and 3,228,451 in June                                                    3,266                       3,228
    Preferred Stock, .001 par value,
       Authorized 5,000,000 shares; issued 550,000 in December                                550                         550
    Additional paid-in capital                                                          5,642,311                   5,888,182
    Retained earnings (deficit)                                                          (156,438)                          -
                                                                                      -----------                 -----------
        Total Shareholders' Equity                                                      5,489,689                   5,891,960

Total Liabilities and Shareholders' Equity                                            $ 9,756,388                 $ 9,980,345
                                                                                      ===========                 ===========

See accompanying notes to consolidated financial statements.

                  CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended             Six Months Ended
                                                          December 31,                  December 31,
                                                       2000          1999            2000          1999
                                                   -----------    -----------    -----------    -----------
NET SALES                                          $ 2,909,312    $ 2,961,405    $ 6,324,990    $ 6,110,569
                                                   -----------    -----------    -----------    -----------
COSTS AND EXPENSES :

    Cost of sales                                    1,574,107      2,025,858      3,726,109      4,307,054
    Selling, general and administrative expenses     1,236,036        874,647      2,396,562      1,753,181
    Depreciation and amortization                      172,023         84,973        335,895        157,055
                                                   -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                          (72,854)       (24,073)      (133,576)      (106,721)

INTEREST EXPENSE, NET                                   80,493         54,780        127,154        118,481
                                                   -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES (CREDITS)           (153,347)       (78,853)      (260,730)      (225,202)

INCOME TAXES (CREDITS) :

    Current                                                 --             --             --             --

    Deferred                                           (61,339)      (307,000)      (104,292)      (307,000)
                                                   -----------    -----------    -----------    -----------
                                                       (61,339)      (307,000)      (104,292)      (307,000)

NET INCOME (LOSS)                                  $   (92,008)   $   228,147    $  (156,438)   $    81,798
                                                   ===========    ===========    ===========    ===========

PREFERRED STOCK DIVIDENDS                              159,425    $    20,112    $   318,850    $    20,112
                                                   ===========    ===========    ===========    ===========

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS    $  (251,432)   $   208,035    $  (475,288)   $    61,686
                                                   ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :

    BASIC                                            3,263,472      3,184,652      3,262,483      3,166,114
                                                   ===========    ===========    ===========    ===========
    DILUTED                                                 --      3,409,734             --      3,278,655
                                                   ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE :

    BASIC                                          $     (0.08)   $      0.07    $     (0.15)   $      0.02
                                                   ===========    ===========    ===========    ===========
    DILUTED                                        $        --    $      0.07    $        --    $      0.02
                                                   ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                  CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)

                                               Common Stock          Preferred Stock     Additional                       Total
                                           -------------------       ----------------     Paid-in        Retained     Shareholders'
                                            Shares     Amount        Shares    Amount     Capital        Earnings        Equity
                                           ---------   -------       -------   ------   -----------    -----------    -----------
BALANCES, JUNE 30, 2000                    3,228,451   $ 3,228       550,000   $  550   $ 5,888,182    $        --      5,891,960

PERIOD ENDED DECEMBER 31, 2000

    Issuance of common stock for
       acquisition - Web                      32,321        33            --       --        64,609             --         64,642
    Exercise of employee stock options         5,500         5            --       --         8,370             --          8,375
    Preferred Stock Dividend, 11.5%               --        --            --       --      (318,850)            --       (318,850)
    Net Loss                                      --        --            --       --            --       (156,438)      (156,438)

BALANCES, DECEMBER 31, 2000                3,266,272   $ 3,266       550,000   $  550   $ 5,642,311    $  (156,438)   $ 5,489,689

See accompanying notes to consolidated financial statements.

                  CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                          December 31,
                                                                    2000                 1999
                                                                 ---------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net Income (loss)                                            $(156,438)          $    81,798
    Adjustments to reconcile net Income (loss) to net cash
      flows from operating activities :
         Depreciation and amortization                             335,895               157,055
         Deferred income taxes                                    (104,292)             (307,000)
         Issuance of common stock and warrants for services              -                51,000
         Changes in operating assets and liabilities :
             Accounts receivable                                   262,968               379,294
             Inventories                                          (157,048)              130,482
             Prepaid and refundable income taxes                         -                     -
             Prepaid expenses and other current assets             (41,020)               27,749
             Security deposits                                      11,984                 2,956
             Accounts payable                                      448,306              (457,577)
             Dividends Payable                                     159,425                     -
             Accrued expenses and other current liabilities        (91,173)              (87,074)
             Deferred revenue                                     (181,021)               70,643
                                                                 ---------           -----------
                 Net cash flows from operating activities          487,587                49,326
                                                                 ---------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES  :
    Purchases of property and equipment                           (592,102)              (48,723)
    Purchase of intangible assets                                 (173,824)              (16,000)
    Cost of net assets of acquired business                              -            (2,438,477)
    Deferred acquisition costs                                       8,903                21,277
                                                                 ---------           -----------
                 Net cash flows from investing activities         (757,023)           (2,481,923)
                                                                 ---------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES  :
    Note payable to bank, net                                       36,690              (351,859)
    Proceeds from long term debt                                   241,086               (27,751)
    Advances from officer                                          325,000                     -
    Due to seller                                                        -                26,780
    Preferred Stock Dividend                                      (318,850)              (20,112)
    Payment of ultraHue Note                                      (760,000)                    -
    Sale of preferred stock                                              -             3,198,757
    Sale of common stock                                             8,375               143,718
                                                                 ---------           -----------
                 Net cash flows from financing activities         (467,699)            2,969,533
                                                                 ---------           -----------

NET CHANGE IN CASH                                                (735,135)              536,936

CASH, BEGINNING OF PERIOD                                          868,842                33,157
                                                                 ---------           -----------

CASH, END OF PERIOD                                              $ 133,707           $   570,093
                                                                 =========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                $  77,467           $   118,481
                                                                 =========           ===========
    Income taxes paid                                            $  33,536                     -
                                                                 =========           ===========

Non cash investing activities -
   Acquisition of business :
      Fair value of assets acquired                              $       -           $ 4,104,950
      Due to seller                                              $       -           $  (506,473)
      Less Note payable                                          $       -           $(1,160,000)
                                                                 ---------           -----------
         Net cash payment                                        $       -           $ 2,438,477
                                                                 =========           ===========

   Issuance of Common Stock upon partial
      satisfaction of acquisition contingencies                  $  64,642           $    81,605
                                                                 =========           ===========

See accompanying notes to consolidated financial statements.

                  CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION :

     Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 2000 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 2000. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - LOAN FROM OFFICER :

     Between August 17, 2000 and September 14, 2000, Cadapult borrowed an aggregate of $325,000 from our President, Michael W. Levin. Cadapult used the funds as bridge financing for printers acquired for Cadapult's No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. These loans are unsecured, payable on demand, and carry a 10% interest rate. These short-term loans mature in May 2001. There is no representation or assurance is made that Mr. Levin will make any further loans to Cadapult.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed September 28, 2000.

Results of Operations
For the Three Months and Six Months Ended December 31, 2000 and 1999

Sales. Our consolidated sales for the three months ended December 31, 2000 compared to the same period in 1999, decreased slightly to $2,909,312 from $2,961,405. Our consolidated sales for the six months ended December 31, 2000 compared to the same period in 1999, increased approximately 3.5% to $6,324,990 from $6,110,569. Our Media Sciences sales for the three months ended December 31, 2000 increased to $1,072,384 from $388,581 representing a 175% increase, despite eliminating intercompany transactions in the amount of $229,889.

Cost of Sales. Our cost of sales for the three months ended December 31, 2000 were $1,574,107, or approximately 54% of sales, as compared to $2,025,858, or approximately 68% of sales for the comparable period in 1999. Cost of sales for the six months ended December 31, 2000 were $3,726,109, or approximately 59% of sales, as compared to $4,307,054, or approximately 70% of sales for the comparable period in 1999. The decrease in our cost of sales can be attributed to the continued transition of our sales to the high margin business generated by our Media Sciences subsidiary.

Selling, General and Administrative. For the three months ended December 31, 2000, our selling, general and administrative expenses increased to $1,236,036 from $874,647, which represents a increase to 42% of sales from 30% of sales. For the six months ended December 31, 2000, our selling, general and administrative expenses increased to $2,396,562 from $1,753,181, which represents a increase to 38% of sales from 29% of sales. The increase in our selling, general and administrative expenses can be attributed to the additional overhead created by the ultraHUe acquisition, an almost five fold increase in advertising associated with the expansion of our No-Cap Color program, expenses associated with relocating our manufacturing facility and increased legal costs due to the ongoing litigation with Tektronix and Xerox.

Depreciation and Amortization. For the three months ended December 31, 2000 as compared to the same period in 1999, our depreciation and amortization expense increased to $172,023 from $84,973 and for the six months ended December 31, 2000 as compared to the same period in 1999, our depreciation and amortization expense increased to $335,895 from $157,055 reflecting the additional amortization expense created by the ultraHue acquisition.

Interest Expense. For the three months ended December 31, 2000, our Interest expense increased to $80,493 from $54,780. For the six months ended December 31, 2000, Interest expense increased to $127,154 from $118,481.

Income Taxes. For the three months ended December 31, 2000, we recorded a deferred income tax benefit of $61,339. For the six months ended December 31, 2000 we recorded a deferred income tax benefit of $104,292. For the three and six months ended December 31, 1999, we recorded a deferred income tax benefit of $307,000. This benefit resulted from the elimination of the valuation allowance that offset net operating loss tax benefits from prior periods, and from a tax benefit of a net operating loss carryforward for the three months ending December 31, 1999.

Dividends. For the three months ending December 31, 2000, we accrued $159,425 of stock dividends to our preferred shareholders of record. For the six months ending December 31, 2000, we paid or accrued $318,850 of stock dividends to our preferred shareholders of record.

Net Loss. For the three month period ended December 31, 2000, we incurred a net loss applicable to common shareholders of $251,432 or $(0.08) per share as compared to net income of $208,035 or $0.07 per share for the corresponding three month period ended December 31, 1999. For the six month period ended December 31, 2000, we incurred a net loss applicable to common shareholders of $475,288 or $(0.15) per share as compared to net income of $61,686 or $0.02 per share for the corresponding six month period ended December 31, 1999.

Liquidity and Capital Resources

We experienced negative cash flow of $735,135 for the six months ended December 31, 2000. Cash flows from operating activities resulted in positive cash flows of $487,587 primarily due to a loss of $156,438, an increase in inventories of $157,048, an increase in prepaid expenses of $41,020, a decrease in accrued expenses of $91,173 and a decrease in deferred revenue of $181,021 off set by a non cash charge for depreciation, amortization of $335,895, an increase in accounts payable of $448,306 and an increase in dividends payable of $159,425.

The cash we used in investing activities included the purchase of equipment in the amount of $592,102, purchase of intangible assets generated by the ultraHue earn-out in the amount of $171,824, the write-off of certain deferred acquisition costs associated with acquisitions we are no longer pursuing and the write-off of certain leasehold improvements associated with the early termination of our Tyngsboro lease.

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

We have an agreement with a lender under which we can borrow up to $6,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 0.5% over the lender's base rate, are payable on demand and are collateralized by all assets of the Company. As of December 31, 2000 we had used $1,062,373 of this line.

Between August 17, 2000 and September 14, 2000, Cadapult borrowed an aggregate of $325,000 from our President, Michael W. Levin. Cadapult used the funds as bridge financing for printers acquired for Cadapult's No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. These loans are unsecured, payable on demand, and carry a 10% interest rate. These short-term loans mature in May 2001. There is no representation or assurance is made that Mr. Levin will make any further loans to Cadapult.

In December 2000, the note payable to ultraHue came due and was satisfied with a cash payment of $760,000 and a six month term note in the amount of $400,000 and bearing a 13% interest rate.

In December 2000, we entered into a three year Capital lease agreement in the amount of $285,950. The lease will be paid in 34 monthly payment in the amount of $9,162 including interest.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On April 17, 2000, Xerox Corporation filed a motion before the United States District Court, Western District of Washington at Seattle, for leave to intervene in an action between ultraHue, Inc., and Tektronix, Inc. for joinder of Cadapult and Media Sciences as additional parties and for leave to file and serve an amended answer. In October 1999, ultraHue had initiated an action against Tektronix claiming that Tektronix was engaging in illegal business behavior by informing resellers and end users of Tektronix's belief that ultraHue ink sticks had cause failures in Tektronix brand printers or had produced inferior quality output, and by failing to provide marketing assistance and rebates to resellers who market and sell ultraHue solid ink. Tektronix denied the claims, stated various affirmative defenses and asserted a counterclaim for unfair competition. ultraHue denied the counterclaims. In December 1999, our subsidiary, Media Sciences, acquired substantially all of the assets of ultraHue. In January 2000, Xerox acquired substantially all of the assets of Tektronix's printer business, including Tektronix's claims against ultraHue. Through the motion for joinder, Xerox sought to intervene in the action and assert counterclaims against us alleging that we violated the Lanham Act, engaged in unfair competition, infringed the design of the Tektronix ink stick, and infringed certain claims of Xerox's patent, and to seek relief that may include our profits on sales of ultraHue solid ink, or damages or a reasonable royalty, injunctive relief from selling the current formulation of the solid ink; and injunctive relief against patent infringement. On May 10, 2000, the Court granted Xerox's motion to join Cadapult and Media Sciences in the action. We were served with the amended answer on or about May 19, 2000. In connection with motions for partial summary judgment involving the design patent held by Tektronix and whether our yellow ink stick infringes that design patent, the Court held the design patent to be valid in an Order regarding summary judgment motions, filed on January 26, 2001. We are considering various courses of action, including seeking reconsideration of the Order regarding summary judgment motions, and we are redesigning our product in an effect to be consistent with the Order. While we continue to believe that resolution of this litigation will not have a material adverse affect on our consolidated financial position, an unfavorable outcome could have a material adverse affect on our results of operations or cash flow, particularly in the quarter or annual period in which all or a substantial aspect of this matter is resolved. We presently intend to continue to litigate all aspects of the litigation, and we intend to vigorously defend the action, but we can give no assurance that we will prevail in the final disposition of this litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cadapult held its annual meeting of stockholders on December 6, 2000. The matters voted upon at the meeting were the election of seven directors and the ratification of the selection of Wiss & Company, LLP as Cadapult's independent certified public accountants for the fiscal year ending June 30, 2001. On each matter voted upon, the shareholders of Cadapult representing 1,732,800 shares voted for each of the two matters with no votes cast against or withheld and with no abstention. All seven of the then-serving directors, consisting of Michael W. Levin, Frances Blanco, Paul C. Baker, Edwin Ruzinsky, Donald Gunn, Henry Royer and Stanley Brooks, were elected to serve for an additional term.


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

                                  CADAPULT GRAPHIC SYSTEMS, INC

Dated:  February 13, 2001         By:      /s/ Michael W. Levin
                                           --------------------
                                           Michael W. Levin
                                           Chief Executive Officer and President

Dated:  February 13, 2001         By:      /s/ Frances Blanco
                                           ------------------
                                           Frances Blanco
                                           Vice President and Treasurer