Form 10QSB
period 2001-03-31
CADAPULT GRAPHIC SYSTEMS INC
filed 2001-05-15
CIK 1024022

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-21853

CADAPULT GRAPHIC SYSTEMS, INC.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0475073 (I.R.S. Employer Identification No.)

110 Commerce Drive, Allendale, New Jersey 07401
(Address of principal executive offices)

(201) 236-1100
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of March 31, 2001, the issuer had 3,308,140 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2001

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 2.	Changes in Securities	12
Item 6.	Exhibits and Reports on Form 8-K	13

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                 March 31,           June 30,
                                ASSETS                                             2001                2000
                                                                                (Unaudited)
                                                                                -----------        -----------

CURRENT ASSETS :
    Cash and equivalents                                                        $    43,419        $   868,842
    Accounts receivable, less allowance for doubtful accounts of $35,000          1,886,795          2,190,903
    Inventories                                                                   1,405,068          1,262,219
    Deferred tax asset                                                              436,117            181,000
    Prepaid expenses and other current assets                                       141,607            172,481
                                                                                -----------        -----------
        Total Current Assets                                                      3,913,005          4,675,445

PROPERTY AND EQUIPMENT, NET                                                       1,397,416            761,133

OTHER ASSETS:
    Goodwill and other intangible assets, net                                     4,426,486          4,408,815
    Deferred acquisition costs                                                        3,828             12,731
    Security deposits                                                                91,186            122,221
                                                                                -----------        -----------
                                                                                  4,521,501          4,543,767

TOTAL ASSETS                                                                    $ 9,831,921        $ 9,980,345
                                                                                ===========        ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable to bank                                                        $ 1,507,607        $ 1,025,683
    Note payable                                                                    400,000          1,160,000
    Current maturities of long-term debt                                            100,380             69,445
    Accounts payable                                                              1,590,337          1,075,828
    Accrued expenses and other current liabilities                                   36,023            290,996
    Due to seller                                                                    86,848                 --
    Due to officer                                                                  325,000                 --
    Dividends payable                                                               158,125                 --
    Deferred revenue                                                                283,154            466,433
                                                                                -----------        -----------
                                                                                  4,487,474          4,088,385

LONG-TERM DEBT, LESS CURRENT MATURITIES                                             167,010                 --
                                                                                -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Common Stock, .001 par value,
       Authorized 20,000,000 shares; issued 3,308,140
       in March and 3,228,451 in June                                                 3,308              3,228
    Series A Convertible Preferred stock, $.001 par value,
       Authorized 1,000,000 shares; issued 550,000 shares                               550                550
    Additional paid-in capital                                                    5,562,631          5,888,182
    Retained earnings (deficit)                                                    (389,052)                --
                                                                                -----------        -----------
        Total Shareholders' equity                                                5,177,437          5,891,960

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 9,831,921        $ 9,980,345
                                                                                ===========        ===========

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        Three Months Ended              Nine Months Ended
                                                             March 31,                       March 31,
                                                       2001            2000            2001             2000
                                                    -----------     -----------     -----------     -----------

NET SALES                                           $ 3,032,626     $ 3,773,640     $ 9,357,616     $ 9,884,209
                                                    -----------     -----------     -----------     -----------

COSTS AND EXPENSES :
    Cost of sales                                     1,704,696       1,916,107       5,430,805       6,223,161
    Selling, general and administrative expenses      1,480,268       1,082,902       3,876,830       2,836,083
    Depreciation and amortization                       162,746         137,303         498,641         294,358
                                                    -----------     -----------     -----------     -----------
                                                      3,347,710       3,136,312       9,806,276       9,353,602
                                                    -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                          (315,084)        637,328        (448,660)        530,607

INTEREST EXPENSE, NET                                    61,978          68,448         189,132         186,929
                                                    -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES (CREDITS)            (377,062)        568,880        (637,792)        343,678

INCOME TAXES (CREDITS) :
    Current                                               6,377              --           6,377              --
    Deferred                                           (150,825)        227,471        (255,117)        (79,529)
                                                    -----------     -----------     -----------     -----------
                                                       (144,448)        227,471        (248,740)        (79,529)
                                                    -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                   $  (232,614)    $   341,409     $  (389,052)    $   423,207
                                                    ===========     ===========     ===========     ===========

PREFERRED STOCK DIVIDENDS                               158,125     $   123,969     $   476,975     $   144,081
                                                    ===========     ===========     ===========     ===========

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS     $  (390,739)    $   217,440     $  (866,027)    $   279,126
                                                    ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
    BASIC                                             3,307,284       3,215,042       3,277,417       3,159,211
                                                    ===========     ===========     ===========     ===========
    DILUTED                                                  --       3,486,271              --       3,350,450
                                                    ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE :
    BASIC                                           $     (0.12)    $      0.07     $     (0.26)    $      0.09
                                                    ===========     ===========     ===========     ===========
    DILUTED                                         $        --     $      0.06     $        --     $      0.08
                                                    ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

                                              Common Stock       Preferred Stock    Additional                   Total
                                           ------------------   ----------------     Paid-in     Retained     Shareholders'
                                            Shares     Amount    Shares   Amount     Capital     Earnings        Equity
                                           ---------   ------   -------   ------   ----------   ----------    -------------

BALANCES, JUNE 30, 2000                    3,228,451   $3,228   550,000   $  550   $5,888,182   $       --        5,891,960

PERIOD ENDED MARCH 31, 2001
  Issuance of common stock for
     acquisitions                             67,189       68       --        --      134,311           --          134,379
  Exercise of employee stock options          12,500       12       --        --       17,113           --           17,125
  Preferred Stock Dividend, 11.5%                 --       --       --        --     (476,975)          --         (476,975)
  Net Loss                                        --       --       --        --           --     (389,052)        (389,052)
                                           ---------   ------   -------   ------   ----------   ----------    -------------

BALANCES, MARCH 31, 2001                   3,308,140   $3,308   550,000   $  550   $5,562,631   $ (389,052)   $   5,177,437
                                           =========   ======   =======   ======   ==========   ==========    =============

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                    2001           2000
                                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net Income (loss)                                                           $  (389,052)    $   423,207
    Adjustments to reconcile net Income (loss) to net cash
      flows from operating activities :
         Depreciation and amortization                                              498,641         294,358
         Deferred income taxes                                                     (255,117)        (79,529)
         Issuance of common stock and warrants for services                            --            51,000
         Changes in operating assets and liabilities :
             Accounts receivable                                                    304,108         (59,336)
             Inventories                                                           (142,849)          8,711
             Prepaid expenses and other current assets                               30,874          (4,298)
             Security deposits                                                       31,035           2,956
             Accounts payable                                                       514,509        (669,094)
             Dividends payable                                                      158,125            --
             Accrued expenses and other current liabilities                        (254,973)        (58,187)
             Deferred revenue                                                      (183,279)        133,289
                                                                                -----------     -----------
                 Net cash flows from operating activities                           312,023          43,077
                                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                            (846,392)       (118,696)
    Purchase of intangible assets                                                  (171,824)        (16,000)
    Cost of net assets of acquired business                                            --        (2,502,493)
    Deferred acquisition costs                                                        8,903          20,320
                                                                                -----------     -----------
                 Net cash flows from investing activities                        (1,009,313)     (2,616,868)
                                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Note payable to bank, net                                                       481,924      (1,133,166)
    Proceeds from long term debt, net                                               197,944         (52,133)
    Advances from officer                                                           325,000            --
    Due to seller                                                                    86,848        (356,266)
    Preferred stock dividend                                                       (476,975)       (144,081)
    Note payable                                                                   (760,000)           --
    Sale of preferred stock                                                            --         4,577,758
    Sale of common stock                                                             17,125         148,971
                                                                                -----------     -----------
                 Net cash flows from financing activities                          (128,133)      3,041,084
                                                                                -----------     -----------

NET CHANGE IN CASH AND EQUIVALENTS                                                 (825,423)        467,294

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                           868,842          33,157
                                                                                -----------     -----------

CASH AND EQUIVALENTS, END OF PERIOD                                             $    43,419     $   500,451
                                                                                ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                               $   164,045     $   186,929
                                                                                ===========     ===========
    Income taxes paid                                                           $    39,913            --
                                                                                ===========     ===========

Non cash investing activities -
   Acquisition of business :
      Fair value of assets acquired                                             $      --       $ 4,168,966
      Due to seller                                                             $      --       $  (506,473)
      Less Note payable                                                         $      --       $(1,160,000)
                                                                                -----------     -----------
         Net cash payment                                                       $      --       $ 2,502,493
                                                                                ===========     ===========

   Issuance of Common Stock upon partial
      satisfaction of acquisition contingencies                                 $   134,379     $    81,605
                                                                                ===========     ===========

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION :

Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 2000 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 2000. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - LOAN FROM OFFICER :

Between August 17, 2000 and September 14, 2000, Cadapult borrowed an aggregate of $325,000 from our President, Michael W. Levin. Cadapult used the funds as bridge financing for printers acquired for Cadapult’s No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. These loans are unsecured, payable on demand, and carry a 10% interest rate. These short-term loans mature in May 2001. There is no representation or assurance is made that Mr. Levin will make any further loans to Cadapult.

NOTE 4 - CONTINGENCIES :

On May 4, 2001, we reached a settlement on all outstanding litigation with Tektronix and Xerox.

NOTE 5 - DIVIDENDS :

Our board of directors voted to defer the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the above referenced litigation. We offered our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.00 per share, the fair market value of our common stock on that date. As of May 8, 2001, 23 shareholders elected to receive their dividend payment through the payment in kind, totaling $68,425 and consisting of 68,425 shares of stock for each of the two periods ending March 31, 2001 and June 30, 2001. Shareholders have until May 15, 2001 to elect to receive payment in kind. If we do not receive notice by that date, those shareholders who have elected not to receive payment in kind will receive their cash dividend for these two periods at a later date.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share :

                                                       Three Months               Nine Months
                                                          Ended                      Ended
March 31,                                           2001          2000         2001          2000
                                                -----------   -----------  -----------   -----------

Numerator :
    Net income (loss) - basic                   $  (390,739)  $   217,440  $  (866,027)  $   279,126
                                                ===========   ===========  ===========   ===========
    Net income (loss) - diluted                        --     $   217,440         --     $   279,126
                                                ===========   ===========  ===========   ===========

Denominator :
    Denominator for basic earnings per share :
        Weighted average shares                   3,307,284     3,215,042    3,277,417     3,159,211
                                                -----------   -----------  -----------   -----------
    Effect of dilutive securities
        Employee stock options and warrants            --         271,229         --         191,239
                                                -----------   -----------  -----------   -----------
    Denominator for diluted earnings per share    3,307,284     3,486,271    3,277,417     3,350,450
                                                ===========   ===========  ===========   ===========

    Earnings (loss) per share :
        Basic                                   $     (0.12)  $      0.07  $     (0.26)  $      0.09
                                                ===========   ===========  ===========   ===========
        Diluted                                        --     $      0.06         --     $      0.08
                                                ===========   ===========  ===========   ===========
The following warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2000 because the warrants’ exercise price was greater than the average market price of the common stock for those periods:

                                                       Three Months               Nine Months
                                                          Ended                      Ended
March 31,                                           2001          2000         2001          2000
                                                -----------   -----------  -----------   -----------

Anti-dilutive warrants and options                      --      1,150,773          --      1,678,083
                                                ===========   ===========  ===========   ===========
The conversion of the Class A convertible preferred stock has been excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2000. Such conversion when taking into account the additional net income generated by the elimination of the dividend would be anti-dilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed September 28, 2000.

Results of Operations

For the Three Months and Nine Months Ended March 31, 2001 and 2000

Sales. Our consolidated sales for the three months ended March 31, 2001 compared to the same period in 2000, decreased to $3,032,626 from $3,773,640. Our consolidated sales for the nine months ended March 31, 2001 compared to the same period in 2000, decreased approximately 5.3% to $9,357,616 from $9,884,209. The decrease in sales can be attributed to the continued contraction of Cadapult’s reseller business as we continue shift our focus to the Media Sciences supplies business and No-Cap Color, and away from the legacy graphics equipment sales.

Cost of Sales. Our cost of sales for the three months ended March 31, 2001 were $1,704,696, or approximately 56% of sales, as compared to $1,916,107, or approximately 51% of sales for the comparable period in 2000. Our Cost of sales for the nine months ended March 31, 2001 were $5,430,805, or approximately 58% of sales, as compared to $6,223,161, or approximately 63% of sales for the comparable period in 2000. The changes in our cost of sales can be attributed to the continued transition of our sales to the high margin business generated by our Media Sciences subsidiary, and within Media Sciences an increase in our toner business, which has a higher cost basis than does our solid ink business.

Selling, General and Administrative. For the three months ended March 31, 2001, our selling, general and administrative expenses increased to $1,480,268 from $1,082,902, which represents a increase to 49% of sales from 29% of sales. For the nine months ended March 31, 2001, our selling, general and administrative expenses increased to $3,876,830 from $2,836,083, which represents a increase to 42% of sales from 29% of sales. The increase in our selling, general and administrative expenses can be attributed to the additional overhead created by the ultraHue acquisition, an increase in advertising expenses associated with the expansion of our No-Cap Color program, expenses associated with relocating our manufacturing facility and increased legal costs due to the litigation with Tektronix and Xerox. For the nine months ended March 31, 2001 our advertising expenses increased to approximately $182,000 as compared to $60,000 for the nine months ended March 31, 2000. For the three months ended March 31, 2001, we incurred $435,233 in legal fees and for the nine months ended March 31, 2001, we incurred $624,760 in legal fees substantially all of which resulted from the Tektronix/ Xerox litigation. In addition, for the nine months ended March 31, 2001 we incurred approximately $50,000 in expenses associated with moving our manufacturing facility from Albuquerque, New Mexico to our New Jersey headquarters.

Depreciation and Amortization. For the three months ended March 31, 2001 as compared to the same period in 2000, our depreciation and amortization expense increased to $162,746 from $137,303 and for the nine months ended March 31, 2001 as compared to the same period in 2000, our depreciation and amortization expense increased to $498,641 from $294,358 reflecting the additional amortization expense created by the ultraHue acquisition.

Interest Expense. For the three months ended March 31, 2001, our interest expense decreased to $61,978 from $68,448. For the nine months ended March 31, 2001, our interest expense increased slightly to $189,132 from $186,929.

Income Taxes. For the three months ended March 31, 2001, we recorded a deferred income tax benefit of $150,825 and paid $6,377 in taxes for prior periods. For the nine months ended March 31, 2001 we recorded a deferred income tax benefit of $255,117 and paid $6,377 in taxes for prior periods. For the three months ended March 31, 2000 we recorded an income tax expense of $227,471and for the nine months ended March 31, 2000, we recorded a deferred income tax benefit of $79,529. This benefit resulted from the elimination of the valuation allowance that offset net operating loss tax benefits from prior periods, and from a tax expense for the three months ending March 31, 2000.

Dividends. For the three months ending March 31, 2001, we accrued $158,125 of stock dividends to our preferred shareholders of record. For the nine months ending March 31, 2001, we paid or accrued $476,975 of stock dividends to our preferred shareholders of record. Our board of directors voted to defer the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the Tektronix/Xerox litigation. We also offered our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.00 per share, the fair market value of our common stock on that date. As of May 8, 2001, 23 shareholders elected to receive their dividend payment through the payment in kind, totaling $68,425 and consisting of 68,425 shares of stock for each of the two periods ending March 31, 2001 and June 30, 2001. Shareholders have until May 15, 2001 to elect to receive payment in kind. If we do not receive notice by that date, those shareholders who have elected not to receive payment in kind will receive their cash dividend for these two periods at a later date.

Net Loss. For the three month period ended March 31, 2001, we incurred a net loss applicable to common shareholders of $390,739 or $(0.12) per share as compared to net income of $217,440 or $0.07 per share for the corresponding three month period ended March 31, 2000. For the nine month period ended March 31, 2001, we incurred a net loss applicable to common shareholders of $866,027 or $(0.26) per share as compared to net income of $279,126 or $0.09 per share for the corresponding nine month period ended March 31, 2000.

Liquidity and Capital Resources

We experienced negative cash flow of $825,423 for the nine months ended March 31, 2001. Cash flows from operating activities resulted in positive cash flows of $312,023 primarily due to a loss of $389,052, a non cash income tax benefit of $255,117, an increase in inventories of $142,849, a decrease in accrued expenses of $254,973, and a decrease in deferred revenue of $183,279 off set by a non cash charge for depreciation, amortization of $498,641, a decrease in accounts receivable of $304,108, an increase in accounts payable of $514,509 and an increase in dividends payable of $158,125.

The cash we used in investing activities included the purchase of equipment in the amount of $846,392, purchase of intangible assets generated by the ultraHue earn-out in the amount of $171,824, the write-off of certain deferred acquisition costs associated with acquisitions we are no longer pursuing and the write-off of certain leasehold improvements associated with the early termination of our Tyngsboro lease.

On October 1, 1999, we entered into a Managing Dealer Agreement with a placement agent for a private offering of up to $5,000,000. The private offering was of 500,000 units of our securities with a face value of $10.00 per unit, each unit consisting of one share of convertible adjustable preferred stock and one warrant to purchase two shares of common stock at $4.50. The preferred stock will originally be convertible at $3.25 per share. In addition, the preferred stock carries a dividend, paid quarterly, of 11.5% per annum. The offering was sold to accredited investors only in states where permitted. The proceeds were used for the ultraHue acquisition, expansion of our “No-Cap Color” printer program and for working capital. The offering was on a “best efforts” basis, but could ultimately raise up to $11 million for the Company if the included warrants are exercised. In March 1999, our Board of Directors approved an increase of the private offering to $5,500,000.

We closed this offering on March 10, 2000 having sold 550,000 units, representing 550,000 shares of Series A Preferred Stock and 1,100,000 warrants to purchase common stock for $4.50, providing us with net proceeds of $4,577,758.

We have an agreement with a lender under which we can borrow up to $4,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 0.5% over the lender’s base rate, are payable on demand and are collateralized by all assets of the Company. As of $1,507,607 was outstanding under this line.

Between August 17, 2000 and September 14, 2000, Cadapult borrowed an aggregate of $325,000 from our President, Michael W. Levin. Cadapult used the funds as bridge financing for printers acquired for Cadapult’s No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. These loans are unsecured, payable on demand, and carry a 10% interest rate. These short-term loans mature in May 2001. There is no representation or assurance is made that Mr. Levin will make any further loans to Cadapult.

In December 2000, the note payable to ultraHue came due and was satisfied with a cash payment of $760,000 and a six month term note in the amount of $400,000, and bearing an interest rate of 13% per annum.

We purchased $285,950 of printers out of operating cash flow. In December 2000, we entered into a three year capital lease agreement, where we were reimbursed for these printers in the amount of $285,950. The lease is payable in 34 monthly payments of $9,162 including interest. In April of 2001, we entered into a three year capital lease agreement in the amount of $100,000. The lease is payable in 34 monthly payments of $3,305 including interest.

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

Forward Looking Statements

The foregoing management discussion and analysis contains forward-looking statements and information that are based on our management’s beliefs, as well as assumptions made by, and information currently available to our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including the our continuing ability to obtain additional financing, dependence on contracts with suppliers, competitive pricing for our products, demand for our products which depends upon the condition of the computer industry, and the effects of increased indebtedness as a result of our business acquisitions. Except for the historical information contained in this report, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond the our control and may cause results to differ from our management’s current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 4, 2001, we entered into a settlement agreement with Xerox Corporation to resolve three pending litigations: Cadapult Graphic Systems, Inc. v. Tektronix, Inc., et al., an action before the United States District Court, District of Oregon; ultraHue, Inc. v. Tektronix, Inc., et al., an action before the United States District Court, Western District of Washington at Seattle; and Xerox Corporation v. Media Sciences, Inc. et al., a recently commenced action before the United States District Court, Western District of Washington at Seattle alleging patent infringement against Media Sciences, Inc. for the design of a cyan color solid ink stick for use in a Tektronix Phaser 840 solid ink color printer, the design of a magenta color solid ink stick for use in a Tektronix Phaser 840 solid ink color printer, the design of a magenta color solid ink stick for use in a Tektronix Phaser 850 solid ink color printer, and the design of a yellow color solid ink stick for use in a Tektronix Phaser 850 solid ink color printer, and seeking relief including money damage, or in the alternative a reasonable royalty, and injunctive relief from making, using, or selling any product which infringes its patents. The settlement agreement provides that the non-public terms of the settlement agreement shall not be disclosed. As of May 4, 2001, stipulated final judgments were not yet submitted before the courts.

ITEM 2.   CHANGES IN SECURITIES

On January 7, 1999, we completed the acquisition of certain assets of Tartan Technical, Inc. Under the asset purchase agreement, we issued 92,850 shares of unregistered and restricted common stock to Tartan Technical and reserved in escrow an additional 92,850 shares of unregistered and restricted common stock for possible future issuance to Tartan Technical in a transaction deemed to be exempt under Section 4(2) of the Securities Act. In December 1999, we issued to Tartan Technical 34,818 shares of the escrowed common stock. In January 2000, we issued to Tartan Technical 11,607 shares of the escrowed common stock and we issued an additional 4,866 shares to Tartan Technical as a purchase price adjustment under the asset purchase agreement. In January 2001, we issued to Tartan Technical 34,868 shares of the escrowed common stock. Tartan Technical was provided access to all material information about us, and we responded to all of its requests for information about us. The transaction was approved by Tartan Technical’s board of directors and shareholders who had the business knowledge and experience to evaluate the risks and merits of the transaction.

Our Board of Directors voted to defer, until fiscal year 2002, the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the Tektronix/Xerox litigation. We anticipated significant legal expenses related to litigation with Xerox in the matter ultraHue v. Tektronix, and we expected that the majority of these legal expenses would be substantially completed by the end of the fiscal year ending June 30, 2001. We offered preferred shareholders the option to wait for the dividends to be paid in cash in fiscal year 2002, or to receive payment in kind through a common stock issuance at $1.00 per share. In connection with the deferral of the payment of quarterly preferred stock dividend until fiscal year 2002, we reserved 316,250 shares of unregistered common stock for possible issuance as dividend payments for dividend periods through June 30, 2001. We may file a registration statement for the resale of these shares at a later time. The securities offered will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. As of May 8, 2001, 23 shareholders elected to receive their dividend payment through the payment in kind, totaling $68,425 and consisting of 68,425 shares of stock for each of the two periods ending March 31, 2001 and June 30, 2001. Shareholders have until May 15, 2001 to elect to receive payment in kind. If we do not receive notice by that date, those shareholders who have elected not to receive payment in kind will receive their cash dividend for these two periods at a later date. In May 2001, we entered into a settlement agreement with Xerox to resolve the litigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 11	Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.

(b)   Reports on Form 8-K.

We filed a report on Form 8-K on April 6, 2001 reporting under Item 5 the deferral of payment of quarterly preferred stock dividends until Fiscal 2002.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADAPULT GRAPHIC SYSTEMS, INC

Dated: May 14, 2001	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: May 14, 2001	By: /s/ Frances Blanco Frances Blanco Vice President and Treasurer