Form 10KSB
period 2001-06-30
CADAPULT GRAPHIC SYSTEMS INC
filed 2001-09-28
CIK 1024022

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

        (Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-21853

CADAPULT GRAPHIC SYSTEMS, INC.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0475073 (I.R.S. Employer Identification No.)
40 Boroline Road, Allendale, NJ (Address of principal executive offices)	07401 (Zip Code)

Issuer's telephone number: (201) 236-1100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Common Stock	Name of each exchange on which registered AMEX

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $12,523,041.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on June 30, 2001 was $3,550,010.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 30, 2001, we had 3,550,010 shares of common stock issued and outstanding.

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

On June 18, 1998, we acquired Cadapult Graphic Systems Inc., a privately held New Jersey corporation formed on May 1, 1987 (“CGSI”), in a transaction viewed as a reverse acquisition. CGSI was a provider of computer graphics systems, peripherals, supplies and services to visual communicators and graphics professionals. Pursuant to an Agreement and Plan or Reorganization dated June 5, 1998, between us, CGSI, all of the shareholders of CGSI, Jenson Services, Inc., a Utah corporation, Duane S. Jenson and Jeffrey D. Jenson, we issued 1,650,000 shares of common stock to the shareholders of CGSI in exchange for all of the outstanding common stock of CGSI. Pursuant to the acquisition, the shareholders of CGSI became the controlling shareholders of our company, our officers and directors resigned and elected the CGSI nominees in their places, and CGSI became our wholly owned subsidiary.

On August 14, 1998, we reincorporated under the laws of the State of Delaware as Cadapult Graphic Systems, Inc. On August 14, 1998, CGSI, our wholly owned New Jersey subsidiary, merged into Cadapult.

In January 1999, we acquired the assets of Tartan Technical, Inc., a computer graphics products reseller in Massachusetts with $3.5 million of annual revenues.

In June 1999, we acquired the assets of WEB Associates, Inc., a computer graphics products reseller in Pennsylvania with $2.7 million of annual revenues.

On August 11, 1999, we formed Media Sciences, Inc., as a wholly owned New Jersey subsidiary, for the manufacture and distribution of digital color printer supplies.

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

As of June 30, 2001, we had 3,477,805 shares of common stock issued and outstanding and 547,500 shares of preferred stock issued and outstanding.

We have not been subject to bankruptcy, receivership or any similar proceedings.

Our Business

We are a manufacturer of supplies for digital workgroup color printers.

Our wholly owned subsidiary, Media Sciences, manufactures and distributes printer supplies, including solid ink, toner and transparency material for use in Tektronix color printers by Xerox and other color printers. Media Sciences distributes these products internationally through a network of dealers and distributors. We intend to grow this business through an expansion of our product line, expansion of our distribution channels and through demand creation marketing programs.

While we primarily sell our supplies through a distribution channel, we also sell supplies directly to certain end users through our No-Cap Color program and to those with whom we have a historical relationship.

Operating Strategy

We have a strategic objective of becoming the leading independent manufacturer of supplies for digital color business printers. We intend to achieve this objective through an expansion of our product line, and of our distribution and sales programs.

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

In addition to penetrating the installed base, we intend to create a significant new set of color printer users who are contractually committed to our supplies. We are striving to achieve this objective through our sales programs including our No-Cap Color printer program. We believe this program provides a unique opportunity for end users who are not currently using color-printing technology to migrate to color without the cost and technology risk of buying a printer outright.

Principal Products and Services and Programs

Products

Solid Ink Sticks. We manufacture and distribute solid ink sticks for use in the Tektronix Phaser 340, 350, 360, 840 and Phaser 850 color printers. Our ink is sold under the Media Sciences label, and the labels of many of our dealers and distributors. We offer flexible, custom packaging to meet the needs of our distribution partners. Our solid ink is typically sold to end-users at prices that are 20% to 50% less than those of the Xerox/Tektronix brand.

Toner Cartridges. We offer three lines of toner cartridges; Identicals, Remanufactured, and our recently introduced Clearcase line of toner cartridges. As with our ink, our toner cartridges are sold under the Media Sciences label and the labels of our distributors. We plan to expand our toner cartridges offerings both within the Tektronix line of color printers and to other color printer manufacturers as well.

o	Identicals — Our Identical line of toner cartridges include toner cartridges for the Tektronix Phaser 560 and 780 color printers. These are new cartridges offered at a discount to those of the OEM.
o	Remanufactured — Our Remanufactured line of toner cartridges are for use in Tektronix 780 color printers. We refill and repackage empty toner cartridges and offer them at a substantial discount to those of the OEM.
o	Clearcase — Our Clearcase line of toner cartridges are for use in Tektronix Phaser 560, 740 and 750 color printers. These are newly manufactured toner cartridges, featuring a unique clear case, allowing the user to see the colored toner within the cartridges.

Media. We distribute transparency material for use in solid ink and color laser printers.

Sales Programs

No-Cap Color. Our No-Cap Color program provides a customer with one or more workgroup color printers, at no charge, in return for a monthly or bi-monthly commitment to purchase certain supplies from us. These printers have retail values of up to $6,000 and include service throughout the duration of the program. We offer several printers under this program, including two business printers, one solid ink, one laser, and one graphic arts printer. We target the broad corporate market with this program, as well as certain vertical markets. The printer remains the property of Cadapult or its assignees at all times.

Our No-Cap Color program offers benefits to both the end user and Cadapult. The end user benefits by obtaining a color printer without a capital investment and without service costs. End user costs are limited to the purchase of supplies that they would need to purchase anyway. We benefit by creating new customers with an obligation to purchase our supplies, thereby creating a high-margin reoccurring revenue stream.

Printers for our No-Cap Color program are purchased outright and/or leased to us by third party leasing companies.

Marketing and Sales Plans

We intend to increase our marketing and sales efforts. The goal of these efforts is to increase revenues through increased market awareness of our products and programs.

We are expanding our Media Sciences distribution channels through outside sales efforts and direct mail. We intend to strengthen these channels through performance based sales incentive programs. We plan to build end-user awareness and demand for our supplies through advertising and marketing campaigns.

We continue to aggressively market our No-Cap Color program. The goal of this effort is to drive potential customers to our No-Cap Color web site where they prequalify themselves for the program. Leads generated through this site are followed up by inside sales people. We presently use a combination of direct mail and e-mail marketing and banner advertising, and we plan to also use affiliate marketing, to drive traffic to www.nocapcolor.com.

Industry and Market Overview

The office environment has been dominated by monochrome (black and white) printers and color monitors. Over the last several years, color printers have been introduced to the office environment for mission critical applications where color is a must. Today, however, with the ever-increasing quality and speed of color printers and lower costs of acquisition and ownership, color is migrating into the broad office environment. This migration has led to flat monochrome printer sales and growing color printer sales as monochrome printers are being replaced with color. Industry data shows a compound annual growth rate in unit placements of 45% to 60% through the year 2004, with 1.4 million units, including ink-jet, being placed next year alone. The U.S. workgroup color printer installed base alone is forecasted to be in excess of 13 million units by the end of 2004.

Digital color printers, and copiers, create an ongoing requirement for service and supplies. This reoccurring business often exceeds the original cost of the device over its lifetime. Today, in the business color printer market, supplies for these printers are manufactured and distributed by the printer manufacturer (OEM). There exists little to no competition to these sources of supplies. As adoption of color printing technology continues, we expect the demand for alternative supplies to grow dramatically. In the black and white printer market, third party supply manufacturers provide approximately 20-25% of the supplies consumed. We believe that a similar opportunity exists in the color market.

Distribution Methods of the Products and Services

We sell through an international network of dealers and distributors. We also sell supplies directly to certain end users through our No-Cap Color program and to those with whom we have a historical relationship. These direct sales are conducted through telephone and Internet sales efforts.

Competition

We primarily compete with the Original Equipment Manufacturer (OEM) of the printers for which we provide supplies, including Xerox, which sells printers under the Tektronix label. Other than the OEMs, we are not aware of any other significant competitor that provides solid ink or toner for use in these printers.

Approximately 90 days after we announced our No-Cap Color free color printer program, Tektronix announced its own free color printer program. The Tektronix program has continued since Xerox acquired the color printer division from Tektronix in 2000. The Xerox program is structured differently from ours, and we believe there exists an opportunity for both programs to be successful.

Principal Suppliers

We did not have any supplier who represented 10% or more of our revenues in our fiscal year ended June 30, 2001.

Dependence on Major Customers

We did not have any customer who represented 10% or more of our revenues in our fiscal year ended June 30, 2001.

Intellectual Property

We regard our trademarks, trade secrets, and proprietary technology and similar intellectual property as critical to our success, and rely on trademark, copyright and patent law, trade secret protection and confidentiality and other agreements with our employees, customers, partners and others to protect our proprietary rights. We have applied for the registration of trademarks in the United States.

Need for Government Approval

Not applicable.

Government Regulation

Not applicable.

Research and Development

Not applicable.

Compliance with Environmental Laws

Not applicable.

Employees

We currently have 34 full-time employees, including seven management level employees.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our executive offices at Allendale, New Jersey, pursuant to a lease expiring on May 31, 2011. We also maintain a sales office in Redmond, Washington. Our offices are adequately covered by insurance for claims arising out of such occupancies.

In May 2001, we moved our corporate offices from occupancy of approximately 7,212 square feet to occupancy of approximately 15,400 square feet, including warehousing and manufacturing facilities, to accommodate our increased warehousing requirements, expanded service facilities, and to support the manufacturing requirements of Media Sciences. We believe that our present facilities will be suitable to accommodate our growth for the foreseeable future.

The table below sets forth the location, approximate square footage, approximate annual rent, use of each location and expiration date of each lease, including the lease for our new corporate facility. Some of the leases summarized in the table provide for moderate annual rental increases.

---------------------------- ----------------- ------------------- --------------------------- ---------------------
                               Approximate        Approximate                                         Lease
Location                       Square Feet        Annual Rent                 Use                Expiration Date
---------------------------- ----------------- ------------------- --------------------------- ---------------------

40 Boroline Road,                 15,400            $184,800       Executive Offices,          May 31, 2011
Allendale, NJ 07401                                                Warehouse, and
                                                                   Manufacturing Facility

201 MJL Center                     1,500             $26,400       Sales                       month to month lease
16398 NE 85th Street
Redmond, Washington 98052
---------------------------- ----------------- ------------------- --------------------------- ---------------------

ITEM 3. LEGAL PROCEEDINGS

On May 4, 2001, we entered into a settlement agreement with Xerox Corporation that resolved three litigations: Cadapult Graphic Systems, Inc. v. Tektronix, Inc., et al., an action before the United States District Court, District of Oregon; ultraHue, Inc. v. Tektronix, Inc., et al., an action before the United States District Court, Western District of Washington at Seattle; and Xerox Corporation v. Media Sciences, Inc. et al.

As at June 30, 2001, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business. In July 2001, we filed an action in the United States District Court, Western District of Washington at Seattle against one of the law firms that had represented us and ultraHue, Inc., a company whose assets we acquired, in prior litigation with Tektronix, Inc. and Xerox Corporation. In the complaint, we allege claims of negligence and breach of contract. As of September 24, 2001, we have not been served with an answer to our complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Beginning August 9, 2000, our common stock was quoted on the American Stock Exchange under the symbol “GFX”. From July 10, 1998 to August 8, 2000, our common stock was quoted on the OTC Bulletin Board under the symbol “GRFX”. Before July 10, 1998, our common stock was listed in the “pink sheets” of the National Quotation Bureau, Inc. and on the OTC Bulletin Board under the symbol “SEUS”. Before the time periods indicated above, an active trading market for our common stock did not exist.

The following table sets forth for the periods indicated, the high and low closing bid prices for a share of the common stock as reported by the OTC Bulletin Board and the American Stock Exchange. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Year                  Quarter Ended                                High                       Low
---------------------------- ---------------------------------- ------------------------- --------------------------

2000                         September 30, 1999                          $2.562                    $1.937
                             December 31, 1999                           $3.250                    $2.000
                             March 31, 2000                              $4.375                    $2.250
                             June 30, 2000                               $3.000                    $2.062
---------------------------- ---------------------------------- ------------------------- --------------------------

2001                         September 30, 2000                          $3.000                    $1.937
                             December 31, 2000                           $3.125                    $1.750
                             March 31, 2001                              $2.125                    $2.200
                             June 30, 2001                               $2.000                    $0.850
---------------------------- ---------------------------------- ------------------------- --------------------------

Holders

The approximate number of holders of record of our common stock as of June 30, 2001 was 385. As of that date, there were approximately 569 beneficial stockholders, including stockholders holding common stock under nominee security position listings.

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

In March 2001, our Board of Directors voted to defer, until fiscal year 2002, the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the Tektronix/Xerox litigation, which has since been settled. We anticipated significant legal expenses related to litigation with Xerox in the matter of ultraHue v. Tektronix, and we expected that the majority of these legal expenses would be substantially completed by the end of the fiscal year ended June 30, 2001. We offered preferred shareholders the option to wait for the dividends to be paid in cash in fiscal year 2002, or to receive payment in kind through a common stock issuance at $1.00 per share. The offer expired on May 15, 2001.

In September 2001, our Board of Directors voted to again offer preferred shareholders the option to receive payment in kind for the dividend periods ending March 31, 2001 and June 30, 2001, through a common stock issuance at $1.10 per share. Shareholders have until November 11, 2001 to elect to receive payment in kind. If we do not receive notice by that date, those shareholders who have elected not to receive payment in kind will receive their cash dividend for these two periods at a later date.

Transfer Agent

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

Recent Sales of Unregistered Securities

In connection with preferred stock dividends, our Board of Directors voted to defer, until fiscal year 2002, the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the Tektronix/Xerox litigation, which has since been settled. We also offered our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.00 per share, the fair market value of our common stock on that date. The offer expired on May 15, 2001. As of May 15, 2001, thirty shareholders elected to receive their dividend payment through the payment in kind, totaling $88,152 and consisting of 88,152 shares of stock for the two periods ending March 31, 2001 and June 30, 2001. On September 11, 2001, our Board of Directors voted to again offer our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.10 per share, the fair market value of our common stock on that date. As of September 17, 2001, one shareholder elected to receive their dividend payment through the payment in kind, totaling $57,500 and consisting of 52,273 shares of stock for the two periods ending March 31, 2001 and June 30, 2001.

On May 29, 2001, we issued a $105,000 six-month convertible promissory note to Hawkwood Investments Limited in a transaction deemed to be exempt under Section 4(2) of the Securities Act. The note matures on November 29, 2001 and bears simple interest at the rate of 10% per year. Hawkwood may have the option to extend the maturity date for an additional six month period. Hawkwood has the right to convert the full unpaid principal and interest into fully paid and nonassessable shares of our unregistered and restricted common stock at a conversion price of $1.00 per share. In the event of default on repayment, as penalty, the simple interest rate shall be increased to a rate of 15% per year commencing from the date of default. We made a determination that Hawkwood was an accredited investor and sophisticated person with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

On May 31, 2001, we issued warrants to purchase up to 200,000 shares of our common stock at $1.00 per share to Consonant Services Group in consideration for consulting services in a transaction deemed to be exempt under Section 4(2) of the Securities Act. The warrants, which were valued at $25,000, based on the value of consulting services received, expire on May 31, 2006. Consonant Services Group is a joint venture consisting of Stephen Yannalfo, Harold Kugelman, Neil Hanley, Leon Steinberg, Andrew Lesnak, David E. D’anna, Mitchell K. Baker and Paul C. Baker. We made a determination that Consonant Services Group was an accredited investor and sophisticated person with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Forward-looking” Information

This report on Form 10-KSB contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations and beliefs, including, but not limited to statements concerning Cadapult’s expected growth. The words “believe,” “expect,” “anticipate,” “estimate,: “project,” and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 2001.

Results of Operations For The Year Ended June 30, 2001

Sales. Sales for the year ended June 30, 2001 compared to the year period ended June 30, 2000 decreased approximately 7% to $12,523,401 from $13,489,839. Media Sciences sales increased approximately 92% to $5,145,964 from $2,678,980. While Media Sciences’ sales increased due to a full year of sales versus six months of sales for the year ended June 30, 2000, and to increased distribution of our products, the sales decreased overall due to the continued transition from our legacy reseller business to that of the higher margin Media Sciences supply business.

Cost of Sales. Cost of sales for the year ended June 30, 2001 were $7,135,266 or approximately 57% of sales, as compared to $8,522,972 or approximately 63% for the year period ended June 30, 2000. Cost of sales for Media Sciences increased to approximately 37% of sales from 27% of sales reflecting a higher percentage of toner sales versus solid ink sales. Overall, gross profit margins increased significantly in the year ended June 30, 2001 due to the transition of the business from our legacy reseller business to that of the higher margin Media Sciences supply business.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 2001 increased to $7,221,280 or 58% of sales from $3,974,762 or 29% of sales for the year ended June 30, 2000. Our selling, general and administrative expenses for the year ended June 30, 2001 increased significantly due to several significant non-reoccurring expenses including approximately $1.1 million in legal fees, associated with the now settled litigation with Tektronix and Xerox, the present value of future payments under a supplier agreement in the amount of $884,000, an accrual of warranty expenses in the amount of $400,000 and expenses associated with the move and consolidation of our facility of approximately $150,000.

Depreciation and Amortization. Depreciation and amortization expense for the year ended June 30, 2001 increased to $771,461, including $100,489 included in Cost of Sales, from $449,062 for the year ended June 30, 2000. The increase in depreciation and amortization can primarily be attributed to an additional six months of amortizing the goodwill created by the ultraHue acquisition in December of 1999.

Interest Expense. Interest expense for the year ended June 30, 2001 increased to $265,012 from $238,502 incurred for the year ended June 30, 2000.

Income Taxes. For the year ended June 30, 2001, we recorded an income tax benefit of $1,153,224 versus an income tax benefit of $144,000 for the year ended June 30, 2000. We recognized an income tax benefit because we determined that it was more likely than not that we would be able to fully utilize our deferred tax assets.

Dividends. For the year ended June 30, 2001, we paid or accrued $632,500 of stock dividends to our preferred shareholders. Our board of directors voted to defer the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the Tektronix/Xerox litigation. We also offered our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.00 per share, the fair market value of our common stock on that date. Shareholders had until May 15, 2001 to elect to receive payment in kind. As of May 15, 2001, 30 shareholders elected to receive their dividend payment through the payment in kind, totaling $88,152 and consisting of 88,152 shares of stock for the two periods ending March 31, 2001 and June 30, 2001. On September 11, 2001, our board of directors again voted to offer our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.10 per share, the fair market value of our common stock on that date. As of September 17, 2001, one shareholder elected to receive their dividend payment through the payment in kind, totaling $57,500 and consisting of 52,273 shares of stock for the two periods ending March 31, 2001 and June 30, 2001. Shareholders have until November 11, 2001 to elect to receive payment in kind. If we do not receive notice by that date, those shareholders who have elected not to receive payment in kind will receive their cash dividend for these two periods at a later date.

Net Income (Loss). For the year ended June 30, 2001, we incurred a loss applicable to common shareholders of $2,248,765 or $0.68 per share as compared to the year ended June 30, 2000 where we earned $146,769 or $0.05 basic and $0.04 diluted earnings per share. The conversion of the Series A convertible preferred stock has been excluded from the computation of diluted earnings per share for the year ended June 30, 2000, as the conversion would be anti-dilutive after adding back preferred stock dividends to net income.

Results of Operations For The Year Ended June 30, 2000

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

Income Taxes. For the year ended June 30, 2000, we recorded an income tax benefit of $144,000. We incurred a Federal and State income tax expense of $73,000, offset by the elimination of the valuation allowance totaling $217,000 that had been recognized at June 30, 1999. For the year ended June 30, 1999, we recorded no tax income tax benefit or expense due to a tax benefit of $217,000 resulting from a net operating loss carryforwards offset by a valuation allowance of $217,000.

Dividends. For the year ended June 30, 2000, we paid $301,772 of stock dividends to our preferred shareholders of record as of June 30, 2000.

Net Income (Loss). For the year ended June 30, 2000, we earned $146,769 or $0.05 basic and $0.04 diluted earnings per share, applicable to common shareholders as compared to a net loss of $444,374 or $0.16 per share for the year ended June 30, 1999. At June 30, 2000, there were 3,176,090 basic weighted average shares outstanding and 3,508,134 diluted weighted average shares outstanding. The conversion of the Series A convertible preferred stock has been excluded from the computation of diluted earnings per share for the year ended June 30, 2000, as the conversion would be anti-dilutive after adding back preferred stock dividends to net income.

Liquidity and Capital Resources

We experienced negative cash flow of $736,698 for the year ended June 30, 2001. Cash used in operations resulted in positive cash flows of $157,519 primarily due to the loss of $1,616,265 and non-cash income tax benefits and reduction in deferred revenue of $1,167,000 and $188,600 respectively, offset by non-cash charges for depreciation and amortization of $771,461, a reduction in accounts receivable of $380,197, an increase in dividends payable of $170,598, an increase in accounts payable of $316,137, an increase in other accrued expenses of $350,198 and the accrual of supplier expense in the amount of $884,000.

For the year ended June 30, 2001, the cash we used in investing activities was primarily for the purchase of tools and molds and for leasehold improvements associated with our new facility.

For the year ended June 30, 2001, we generating cash from financing activities in the amount of $113,726 primarily due to proceeds of debt of approximately $1,400,000 offset by debt repayments of approximately $800,000 and payments of preferred stock dividends of approximately $500,000.

We experienced positive cash flow of $835,685 for the year ended June 30, 2000. Cash used in operations resulted in positive cash flow of $580,844, primarily due to a profit of $448,541, non cash charges for depreciation, amortization and issuance of our securities for services of $520,062, a decrease in inventory of $211,024, a decrease in accounts receivable of $160,641, an increase in deferred revenue of $172,344 and an increase in accrued expenses and other current liabilities of $172,344 offset by the non-cash income tax benefit of $181,000, a decrease in accounts payable $736,626 and an increase in pre-paid expenses and security deposits of $183,708.

For the year ended June 30, 2000, the cash we used in investing activities included the purchase of equipment, two URLs and the net assets of ultraHue for a total of $2,892,714.

We generated cash from the sale of our common and preferred stock of $4,715,520 for the year ended June 30, 2000. With these proceeds, we executed the ultraHue acquisition and repaid $738,888 in bank debt.

We have an agreement with a lender under which we can borrow up to $4,000,000 under a revolving line-of-credit, subject to availability of collateral. Under the line-of-credit, the available credit is 50% of eligible inventory, which available credit cannot exceed $1,000,000 plus 85% of eligible receivables. Borrowings bear interest at 0.5% over the lender’s base rate, are payable on demand and are collateralized by all of our assets. As of June 30, 2001, we had used $1,703,741 of this line. As of June 30, 2000, we had used $1,025,683 of this line.

On June 5, 2001, we issued a $400,000 promissory note. The note matures on June 5, 2003 and bears simple interest at the rate of 12% per year. The note is secured by a security agreement which is subordinate to our line of credit and which covers all corporate assets. In the event of default on repayment, as penalty, the simple interest rate shall be increased to a rate of 20% per year commencing from the date of default.

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

Capital Expenditures

We plan to acquire at least $1,000,000 of color printers for our No-Cap Color printer program. Further, we anticipate committing to additional color toner development and tooling programs. Costs of these programs during the next twelve months are estimated to be up to $750,000.

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

Financial Report - June 30, 2001

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Cadapult Graphic Systems, Inc.

We have audited the accompanying consolidated balance sheets of Cadapult Graphic Systems, Inc. and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadapult Graphic Systems, Inc. and subsidiary at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ WISS & COMPANY, LLP WISS & COMPANY, LLP

Livingston, New Jersey
August 6, 2001

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                        ------------------------
                                                           2001          2000
                                                        -----------   ----------

                                     ASSETS

CURRENT ASSETS:
  Cash and equivalents                                   $  132,144   $  868,842
  Accounts receivable, less allowance for doubtful
   accounts of $35,000                                    1,805,272    2,190,903
  Inventories                                             1,214,358    1,262,219
  Deferred income taxes                                     982,000      181,000
  Prepaid expenses and other current assets                  83,586       66,901
                                                        -----------   ----------
     Total Current Assets                                 4,217,360    4,569,865
                                                        -----------   ----------

PROPERTY AND EQUIPMENT, NET                               1,870,227      761,133
                                                        -----------   ----------

OTHER ASSETS:
  Goodwill and other intangible assets, net               4,328,517    4,408,815
  Deferred income taxes                                     366,000           --
  Other assets                                               65,258      134,952
                                                        -----------   ----------
                                                          4,759,775    4,543,767
                                                        -----------   ----------
                                                        $10,847,362   $9,874,765
                                                        ===========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                                       $ 2,732,582   $2,255,128
  Accounts payable                                        1,391,965    1,075,828
  Accrued expenses and other current liabilities            241,194      290,996
  Accrued product warranty                                  400,000           --
  Dividends payable                                         170,598           --
  Accrued expense - supplier                                225,000           --
  Deferred revenues                                         277,833      360,853
                                                        -----------   ----------
     Total Current Liabilities                            5,439,172    3,982,805
                                                        -----------   ----------

OTHER LIABILITIES:
  Long-term debt, less current maturities                   782,271           --
  Accrued expense - supplier                                659,000           --
                                                        -----------   ----------
                                                          1,441,271           --
                                                        -----------   ----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value,
   Authorized 20,000,000 shares;
   issued and outstanding 3,477,805
   shares in 2001 and 3,228,451 in 2000                       3,478        3,228
  Series A Convertible Preferred stock,
   $.001 par value, Authorized 1,000,000
   shares; issued and outstanding 547,500 shares
   in 2001 and 550,000 in 2000                                  547          550
  Additional paid-in capital                              5,599,991    5,888,182
  Cost of 10,564 shares of common stock in treasury         (20,832)          --
  Retained earnings (deficit)                            (1,616,265)          --
                                                        -----------   ----------
     Total Shareholders' Equity                           3,966,919    5,891,960
                                                        -----------   ----------
                                                        $10,847,362   $9,874,765
                                                        ===========   ==========

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended June 30,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------

NET SALES                                          $ 12,523,041    $ 13,489,839
                                                   ------------    ------------
COSTS AND EXPENSES:
  Cost of sales (includes depreciation
    of $100,489 in 2001)                              7,135,266       8,522,972
  Selling, general and administrative expenses        7,221,280       3,974,762
  Depreciation and amortization                         670,972         449,062
                                                   ------------    ------------
                                                     15,027,518      12,946,796
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                        (2,504,477)        543,043

INTEREST EXPENSE, NET                                   265,012         238,502
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES (CREDITS)          (2,769,489)        304,541

INCOME TAX CREDIT                                    (1,153,224)       (144,000)
                                                   ------------    ------------

NET INCOME (LOSS)                                  $ (1,616,265)   $    448,541
                                                   ============    ============

PREFERRED STOCK DIVIDENDS                          $    632,500    $    301,772
                                                   ============    ============

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS    $ (2,248,765)   $    146,769
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                               3,297,575       3,176,090
                                                   ============    ============
  Diluted                                                    --       3,508,134
                                                   ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                            $      (0.68)   $        .05
                                                   ============    ============
  Diluted                                          $         --    $        .04
                                                   ============    ============

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

                                       Common Stock      Preferred Stock               Additional    Retained        Total
                                    ------------------   ----------------   Treasury    Paid-in      Earnings     Shareholders'
                                     Shares     Amount   Shares    Amount    Stock      Capital      (Deficit)       Equity
                                    ---------   ------   -------   ------   --------   ----------   -----------   -------------

BALANCES, JUNE 30, 1999             3,058,308   $3,058        --   $   --   $     --   $1,171,782   $  (297,774)  $     877,066

YEAR ENDED JUNE 30, 2000:
  Sale of common stock through
    private placement, net             60,000       60        --       --         --      119,640            --         119,700
  Sale of preferred stock
    through private placement, net -        --      --   550,000      550         --    4,565,999            --       4,566,549
  Issuance of common stock for
    services                           35,435       35        --       --         --       70,965            --          71,000
  Issuance of stock for
    acquisition contingency            34,818       35        --       --         --       81,570            --          81,605
  Issuance of stock for
    purchase price adjustment          16,473       17        --       --         --          (17)           --              --
  Exercise of employee stock
    options                            23,417       23        --       --         --       29,248            --          29,271
  Preferred stock dividend,
    11.5%                                  --       --        --       --         --     (151,005)     (150,767)       (301,772)
  Net income                               --       --        --       --         --           --       448,541         448,541
                                    ---------   ------   -------   ------   --------   ----------   -----------   -------------
BALANCES, JUNE 30, 2000             3,228,451    3,228   550,000      550         --    5,888,182            --       5,891,960

YEAR ENDED JUNE 30, 2001:
  Issuance of stock for
    acquisition contingencies          88,737       89        --      --         --       156,690            --         156,779
  Exercise of employee stock
    options                            12,500       12        --      --    (20,832)       17,113            --          (3,707)
  Issuance of stock for
    dividend payment                  140,425      141        --      --         --       145,511            --         145,652
  Conversion of preferred
    stock to common stock               7,692        8    (2,500)     (3)        --            (5)           --              --
  Issuance of common stock for
    services                               --       --        --      --         --        25,000            --          25,000
  Preferred stock dividend, 11.5%          --       --        --      --         --      (632,500)           --        (632,500)
  Net loss                                 --       --        --      --         --            --    (1,616,265)     (1,616,265)
                                    ---------   ------   -------   ------   --------   ----------   -----------   -------------
BALANCES, JUNE 30, 2001             3,477,805   $3,478   547,500    $547    $(20,832)  $5,599,991   $(1,616,265)  $   3,966,919
                                    =========   ======   =======    ====    ========   ==========   ===========   =============

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year Ended June 30,
                                                        --------------------------
                                                           2001           2000
                                                        -----------    -----------

  Net income (loss)                                     $(1,616,265)   $   448,541
  Adjustments to reconcile net income (loss) to
   net cash flows from operating activities:
   Depreciation and amortization                            771,461        449,062
   Deferred income taxes                                 (1,167,000)      (181,000)
   Issuance of common stock and warrants for services        25,000         71,000
   Provision for bad debts                                    5,434         10,298
   Loss on sale of fixed asset                               28,812             --
   Changes in operating assets and liabilities:
     Accounts receivable                                    380,197        160,641
     Inventories                                             47,861        211,024
     Prepaid expenses and other current assets               88,895        (95,010)
     Other assets                                            60,791        (88,698)
     Dividends payable                                      170,598             --
     Accounts payable                                       316,137       (736,626)
     Accrued expenses and other current liabilities         350,198        159,268
     Accrued expense - supplier                             884,000             --
     Deferred revenues                                     (188,600)       172,344
                                                        -----------    -----------
        Net cash flows from operating activities            157,519        580,844
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (877,173)      (144,631)
  Purchase of intangible assets                            (139,673)      (267,401)
  Cost of net assets of acquired businesses                      --     (2,502,493)
  Deferred acquisition costs                                  8,903         21,811
                                                        -----------    -----------
        Net cash flows from investing activities         (1,007,943)    (2,892,714)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable to bank, net                                 678,058       (651,341)
  Payments on long-term debt                                361,223        (87,547)
  Note payable - purchase of business                      (760,000)            --
  Advances from officer                                     325,000             --
  Note payable to affiliate                                      --        (20,832)
  Due to seller                                                  --       (506,473)
  Preferred stock dividends                                (486,848)      (301,772)
  Purchase of treasury stock                                 (5,582)            --
  Sale of common stock                                        1,875        148,971
  Sale of preferred stock                                        --      4,566,549
                                                        -----------    -----------
        Net cash flows from financing activities            113,726      3,147,555
                                                        -----------    -----------

NET CHANGE IN CASH AND EQUIVALENTS                         (736,698)       835,685

CASH AND EQUIVALENTS, BEGINNING OF YEAR                     868,842         33,157
                                                        -----------    -----------

CASH AND EQUIVALENTS, END OF YEAR                       $   132,144    $   868,842
                                                        ===========    ===========

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

                                                           Year Ended June 30,
                                                        --------------------------
                                                           2001           2000
                                                        -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                         $   239,925    $   174,982
                                                        ===========    ===========

  Income taxes paid                                     $    39,913    $        --
                                                        ===========    ===========

  Inventories transferred to equipment                  $        --    $   174,907
                                                        ===========    ===========

  Issuance of common stock upon satisfaction
  of acquisition contingency                            $   156,779    $    81,605
                                                        ===========    ===========

  Issuance of common stock as dividend payment          $   145,652    $        --
                                                        ===========    ===========

  Purchase of treasury stock                            $    15,250    $        --
                                                        ===========    ===========

Non cash investing activities:
  Acquisition of business:
   Fair value of assets acquired                        $        --    $ 4,168,966
   Due to seller                                                 --       (506,473)
   Note payable to seller                                        --     (1,160,000)
                                                        -----------    -----------
     Net cash payment                                   $        --    $ 2,502,493
                                                        ===========    ===========

  Acquisition of equipment by capital leases            $   655,444    $        --
                                                        ===========    ===========

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    -   NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of the Business - Cadapult Graphic Systems, Inc. and subsidiary, collectively referred to as the “Company”, manufacture and distribute supplies, including solid ink sticks and toner cartridges, for color workgroup printers. The Company’s Media Sciences subsidiary sells these supplies internationally through a network of dealers, distributors and OEMs. The Company also sells directly to end users through programs designed to foster the supplies business. The Company has its corporate headquarters in New Jersey and has offices in Redmond, Washington.

        Principles of Consolidation - The consolidated financial statements include the accounts of Cadapult and its wholly-owned subsidiary Media Sciences, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

        Estimates and Uncertainties - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

        Revenue Recognition – Revenue is recognized at the point of shipment for goods sold, and ratably through the duration of service contracts. Deferred revenue consists principally of billings on service contracts prior to rendering related services.

        Revenue Cash Equivalents – Cash equivalents include all highly liquid short term investments purchased with original maturities of three months or less.

        Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of cash and unsecured trade receivables. The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At June 30, 2001, the Company has uninsured balances totaling approximately $120,000.

         Concentrations of credit risk with respect to all trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral. Management feels that credit risk beyond the established allowance at June 30, 2001 is limited.

         Inventories – Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (specific identification method) or market.

        Property and Equipment – Property and equipment are stated at cost. The Company provides for depreciation using straight-line and accelerated methods by charges to income at rates based upon the recovery periods of 3 to 7 years for furniture and equipment and over the useful lives or the lease term, if shorter, for leasehold improvements.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Goodwill and Other Intangible Assets – Goodwill and other intangible assets are stated at cost and are amortized on a straight-line basis over periods ranging from one to fifteen years.

        The carrying value of intangible assets is periodically reviewed by the Company based on expected future undiscounted operating cash flows. Based upon its most recent analysis, the Company believes that no material impairment exists at June 30, 2001.

        Advertising Expense – Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2001 and 2000 amounted to approximately $242,118 and $93,542, respectively.

         Income Taxes – Deferred income taxes reflect the net tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.

        Employee Benefit Plan – The Company has a 401(k) savings/retirement plan for all of its eligible employees. The plan allows for employee contributions to be matched by the Company. Contributions made by the Company for the years ended June 30, 2001 and 2000 were $19,000, and $14,889, respectively.

        Deferred Acquisition Costs – Acquisition costs have been deferred, pending the outcome of negotiations. If the acquisition is completed, these costs will be capitalized; otherwise they will be charged to expense.

        Earnings (Loss) Per Share – Basic earnings (loss) per share is based upon net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding adjusted for the incremental shares attributable to outstanding options, dilutive securities, warrants and other potentially dilutive securities.

        Stock Options– The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation expense was recognized in 2001 and 2000 for stock option grants.

        Had compensation cost been based upon fair value of the option on the date of grants, as prescribed by SFAS No. 123, the Company’s proforma net loss and net loss per share would have been $(2,750,000) and $(.83) in 2001 and $(242,000) and $(.08) in 2000, using the Black-Scholes option pricing model.

        The fair value of options granted in 2001 and 2000 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company’s Common Stock of 180% in 2001 and 198% in 2000 and a weighted-average expected life of the options of five years.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees stock options.

        Recently Issued Accounting Pronouncements – In June 2001, the FASB issued SFAS No. 141,“Business Combinations”, which supercedes APB Opinion No. 16, “Business Combinations”, and FASB Statement No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. The scope of this Statement requires all business combinations to be accounted for using one method – the purchase method, and applies to all business combinations initiated after June 30, 2001. This Statement will be adopted by the Company for all combinations entered into after June 30, 2001, and is not expected to have an impact of the Company’s financial statements.

        In June 2001, the FASB issued SFAS No. 142, “Goodwill and other Intangible Assets”, which supercedes APB No. 17, “Intangible Assets”. This Statement addresses how acquired intangible assets shall be accounted for in financial statements upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement is required to be adopted in the first interim financial statement starting with fiscal years beginning after December 15, 2001. The Company expects to adopt this Statement in the first interim financial statement for the year ending June 30, 2002. The Company is currently assessing the effect the adoption of this Statement will have on its financial statements.

NOTE 2  – PURCHASE OF BUSINESSES:

        On January 7, 1999, the Company issued 185,700 shares of its unregistered and restricted common stock in exchange for certain assets and the assumption of certain liabilities of Tartan Technical, Inc. (“Tartan”) a Massachusetts corporation. The assets purchased included accounts receivable, inventories, property and equipment and the liabilities assumed included notes payable and accounts payable. The excess of the purchase price and related costs over the fair value of the net liabilities assumed ($321,789) was allocated to goodwill. As of June 30, 1999, 92,850 of the shares were held in escrow pursuant to the resolution of a contingency based on Tartan achieving certain gross profit levels over the next two years. During the year ended June 30, 2000, Tartan earned 34,818 shares (valued at $81,605) and forfeited 11,607 shares. During the year ended June 30, 2001, Tartan earned 34,868 shares (valued at $69,737) and forfeited the remaining 11,557 shares.

        Effective June 18, 1999, the Company acquired for $242,200 in cash and the issuance of 172,380 shares of its unregistered and restricted common stock, certain assets and assumed certain liabilities of WEB Associates, Inc. (“WEB”) a Pennsylvania corporation. The assets purchased included accounts receivable, inventories, property and equipment and a covenant not-to-compete and the liabilities included accounts payable. The excess of the purchase price and related costs over the fair value of net assets ($89,996) was allocated to goodwill. As of June 30, 1999, 86,190 of the shares were held in escrow pursuant to the resolution of a contingency based on WEB achieving certain gross profit levels. As of June 30, 2001, WEB earned 53,869 shares (valued at $87,042) and forfeited the remaining 32,321 shares.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        On December 13, 1999, Media Sciences, Inc. (“Media”) completed the acquisition of substantially all of the assets of ultraHue, Inc. for $2,340,000 in cash, and a note payable for $1,160,000 bearing interest at 7% per annum, due on December 13, 2000 (Note 6). Media also agreed to acquire accounts receivable and inventories, and assume accounts payable and reimburse ultraHue, as those receivables are collected and inventory sold. In addition, the Asset Purchase Agreement provides for an additional purchase price of 10-30% of Media Sciences’ profits (as defined) for three years.

        The following unaudited pro forma consolidated results of operations for the years ended June 30, 2001 and 2000, assume the ultraHue acquisition had occurred on July 1, 1999, giving effect to purchase accounting adjustments and financing. The pro forma results have been prepared for informational purposes only and do not reflect any benefit from economies, which might be achieved from combined operations. The pro forma results do not represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                                 Year Ended June 30,
                                                            -----------------------------
                                                               2001              2000
                                                            -----------       -----------

    Net sales                                               $12,523,041       $14,752,396
                                                            ===========       ===========

    Net income (loss) applicable to common shareholders     $(2,248,765)      $    58,269
                                                            ===========       ===========

    Basic and diluted income (loss) per share                     $.(68)            $(.02)
                                                                  =====             =====

NOTE 3  – INVENTORIES:

        Inventories are summarized as follows:

                                                                       June 30,
                                                            -----------------------------
                                                               2001              2000
                                                            -----------       -----------

    Raw materials                                           $   165,673       $    35,811
    Finished goods                                            1,048,685         1,226,408
                                                            -----------       -----------

                                                            $ 1,214,358       $ 1,262,219
                                                            ===========       ===========

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4  – PROPERTY AND EQUIPMENT:

        Property and equipment are summarized as follows:

                                                                       June 30,
                                                            -----------------------------
                                                               2001              2000
                                                            -----------       -----------
         Equipment                                          $ 1,393,584       $ 1,311,404
         Equipment at customers                                 655,444                --
         Furniture and fixtures                                 306,044           205,646
         Automobiles                                             91,415            60,980
         Leasehold improvements                                 240,093            98,568
         Tooling and molds                                      442,691                --
                                                            -----------       -----------
                                                              3,129,271         1,676,598
         Less: Accumulated depreciation and amortization      1,259,044           915,465
                                                            -----------       -----------

                                                            $ 1,870,227       $   761,133
                                                            ===========       ===========

NOTE 5  – GOODWILL AND OTHER INTANGIBLE ASSETS:

        Goodwill and other intangible assets are summarized as follows:

                                                   Life                    June 30,
                                                                 -----------------------------
                                                  (Years)           2001               2000
                                                  -------        ----------         ----------
         Goodwill                                   15           $4,863,973         $4,567,521
         Other                                      1-5             165,880            165,880
                                                                 ----------         ----------
                                                                  5,029,853          4,733,401
         Less: Accumulated amortization                             701,336            324,586
                                                                 ----------         ----------

                                                                 $4,328,517         $4,408,815
                                                                 ==========         ==========

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6  – DEBT:

        The Company's borrowings consisted of the following:

                                                                           June 30,
                                                                  ---------------------------
                                                                    2001              2000
                                                                  ----------       ----------
         Short-term debt:
           Revolving line-of-credit with bank                     $1,703,741       $1,025,683
           Note payable relating to acquisition of ultraHue          400,000        1,160,000
           Note payable to officer                                   325,000               --
           Convertible note payable                                  105,000               --
           Current maturities of long-term debt                      198,841           69,445
                                                                  ----------       ----------

                                                                  $2,732,582       $2,255,128
                                                                  ==========       ==========

         Long-term debt:
           Long-term debt, less current maturities                $  382,271       $       --
           Note payable                                              400,000               --
                                                                 -----------       ----------

                                                                 $   782,271       $
                                                                 ===========       ==========

        The Company has an agreement with a bank under which it can borrow up to $4,000,000 under a revolving line-of-credit, subject to availability of collateral. Borrowings bear interest at .50% over the bank’s base rate, are payable on demand and are collateralized by all assets of the Company.

        Note payable relating to acquisition of ultraHue, Inc. consists of the remaining $400,000 balance due under a $1,160,000 note payable to ultraHue, Inc. which matured on December 13, 2000. The Company entered into a new note with ultraHue, Inc. which bears interest at a rate of 13% per annum and is due on demand.

        The $325,000 note payable to officer bears interest at 10% per annum and is due on demand.

        The $105,000 convertible note payable bears interest at 10% per annum, is convertible into the Company’s common stock at $1.00 per share, and is due in November 2001.

        Long-term debt consists primarily of various capital leases, totalling $561,622. The capital leases bear interest at between 10% and 14% per annum and mature through June 30, 2005 (Note 9). The Company has a $400,000 note payable to an investor which bears interest at 12% per annum and is payable in quarterly installments of interest only through June 2003.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Long-term debt at June 30, 2001 matures as follows:

                     Year Ending June 30,
                     --------------------

                               2002                                $198,841
                               2003                                 623,918
                               2004                                 136,556
                               2005                                  21,797
                                                                   --------

                                                                   $981,112
                                                                   ========

NOTE 7  – INCOME TAXES:

        The components of the income tax credit are summarized as follows:

                                                                   Year Ended June 30,
                                                               ---------------------------
                                                                  2001            2000
                                                               -----------     -----------

             Current:
               Federal                                         $        --     $        --
               State                                                13,776          37,000
                                                               -----------     -----------
             Total Current                                          13,776          37,000
                                                               -----------     -----------

             Deferred:
               Federal                                            (922,000)        (94,000)
               State                                              (245,000)        (87,000)
                                                               -----------     -----------
             Total Current                                      (1,167,000)       (181,000)
                                                               -----------     -----------

             Income Tax Expense (Credit)                       $(1,153,224)    $  (144,000)
                                                               ===========     ===========

        The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The Company is required to recognize a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise a valuation allowance is applied. At June 30, 2001, the Company believes that the “more likely than not” criteria have been met, and accordingly, the Company has recorded a deferred tax asset to recognize a future tax benefit. The valuation allowance totaling $217,000 that had been recognized at June 30, 1999, was removed during the year ended June 30, 2000.

        The Company has available federal net operating loss carryforwards of approximately $1,800,000 which expire through 2020.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        A reconciliation of income tax expense (benefit) provided at the federal statutory rate (34%) to income tax expense (benefit) is as follows:

                                                                             Year Ended June 30,
                                                                         --------------------------
                                                                             2001            2000
                                                                         -------------    ---------

         Income tax expense (benefit) computed at federal statutory
           rate                                                            $(941,626)     $ 103,544
         State income taxes (net of federal benefit)                        (153,324)       (36,197)
         Other                                                               (58,274)         5,653
         Change in valuation allowance                                            --       (217,000)
                                                                         -----------      ---------

                                                                         $(1,153,224)     $(144,000)
                                                                         ===========      =========

        Significant components of the Company’s deferred tax assets are as follows:

                                                                                    June 30,
                                                                         --------------------------
                                                                             2001            2000
                                                                         -----------      ---------

           Net operating loss carryforwards                              $   803,000      $ 160,000
           Accruals and reserves                                             545,000         21,000
                                                                         -----------      ---------
                                                                           1,348,000        181,000
              Less: valuation allowance                                           --             --
                                                                         -----------      ---------

                  Total deferred tax assets                              $ 1,348,000      $ 181,000
                                                                         ===========      =========

NOTE 8  – SHAREHOLDERS’ EQUITY:

         a)     Stock Compensation Plan:

The Company has an incentive stock option (the “1998 Plan”), pursuant to which 500,000 shares of common stock have been reserved. The stock options (which may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) entitle the holder to purchase shares of the Company’s common stock for up to ten years from the date of grant (five years for persons owning more than 10 percent of the total combined voting power of the Company) at a price not less than the fair market value (110% of fair market value for persons owning more than 10% of the combined voting power of the Company) of the common stock on the date of grant. In general, any employee, director, officer or exclusive agent of, advisor or consultant to, the Company or a related entity is eligible to participate in the Plan. The stock options are nontransferable, except upon death.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Share option activity for the Plan since July 1, 1999, follows:

                                                                        Weighted
                                                                         Average
                                                    Outstanding      Exercise Price
                                                    -----------      --------------

             Balance at July 1, 1999                  317,893            $1.95

             Year ended June 30, 2000:
                 Granted                               67,452             2.59
                 Exercised                            (23,417)            1.25
                 Cancelled                            (81,000)            2.36
                                                    ---------            -----

             Balance at June 30, 2000                 280,928             2.04

             Year ended June 30, 2001:
                 Granted                               64,502             2.17
                                                                          ----
                 Exercised                            (12,500)            1.37
                 Cancelled                            (57,204)            2.38
                                                     --------            -----

             Balance at June 30, 2001                 275,726            $2.03
                                                     ========            =====

         The following table summarizes information about outstanding and exercisable options at June 30, 2001:

                 Options Outstanding                                                          Options Exercisable
  ---------------------------------------------------------------------------         --------------------------------
                                                                   Weighted
                                                                   Average
                                               Weighted            Remaining                              Weighted
  Range of                Number                Average           Contractual           Number          Average
  Exercise Prices         Outstanding       Exercise Price        Life-Years          Exercisable       Exercise Price
  ---------------         -----------       --------------        -----------         -----------       --------------
  $0.00 to $2.00              159,076           $1.55                7.59               131,076             $1.50

  $2.01 to $3.00               75,450            2.37                9.50                49,450              2.29

  $3.01 to $4.00               41,200            3.28                8.24                41,200              3.28
                               ------            ----                ----               -------             -----

                              275,726           $2.03                6.93               221,726             $2.01
                              =======           =====                ====               =======             =====
During the year ended June 30, 1999, the Company granted its President five-year stock options to purchase up to 500,000 shares which vest upon the Company attaining certain specified milestones and are exercisable at $1.375 per share and expire in June 2003. A total of 250,000 options are vested at June 30, 2001.

The Company granted two employees five-year stock options to purchase up to 100,000 shares each which vest upon the Company attaining certain specified milestones and are exercisable at $1.25 per share and expire in March 2005. A total of 100,000 options are vested at June 30, 2001.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1999, the Company granted two employees five year stock options to purchase up to 50,000 shares each which vest ratably over three years, are exercisable at $3.00 per share and expire in December 2004. A total of 33,333 options are vested at June 30, 2001.

During the year ended June 30, 2001 the Company granted an employee a five year stock option to purchase up to 100,000 shares of which 50,000 vested immediately. The remaining shares vest upon the Company attaining certain specified milestones. The options are exercisable at $1.25 per share and expire in July 2005.

         b)     Common Stock:

In September 1999, the Company sold 60,000 shares of its common stock for $2.00 per share for net proceeds of $119,700.

During the year ended June 30, 2000, the Company issued 35,435 shares of its common stock for services valued at $71,000.

During the year ended June 30, 2001, the Company issued 140,425 shares of its common stock valued at $145,652 in lieu of cash payments for dividends on its Series A Preferred Stock.

         c)     Warrants:

In August 1998 and February 1999, the Company issued 105,000 warrants to purchase its common stock at between $4.00-$5.00 per share in exchange for legal services which were subsequently capitalized. The warrants, which had a value of $20,510, using the Black-Scholes pricing model, expire through February 15, 2004.

In October 1999, the Company issued 30,000 warrants to purchase its common stock at between $3.00 - $4.00 per share in exchange for investor relation services which were subsequently capitalized. The warrants, which were valued at approximately $100,000 using the Black-Scholes pricing model, were recognized as a cost of issuance of the Series A Preferred shares and expire on September 29, 2004.

In June 2001, the Company issued 200,000 warrants to purchase its common stock at $1.00 per share in consideration for consulting services. The warrants, which were valued at $25,000, based on the value of consulting services received, expire on May 31, 2006.

         d)     Amendments to Certificate of Incorporation:

In August 1999, the Company’s Board of Directors amended its Certificate of Incorporation reducing the number of authorized shares of $.001 par value common stock to twenty million shares and authorized five million shares of $.001 par value preferred stock.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         e)     Preferred Stock:

The Company’s Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock. The Board of Directors is authorized to issue shares of Preferred Stock from time to time in one or more series and to establish and designate any such series and to fix the number of shares and the relative conversion rights, voting rights, terms of redemption and liquidation. In December 1999, the Board authorized the issuance of up to 1,000,000 shares of Series A Preferred Stock.

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

In connection with the private placement, the placement agent received a commission and non accountable expense allowance equal to 13% of the proceeds of the offering, five year warrants to purchase up to 236,500 shares of the Company’s common stock at $1.65 per share and up to 590,000 shares of the Company’s common stock at $3.75 per share. The value of the warrants was recognized as a cost of issuance of the Series A shares.

During the year ended June 30, 2001, holders of 2,500 shares of Series A Preferred Stock converted the Series A Preferred Stock into 7,692 shares of the Company’s common stock.

         f)     Treasury Stock:

During the year ended June 30, 2001, the Company purchased 10,564 shares of its common stock, valued at $20,832, in connection with the cashless exercise of employee stock options.

NOTE 9  – COMMITMENTS AND CONTINGENCIES:

        Leases – The Company leases its premises under lease agreements which expire through 2011 and an automobile and equipment under operating leases that expire through 2003. As of June 30, 2001, the Company’s property under capital leases, which is included in property and equipment, has a cost of $655,444 and accumulated depreciation of $64,913 and consists primarily of printers placed at customer locations.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Future minimum lease payments are as follows:

                                                                           Capital Leases
                                                                             Included
                                                                            in Property          Operating
                 Year Ending June 30,                                      and Equipment          Leases
                 --------------------                                      -------------        -----------

                      2002                                                  $   251,320         $   543,944
                      2003                                                      251,320             490,848
                      2004                                                      139,000             360,510
                      2005                                                       21,352             252,712
                      2006                                                           --             252,712
                      2007 and thereafter                                            --           1,127,421
                                                                            -----------         -----------

         Total future minimum lease payments                                    662,992         $ 3,028,147
                                                                                                ===========
         Less: Amount representing interest                                     101,370
                                                                            -----------
         Present value of minimum lease payments (Note 6)                       561,622
         Less:  Current maturities                                              193,170
                                                                            -----------
         Non-current                                                        $   368,452
                                                                            ===========

        Rent expense amounted to $232,296 and $216,764 for the years ended June 30, 2001 and 2000, respectively.

        Employment Agreements – On May 1, 1998, the Company entered into a five-year employment agreement with its President for a base salary of $130,000 per annum subject to certain adjustments. In 1999, the Company entered into three-year employment agreements with two employees providing for aggregate compensation of $160,000 per annum.

        Litigation – The Company is a defendant in legal proceedings arising in the ordinary course of its business activities. Although the ultimate disposition of these proceedings is not presently determinable, management does not expect the outcome to have a material adverse effect on the Company’s financial position.

NOTE 10 – SUPPLIER AGREEMENT:

        On May 4, 2001, the Company entered into an agreement with a supplier, whereby, beginning May 1, 2001, the Company is required to pay $.50 per ink stick sold, increasing to $.75 on May 1, 2002, $1.00 on May 1, 2003 and $1.50 on May 1, 2004. The present value, $884,000, of the maximum commitment under the agreement, $1,000,000, has been recorded as a liability at June 30, 2001.

CADAPULT GRAPHIC SYSTEMS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11  – EARNINGS (LOSS) PER COMMON SHARE:

        Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding as adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock , and other potentially dilutive securities.

        The following table sets forth the computation of basic and diluted earnings per common share:

                                                                                 Year Ended June 30,
                                                                           ------------------------------
                                                                               2001               2000
                                                                           ------------         ---------
             Numerator:
               Net income (loss) - basic                                   $ (2,248,765)        $ 146,769
                                                                           ============         =========

               Net income (loss) - diluted                                 $ (2,248,765)        $ 146,769
                                                                           ============         =========

             Denominator:
               Denominator for basic earnings per
                 common share:
                 Weighted average shares                                      3,297,575         3,176,090

               Effect of dilutive securities-
                 Employee stock options and warrants                                 --           332,044
                                                                           ------------         ---------

               Denominator for diluted earnings per
                  common share                                                3,297,575         3,508,134
                                                                           ============         =========

               Earnings (loss) per common share:
                 Basic                                                            $(.68)             $.05
                                                                                  =====              ====
                 Diluted                                                          $  --              $.04
                                                                                  =====              ====

        The following warrants and options to purchase common stock were excluded from the computation of diluted earnings per share for the year ended June 30, 2001 because their inclusion would be anti-dilutive and for the year ended June 30, 2000 because their exercise price was greater than the average market price of the common stock:

                                                                                 Year Ended June 30,
                                                                           ------------------------------
                                                                               2001               2000
                                                                           ------------         ---------

             Anti-dilutive warrants and options                               3,437,226         1,884,200
                                                                           ============         =========

        The conversion of the Series A convertible preferred stock has been excluded from the computation of diluted earnings per share for the years ended June 30, 2001 and 2000 as the conversion would be anti-dilutive after adding back preferred stock dividends to net income (loss).

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Management

The persons listed in the table below are our present directors and executive officers.

---------------------------------------- ----------- ---------------------------------------------------------------
Name                                     Age         Position
---------------------------------------- ----------- ---------------------------------------------------------------
Michael W. Levin                         36          Chief Executive Officer, President and Chairman of the Board
Frances Blanco                           40          Vice President Marketing and Investor Relations, Treasurer,
                                                          Secretary and Director
Duncan Huyler                            40          Vice President Technical Services
Duncan Yates                             31          Vice President Sales
Paul C. Baker                            63          Director
Edwin Ruzinsky                           67          Director
Donald Gunn                              49          Director and Vice President of Media Sciences
Henry Royer                              69          Director
Stanley Brooks                           53          Director
---------------------------------------- ----------- ---------------------------------------------------------------

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

Management Profile

Michael W. Levin, Chief Executive Officer, President and Chairman of the Board:

Michael W. Levin has served as our Chief Executive Officer, President and Chairman of the Board since June 18, 1998. Before June 1998, he had served as President, Treasurer, Secretary and Chairman of Cadapult's predecessor, Cadapult Graphic Systems Inc. ("CGSI") since 1987, when he founded CGSI while attending Lehigh University. He is responsible for a senior management team as well as merger and acquisition activity and corporate finance. He earned a Bachelor of Science degree in Mechanical Engineering from Lehigh University in 1987, graduating summa cum laude.

Frances Blanco, Vice President of Marketing and Investor Relations, Treasurer, Secretary and Director:

Frances Blanco has served as our Vice President of Marketing and Investor Relations, Treasurer, Secretary and a Director since June 18, 1998. From 1993 to June 18, 1998, she served as Vice President of Marketing and Investor Relations, Treasurer, Secretary and a director of CGSI. Blanco manages all aspects of marketing, including brand identity, demand creation and vendor relationships for us as well as investor relations. From 1984 through 1989, Blanco was a Reseller Account Manager at Lotus, where she designed and implemented marketing programs. From August 1989 through June 1993, Blanco served as a Business Development Manager at Tektronix, Inc., where she was responsible for the development of long term and strategic customers. She earned a Bachelor of Science degree in Marketing from Bentley College in 1982 and a Masters of Business Administration degree from Boston College in 1985.

Duncan Huyler, Vice President of Technical Services:

Duncan Huyler has served as our Vice President of Technical Services since June 18, 1998. From 1993 to June 18, 1998, he served as Vice President of Technical Services for CGSI. Huyler manages all the technical aspects for us, including running the business under its own P/L, developing service plans, hiring staff, developing and implementing training programs and obtaining service authorizations. From May 1983 through October 1987, Huyler served in the U.S. Army. From September 1988 through August 1993, Huyler worked for Lord & Taylor, where his positions included Senior Financial Analyst and Director of Systems. Huyler graduated from Cornell University in 1983 with a Bachelor of Science degree in Business and earned a Masters of Business Administration from the University of Louisville in 1987.

Duncan Yates, Vice President of Sales:

Duncan Yates has served as Vice President of Sales since July 15, 2000. Prior to July 15, 2000, Yates served as the Regional Sales Manager for Cadapult, which he joined in 1993. Yates manages all aspects of direct sales for Cadapult’s value added reseller business, including achieving quarterly revenue and gross profit targets, developing sales plans and strategies, hiring and training sales staff, and implementing vertical market pilot programs. Yates is a 1992 graduate of Western Maryland College with a Bachelor of Science degree in Political Science.

Paul C. Baker, Director:

Paul C. Baker has served as a Director since June 18, 1998. From 1986 to the present, he has been President of Sherwood Partners, Inc., a venture capital and management consulting company, which he founded, that focuses on developing companies with high growth potential. Prior to founding Sherwood Partners, Inc. in 1986, Baker held numerous positions during his twenty-five years of employment with American Cyanamid Co. At Cyanamid, Baker held several domestic and international management positions, including President of Domestic Operations from April 1975 through October 1979, President of Shulton Inc. from October 1977 through October 1979 and Group Vice President of Cyanamid from October 1979 through December 1984. Baker graduated from Lehigh University in 1959 with a Bachelor of Arts degree in Liberal Arts, earned a B.S.I.E. degree in Engineering from Lehigh University in 1960, and received a Masters in Business Administration from Fairleigh Dickinson University in 1963.

Edwin Ruzinsky, Director:

Edwin Ruzinsky has served as a Director since August 27, 1999. He is a Certified Public Accountant and a Certified Management Consultant. Prior to his retirement on June 1, 1996 as a Partner in Deloitte Consulting LLC, a wholly-owned subsidiary of Deloitte & Touche LLP, he served for many years as the firm’s National Director-Media Industry Services. He previously served Times Mirror Company as Vice President of Finance & Administration/Book Publishing Group and Parents’ Magazine Enterprises, Inc. as Chief Accounting Officer. Ruzinsky continues serving as a member of the Pace University/Dyson School of Liberal Arts & Sciences/Master of Science in Publishing Advisory Board. He is currently a member of the Board of Dowden Publishing Company, Inc., a provider of specialized publications and customized communication products for healthcare professionals and consumers. In addition, for the past twenty-five years, he has been a consultant to The CPA Journal, published by the New York State Society of Certified Public Accountants.

Donald Gunn, Director:

Donald Gunn has served as a Director since December 23, 1999. Since December 13, 1999, he has served as Vice President of Media Sciences. He founded ultraHue, Inc., a manufacturer of ink and toner products for computer printers in March 1996. He served as President and Chief Executive Officer of ultraHue until we acquired ultraHue on December 13, 1999. From June 1997 to November 1998, he served as the Western Sales Manager for Invention Machine Corporation, a Boston based provider of software designed to aid engineers in the development of engineering solutions. From August 1995 to May 1997, he worked as Regional Manager for the Pacific Northwest for 3D Systems, located in Valencia, California, a company that produces stereo lithography machines. From October 1987 to August 1995, he worked for the Color Printer Division of Tektronix, Inc., located in Wilsonville, Oregon, in various sales and marketing positions, including Major Account Manager and VAR Account Manager for the Western United States. From July 1986 to October 1987, he worked as a sales manager for Silma, Inc., located in Santa Clara, California, a company that produced software for industrial equipment. From January 1985 to June 1986, he was the Western Area Sales Manager for AAB Robotics, located in Fort Collins, Colorado, a company that produced equipment for the welding industry. He received a Bachelors of Science degree in Electrical Engineering from the University of Illinois in 1974.

Henry Royer, Director:

Henry Royer has served as a Director since December 23, 1999. From 1965 to 1983, Royer held several positions at First National Bank of Duluth in 1965, including Assistant Cashier, Assistant Vice President, Assistant Manager of the Commercial Loan Department and Senior Vice President in Charge of Loans, and served as Executive Vice President/Loans when he left First National Bank. He then joined The Merchants National Bank of Cedar Rapids, now named Firstar Bank Cedar Rapids, N.A., where he served as Chairman and President until August 1994. From September 1994 through December 31, 1997, he served as the President and Chief Executive Officer of River City Bank, Sacramento, California. He served as an Independent Trustee of Berthel Growth & Income Trust I from its date of inception in 1995 through February 5, 1999, when he resigned to join Berthel Fisher & Company Planning Inc., and was elected President of Berthel Trust in July 1999. He was elected President of Berthel SBIC, LLC in August 1999. He graduated in 1953 from Colorado College with a B.A. in Money and Banking.

Stanley Brooks, Director:

Stanley Brooks has served as a Director since September 7, 2000. He is the Chairman and President of Brookstreet Securities Corporation. He has served in this capacity for the past 11 years. Brookstreet is a nationally recognized full service investment banking and corporate finance firm, based in Irvine, California, with memberships in the NASD, BSE, NFA, RIBA, and SIPC. Founded in 1990, Brookstreet has in excess of 110 branch offices throughout the 50 states. Prior to his development of Brookstreet, Stanley Brooks held both Executive and Senior Vice President Positions from 1976 to 1990 with three independent regional brokerage firms.

Board Committees and Meetings

During the fiscal year that ended on June 30, 2001, the Board of Directors held four meetings. During this period, six of the directors serving on the Board at the time attended or participated in more than 75% of the aggregate of the total number of meetings of the Board of Directors.

We have an Audit Committee consisting of the following members of the Board of Directors: Paul Baker, Edwin Ruzinsky and Stanley Brooks. The function of the Audit Committee includes reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of Cadapult, reviewing with Cadapult's independent accounts the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distribution by Cadapult. The Audit Committee consists of non-employee directors whom Cadapult has determined are free of any relationship that could influence their judgement as a committee member and are not associated with a major vendor to, or a customer of, Cadapult.

We have a Compensation Committee consisting of the following member of the Board of Directors: Paul Baker, Stanley Brooks and Michael W. Levin. The function of the Compensation Committee is to make determinations concerning salaries and incentive compensation for our officers and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Cadapult’s directors and executive officers, and persons who own more than ten percent of Cadapult’s common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Cadapult’s common stock. Such persons are also required by SEC regulations to furnish Cadapult with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to Cadapult, Cadapult is not aware of any delinquencies in the filing of such reports.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information concerning the annual and long-term compensation during our last three fiscal years of our Chief Executive Officer and all of our other officers ("Named Executive Officers"). In reviewing the Summary Compensation Table below, consider that:

o	Donald Gunn became a director of Cadapult and an officer of Media Sciences on December 23, 1999. His reported fiscal year 2000 compensation covers a six-month period.
o	Duncan Yates became an officer on July 15, 2000. His reported fiscal year 2001 compensation covers the entire twelve-month period.
o	On March 3, 1999, we issued to each of Blanco and Huyler five-year stock options to purchase up to 100,000 shares of common stock, subject to vesting only after we achieve certain corporate levels of earnings: stock options to acquire 25,000 shares can be exercised following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceed each of $500,000, $1,000,000, $1,500,000 and $2,000,000. For each of Blanco and Huyler, stock options to purchase 50,000 shares vested based upon the achievements of the first two vesting criteria in the 2000 fiscal year. As of May 6, 2001, our Board of Directors approved the repricing of stock options from an exercise price of $2.00 per share to $1.25 per share. For purposes of the Summary Compensation Table, the initial grants of the stock options are reported as awarded in fiscal year 1999, and the repriced options are reported as awarded in fiscal year 2001.
o	On July 1, 2000, we issued to Duncan Yates stock options to purchase up to 100,000 shares of common stock, of which stock options to acquire 50,000 shares vested immediately and stock options to acquire an additional 50,000 shares subject to vesting only after we achieve certain corporate levels of earnings: stock options to acquire 25,000 shares can be exercised following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceed each of $1,500,000 and $2,000,000. As of May 6, 2001, our Board of Directors approved the repricing of stock options from an exercise price of $2.00 per share to $1.25 per share.
o	Our matching contributions to employees’ 401(k) plan are included in the table as all other compensation.
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
                                                                              Long Term Compensation
                                                                              ------------------------
                                                Annual Compensation                   Awards
                                        ------------------------------------- ------------------------
                                                                               Securities Underlying     All Other
Name and Principal Position               Year       Salary         Bonus        Options/SARS (#)      Compensation
--------------------------------------- --------- -------------- ------------ ------------------------ --------------

Michael W. Levin                          2001         $150,490           $0                        0         $2,490
Chief Executive Officer and President     2000         $131,717           $0                        0         $2,503
                                          1999         $130,000           $0                  500,000         $2,379

Frances Blanco                            2001          $90,000           $0                  100,000         $2,625
Vice President, Treasurer and             2000          $85,493       $9,920                        0         $2,554
Secretary                                 1999          $80,000      $10,000                  100,000         $2,021

Duncan Huyler                             2001         $105,485           $0                  100,000         $2,637
Vice President                            2000          $96,725           $0                        0         $1,765
                                          1999          $95,000      $25,000                  100,000         $4,630

Duncan Yates                              2001         $110,000      $10,000                  100,000           $938
Vice President

Donald Gunn                               2001          $80,000           $0                        0          $1681
Vice President of Media Sciences          2000          $43,333           $0                   50,001             $0
--------------------------------------- --------- -------------- ------------ ------------------------ --------------

Option/SAR Grants in Last Fiscal Year - Individual Grants

The table below sets forth information concerning stock options granted during the fiscal year ended June 30, 2001 to Named Executive Officers. The percentage of total stock options is based 164,502 stock options granted to officers, directors, and employees during the 2001 fiscal year. The table below excludes options to purchase up to 200,000 shares held by officers, which options were originally granted in fiscal year 1999 and repriced in fiscal year 2001.

---------------------------- ------------------------- -------------------------- ---------------- -----------------
                               Number of Securities        Percent of Total
                             Underlying Options/SARs    Options/SARs Granted to     Exercise of
                                   Granted (#)               Employees in           Base Price     Expiration Date
           Name                                               Fiscal Year             ($/Sh)
---------------------------- ------------------------- -------------------------- ---------------- -----------------
Michael W. Levin                        0                                                -                -
Frances Blanco                          0                                                -                -
Duncan Huyler                           0                                                -                -
Duncan Yates                         100,000                      61%                  $1.25           7-1-05
Donald Gunn                             0                                                -                -
---------------------------- ------------------------- -------------------------- ---------------- -----------------

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

There were no option exercises in the fiscal year ended December 31, 2000 by any person named in the preceding Summary Compensation Table.

The following table sets forth information concerning the value of unexercised stock options at June 30, 2001 for the Named Executive Officers. We calculated the dollar values in the table by multiplying the number of stock options by the difference between the fair market value of a share of common stock underlying an option and the exercise price of the option. The last sale price of a share of our common stock on June 29, 2001 was $2.00, as reported by the American Stock Exchange.

------------------------- ----------------- ----------- ------------------------------ -------------------------------
                                                            Number of Unexercised           Value of Unexercised
                                                            Securities Underlying        In-the-Money Options/SARs
                             Number of                      Options/SARs at FY-end                 at FY-end
                          Shares Acquired      Value    ------------------------------ -------------------------------
Name                        on Exercise      Realized     Exercisable   Unexercisable    Exercisable    Unexercisable
------------------------- ----------------- ----------- -------------- --------------- --------------- ---------------
Michael W. Levin                 0              0             301,223         250,000        $188,264        $156,250
Frances Blanco                   0              0              57,741          50,000         $43,306         $37,500
Duncan Huyler                    0              0              59,265          50,000         $44,449         $37,500
Duncan Yates                     0              0              75,430          50,000         $43,883         $37,500
Donald Gunn                      0              0              16,667          33,334              $0              $0
------------------------- ----------------- ----------- -------------- --------------- --------------- ---------------

Report on Repricing of Certain Stock Options

The Board of Directors approved, effective May 6, 2001, the repricing of certain outstanding stock options held by certain Named Executive Officers. Each of Frances Blanco, Duncan Huyler and Duncan Yates held stock options to acquire up to 100,000 shares of common stock, of which options to acquire 50,000 shares were vested and options to acquire an additional 50,000 shares have not vested as of June 30, 2001 and are subject to vesting upon Cadapult achieving certain financial criteria. For each of Frances Blanco, Duncan Huyler and Duncan Yates, the exercise price of these previously granted stock options were repriced from $2.00 per share to $1.25 per share. The price to which the options were repriced exceeded the fair market value of a share of our common stock as of the date of repricing. The closing bid price of our common stock on May 4, 2001 was $0.85 per share. The Board of Directors recognized that certain events had significantly reduced the incentive those options were intended to create. It was the expectation of the Board of Directors that, by reducing the exercise price of these options, the intended incentive would be restored in part.

Director Compensation

We have a compensation plan for our independent directors. Eligible outside directors are paid $3,000 per year, payable quarterly, for attendance at regular and special meetings and may be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and for other expenses incurred in their capacity as directors of Cadapult. Outside directors are also granted five-year stock options to purchase 10,000 shares of common stock, exercisable at the fair market value on the date of appointment to the Board, and will be granted, annually, additional stock options to purchase 5,000 shares of common stock in each July for continued service on the Board.

Employment Agreements with Named Executive Officers

Michael W. Levin

Michael W. Levin serves as our Chief Executive Officer and President pursuant to a five year employment agreement that began on May 1, 1998, as amended September 1, 1998. His current annual salary is $150,000. His salary increases annually by the cost-of-living adjustments tied to the Consumer Price Index. We may increase his salary at any time. Commencing in his third year of employment and each year thereafter, his annual salary increases, each quarter, by one percent of our earnings before interest, taxes, depreciation and amortization in the prior fiscal year. We granted him 500,000 five-year stock options to purchase 500,000 shares of common stock. These stock options vest only after we achieve certain corporate levels of earnings. The exercise price for the stock options is $1.375 per share. He may exercise 125,000 stock options following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceeds each of $500,000, $1,000,000, $1,500,000 and $2,000,000. Stock options to purchase 250,000 shares vested due to the achievement of the first two vesting criteria in the 2000 fiscal year. These stock options are cumulative and are subject to anti-dilution rights.

He also receives:

o	death benefits of $100,000,
o	a fifteen-year term life insurance policy for $1,000,000,
o	a luxury automobile, and
o	reimbursement for reasonable travel and other business related expenses.

We may also award him financial or other bonuses as determined by the Board of Directors.

If we undergo a “change of control”, we must pay him an amount equal to 290% of his salary and his incentive based stock options shall vest immediately. He has the right to terminate his employment if we undergo a change in control. As defined in his employment agreement, a change of control refers to:

o	the acquisition, other than directly from Cadapult, of 25% or more of our common stock or our voting securities by persons other than Cadapult or Levin;
o	a change in a majority of our Board of Directors of which our Board does not approve or that results from a proxy contest;
o	a reorganization, merger, consolidation or sale of substantially all of our assets after which our shareholders do not own, in the same proportion, more than 50% of the voting power, after which a majority of the board of directors changes, and after which a new shareholder beneficially owns 25% or more of the voting power; or
o	shareholder approval of our liquidation or dissolution.

Stock Option Plan

Under our incentive stock option plan for employees, which was adopted by our Board of Directors and approved by our shareholders, we reserved 500,000 shares of our common stock. An incentive stock option entitles the holder to purchase a share of our common stock at a purchase price equal to the fair market value of the common stock on the day of grant. As of June 30, 2001, we had outstanding incentive stock options to purchase approximately 275,726 shares of common stock, exercisable for five or ten years from the date of grant at prices of $1.25 to $4.00. If we undergo a “change of control”, the incentive based stock options shall vest immediately.

Employee Profit Sharing Plan

We have a tax-qualified employee paired profit sharing plan sponsored by Kemper Financial Services, Inc. This 401(k) plan covers all of our employees that have been employed for at least six months and meet other age and eligibility requirements. Under the 401(k) plan, employees may choose to reduce their current compensation by up to 15% each year and have that amount contributed to the 401(k) plan. We make matching contributions equal to 25% of the employee’s contribution. In our discretion, we may contribute unmatched contributions. The 401(k) plan qualifies under Section 401 of the Internal Revenue Code, so that we can deduct contributions by employees or by us. Employee contributions to the 401(k) plan are fully vested at all times, and our contributions, if any, vest at the rate of 25% after two years and after two years at the rate of 25% a year until fully vested.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The table below sets forth, as of June 30, 2001, the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock, except that the security ownership of management is provided in a separate table. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned.

You should consider the following factors when reviewing the table:

o	For each person listed, shares of common stock that can be acquired upon the conversion of preferred stock and the exercise of stock options or warrants within 60 days are included in the calculation of percent of class.
o	Berthel SBIC’s beneficial ownership includes shares of common stock which may be acquired upon the conversion of 100,000 series A preferred stock shares, at an assumed conversion rate of one preferred stock share into 3.077 shares of common stock, the exercise of options to acquire 15,000 shares of common stock, and the exercise of warrants to acquire 323,000 shares of common stock. The beneficial owners of Berthel SBIC are: Thomas J. Berthel, Chief Executive Officer and Chairman; Ronald O. Brendengen, Chief Financial Officer and Chief Operation Officer; Henry Royer, President; Leslie D. Smith, Secretary; and Julie K. Driscoll, Assistant Secretary.
o	David L. Rosier’s beneficial ownership includes shares of common stock which may be acquired upon the exercise of warrants to acquire 263,850 shares of common stock.
o	Charles C. and Charles F. Bearoff’s beneficial ownership includes shares of common stock which may be acquired upon the conversion of 50,000 series A preferred stock shares, at an assumed conversion rate of one preferred stock share into 3.077 shares of common stock, and the exercise of warrants to acquire 100,000 shares of common stock.
o	Brookstreet Securities Corporation’s beneficial ownership includes shares of common stock which may be acquired upon the exercise of stock options to acquire 10,000 shares and the exercise of warrants to acquire 255,900 shares. The beneficial owner of Brookstreet Securities Corporation is Stanley Brooks.
o	General Conference Corp. of Seventh-Day Adventists’ beneficial ownership includes shares of common stock which may be acquired upon the conversion of 50,000 series A preferred stock shares, at an assumed conversion rate of one preferred stock share into 3.077 shares of common stock, and the exercise of warrants to acquire 100,000 shares of common stock.
---------------------------------------------    -------------------    -----------------    --------
Name and Address                                  Amount and Nature     Acquirable Within    Percent
of Beneficial Owner                              of Beneficial Owner         60 days         of Class
---------------------------------------------    -------------------    -----------------    --------
Berthel SBIC, LLC                                                  0              645,692       15.7%
100 Second Street SE,
Cedar Rapids, Iowa 52407

David L. Rosier                                                    0              263,850        7.1%
c/o Brookstreet Securities Corporation
2361 Campus Drive #210
Irvine, CA 92612

Charles C. and Charles F. Bearoff                                  0              253,846        6.8%
P.O. Box 37
Bridgeport, PA 19405

Brookstreet Securities Corporation                                 0              265,900        7.1%
2361 Campus Drive #210
Irvine, CA 92612

General Conference Corp. of Seventh-Day Adventists            28,750              253,846        6.8%
12501 Old Columbia Pike
Silver Springs, MD 20904
---------------------------------------------    -------------------    -----------------    --------

Security Ownership of Management

The table below sets forth, as of June 30, 2001, the shares of our common stock beneficially owned by each of our officers and directors, and by all of our officers and directors as a group. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned.

You should consider the following factors when reviewing the table:
o	For each person listed, shares of common stock that can be acquired upon the exercise of stock options or warrants within 60 days are included in the calculation of percent of class.
o	Henry Royer’s reported beneficial ownership refers to the beneficial ownership of Berthel SBIC.
o	Stanley Brooks’ reported beneficial ownership refers to the beneficial ownership of Brookstreet Securities Corporation.

The address of each of the persons named in the table is Cadapult Graphic Systems, Inc., 40 Boroline Road, Allendale, New Jersey 07401, except for Henry Royer whose address is c/o Berthal SBIC, 100 Second Street SE, Cedar Rapids, Iowa 52407, and Stanley Brooks whose address is c/o Brookstreet Securities Corporation, 2361 Campus Drive #210, Irvine, CA 92612.

---------------------------------------------    -------------------    -----------------    --------
Name and Address                                  Amount and Nature     Acquirable Within    Percent
of Beneficial Owner                              of Beneficial Owner         60 days         of Class
---------------------------------------------    -------------------    -----------------    --------
Michael W. Levin                                           1,508,450             301,223        47.9%
Frances Blanco                                                40,775              57,741         2.8%
Duncan Huyler                                                 40,775              59,265         2.8%
Duncan Yates                                                  20,300              75,430         2.7%
Paul Baker                                                    67,500              63,000         3.7%
Edwin Ruzinsky                                                     0              15,000         0.4%
Donald Gunn                                                   25,000              16,667         1.2%
Henry Royer                                                        0             645,692        15.7%
Stanley Brooks                                                     0             265,900         7.1%
---------------------------------------------    -------------------    ----------------     --------
All present officers and directors as a group              1,702,800           1,499,918        64.3%
(9 persons)
---------------------------------------------    -------------------    ----------------     --------

Changes in Control

We do not have any arrangements that may result in a change in control.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a five year employment agreement that began on May 1, 1998, as amended September 1, 1998, we issued to Michael Levin under an employment agreement stock options to purchase up to 500,000 shares of common stock, subject to vesting upon us attaining certain specified corporate milestones based upon corporate earnings. The stock options are exercisable for five years from the date of grant at an exercise price of $1.375 per share. Options to purchase 250,000 shares vested due to the achievement of the first two vesting criteria in the 2000 fiscal year.

Pursuant to three year employment agreements that began on May 1, 1998 and were amended on March 5, 1999, we issued to each of Frances Blanco and Duncan Huyler stock options to purchase up to 100,000 shares of common stock, subject to vesting upon us attaining certain specified corporate milestones based upon corporate earnings. The stock options are exercisable from the date of grant for five years. The exercise prices for each was $2.00 per share at the time of grant. On May 6, 2001, we repriced the exercise prices to $1.25 per share. For each of Blanco and Huyler, options to purchase 50,000 shares vested due to the achievements of the first two vesting criteria in the year ended June 30, 2000.

On August 27, 1999, we granted Edwin Ruzinsky stock options to purchase 10,000 shares of common stock, exercisable at $2.06 per share and expiring on August 27, 2005.

On September 30, 1999, we granted Duncan Yates stock options to purchase 3,000 shares of common stock, exercisable at $2.00 per share and expiring on September 30, 2009.

On December 10, 1999, we granted Berthel SBIC stock options to purchase 10,000 shares of common stock, exercisable at $3.13 per share and expiring on December 8, 2004.

On December 13, 1999, we completed, through our subsidiary Media Sciences, the acquisition of certain assets and the assumption of certain liabilities of ultraHue, Inc., a New Mexico corporation, pursuant to an asset purchase agreement dated September 7, 1999. We acquired certain proprietary information and intellectual property rights of ultraHue and other assets used in its business operations, including its trade secrets, accounts receivable less allowances, inventory, rights to the name ultraHue, customer lists, sales, service and vendor contracts, and security deposits. We assumed certain of ultraHue’s liabilities, including its accounts payable as of the closing date, customer deposits as of the closing date, and leases and contracts. The purchase price we paid at closing included $2,340,000 at closing, a promissory note for $1,160,000, with 7% annual interest rate payable in one year, and a sum equal to ultraHue’s cost for its inventory delivered to us at the closing date. The purchase price also included: the sum of accounts receivables as of the closing date that we collect; for the first year from closing, 10% of the net profits that Media Sciences derives from the first $1,500,000 dollars of Media Sciences’ gross profits; for the first year from closing, 30% of the net profits of Media Sciences that is attributable to its gross profits in excess of $1,500,000; for the second and third years from closing, 10% of the quarterly net profits derived by Media Sciences from the first $1,000,000 of gross profits; and for the second and third years from closing, 30% of the net profits of Media Sciences that is attributable to its gross profits in excess of $1,000,000 dollars.

On December 13, 1999, Donald Gunn, an officer, director and controlling shareholder of ultraHue, became Vice President of Media Sciences. Under a three-year employment agreement, we issued him stock options to purchase 50,001 shares of common stock, exercisable at $3.00 per share and expiring on December 13, 2004. One-third of the stock options vest on each of the three anniversary dates of employment. On December 23, 1999, Gunn was elected to serve on our Board of Directors.

On December 13, 1999, Randy Hooker, an officer, director and controlling shareholder of ultraHue, became an employee of Media Sciences. Under a three-year employment agreement, we issued him stock options to purchase 50,001 shares of our common stock, exercisable at $3.00 per share and expiring on December 13, 2004. One-third of the stock options vest on each of the three anniversary dates of employment.

In December 1999, Charles C. and Charles F. Bearoff purchased 50,000 units of our securities in a private placement at $10 per unit. The Bearoffs beneficially owns 253,846 shares of common stock which may be acquired upon the conversion of 50,000 shares of series A preferred stock, at the current conversion rate of one preferred stock share into 3.077 common stock shares, and the exercise of five-year warrants to acquire 100,000 shares of common stock at $4.50 per share which underlie the 50,000 units.

In December 1999 and March 2000, General Conference Corp. of Seventh-Day Adventists purchased an aggregate of 50,000 units of our securities in a private placement at $10 per unit. General Conference Corp. of Seventh-Day Adventists beneficially owns 253,846 shares of common stock which may be acquired upon the conversion of 50,000 shares of series A preferred stock, at the current conversion rate of one preferred stock share into 3.077 common stock shares, and the exercise of five-year warrants to acquire 100,000 shares of common stock at $4.50 per share which underlie the 50,000 units.

In December 1999, Berthel SBIC purchased 100,000 units of our securities in a private placement at $10 per unit. Berthel SBIC beneficially owns 507,692 shares of common stock which may be acquired upon the conversion of 100,000 shares of series A preferred stock, at the current conversion rate of one preferred stock share into 3.077 common stock shares, and the exercise of five-year warrants to acquire 200,000 shares of common stock at $4.50 per share which underlie the 100,000 units. Berthel SBIC also received five-year warrants to acquire 40,000 shares of common stock at $3.75 per share.

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

Henry Royer sold all of his shares and units of our securities in May 2000 to attempt to comply with the internal policies of Berthel SBIC of which he is President. He sold his 10,000 shares of common stock in the public market at a loss in several transactions in May 2000 at prices ranging from $2.125 to $3.00. Henry Royer also sold his 10,000 units of our securities at the same price of $10.00 per unit he paid for the units in a private transaction to one individual who represented that he was an accredited and sophisticated person with whom he has had prior business relationships, and who accepted all of the same conditions of purchase as had Royer when he purchased said securities.

On March 10, 2000, we completed a private placement of 550,000 units of our securities, consisting of preferred stock and warrants to purchase common stock, to accredited investors. Brookstreet Securities Corporation acted as the managing placement agent. Brookstreet’s fee included a commission and a nonaccountable expense allowance equal to 13% of the proceeds of the offering, five year warrants to purchase up to 236,500 shares of our common stock at $1.65 per share and up to 550,000 shares of our common stock at $3.75 per share. Subsequently, David L. Rosier, an affiliate of Brookstreet, acquired warrants to purchase 263,850 shares of our common stock from Brookstreet, and, Berthal SBIC acquired warrants to purchase 83,000 shares of our common stock from Brookstreet.

On July 3, 2000, we granted Paul Baker stock options to purchase 5,000 shares of common stock, exercisable at $2.19 per share and expiring on July 3, 2005.

On July 3, 2000, we granted Edwin Ruzinsky stock options to purchase 5,000 shares of common stock, exercisable at $2.19 per share and expiring on July 3, 2005.

On July 3, 2000, we granted Berthel SBIC stock options to purchase 5,000 shares of common stock, exercisable at $2.19 per share and expiring on July 3, 2005.

Pursuant to an oral employment agreement effective as of July 15, 2000, and as amended September 7, 2000, we issued to Duncan Yates stock options to purchase up to 100,000 shares of common stock, of which stock options to acquire 50,000 shares vested immediately and stock options to acquire an additional 50,000 shares are subject to vesting upon us attaining certain specified corporate milestones. The exercise price was $2.00 per share at the time of grant. On May 6, 2001, we repriced the exercise price to $1.25 per share. The stock options expire on July 1, 2005.

On July 28, 2000, we granted Brookstreet Securities Corporation stock options to purchase 10,000 shares of common stock, exercisable at $2.25 per share and expiring on July 28, 2005.

On May 31, 2001, we issued warrants to purchase up to 200,000 shares of our common stock at $1.00 per share to Consonant Services Group in consideration for consulting services. Consonant Services Group a joint venture of which Paul Baker, a director of Cadapult, is a member and the beneficial owner of 25,000 warrants issued to Consonant Services Group. The warrants, which were valued at $25,000, based on the value of consulting services received, expire on May 31, 2006.

On June 5, 2001, we issued a $400,000 promissory note and warrants to purchase up to 200,000 shares of our common stock at $1.00 per share to Consonant Services Group, a joint venture of which Paul Baker, a director of Cadapult, is a member. The note matures on June 5, 2003 and bears simple interest at the rate of 12% per year. The note is secured by a security agreement which covers all corporate assets. In the event of default on repayment, as penalty, the simple interest rate shall be increased to a rate of 20% per year commencing from the date of default.

On July 2, 2001, we granted options to purchase 5,000 shares of common stock, exercisable for five years at $2.00 per share to each of Paul Baker, Berthel SBIC, Brookstreet Securities Corporation, and Ed Ruzinsky in connection with their services on the Board of Directors.

On September 11, 2001, our Board of Directors voted to offer our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.10 per share, the fair market value of our common stock on that date. On September 17, 2001, Berthal SBIC elected to its dividend payment through the payment in kind, totaling $57,500 and consisting of 52,273 shares of stock for the two periods ending March 31, 2001 and June 30, 2001.

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
3(i)(2)             Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc.
                    (Incorporated by reference to Exhibit 3(i)(5) of Annual Report on Form 10-KSB filed on
                    September 28, 1999).
3(i)(3)             Certificate of Incorporation of Media Sciences, Inc. (Incorporated by reference to Exhibit
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
4.3                 1998 Incentive Plan (Incentive Stock Option Plan) (Incorporated by reference to
                    Exhibit 4.1 of Annual Report on Form 10-KSB filed on September 28, 1999).
4.4                 Certificate of Designation (Incorporated by reference to Exhibit 4.5 of
                    Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
4.5                 Form of Warrant Certificate for Purchasers of Units (Incorporated by reference to Exhibit 4.6 of Registration Statement on Form SB-2, Registration Number
                    333-91005, originally filed on November 15, 1999).
10.1                Lease Agreement (Incorporated by reference to Exhibit 10.13 of Annual Report on
                    Form 10-KSB filed on or about September 28, 2000.
11*                 Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part II - Item 7, contained in this Form 10-KSB.
21*                 Subsidiaries of the Registrant
__________

*    Filed herewith.

Report on Form 8-K

We filed a report on Form 8-K on April 6, 2001 reporting under Item 5 the deferral of preferred stock dividends.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADAPULT GRAPHIC SYSTEMS, INC

By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: September 27, 2001

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES	TITLE	DATE

/s/ Michael W. Levin Michael W. Levin	Chairman of the Board, President, Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer	September 27, 2001

/s/ Frances Blanco Frances Blanco	Director, Vice President, Secretary and Treasurer	September 27, 2001

/s/ Paul C. Baker Paul C. Baker	Director	September 27, 2001

/s/ Donald Gunn Donald Gunn	Director	September 27, 2001