Form 10QSB
period 2001-09-30
CADAPULT GRAPHIC SYSTEMS INC
filed 2001-11-14
CIK 1024022

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-21853

CADAPULT GRAPHIC SYSTEMS, INC.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0475073 (I.R.S. Employer Identification No.)

40 Boroline Road, Allendale, New Jersey 07401
(Address of principal executive offices)

(201) 236-1100
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of September 30, 2001, the issuer had 3,479,766 shares of common stock outstanding.

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                   September 30,     June 30,
                              ASSETS                                    2001           2001
                                                                    (Unaudited)
                                                                   ------------    ------------
CURRENT ASSETS :
    Cash and equivalents                                           $    137,861    $    132,144
    Accounts Receivable, less allowance for doubtful
       accounts of $35,000                                            1,915,328       1,805,272
    Inventories, net                                                  1,022,004       1,214,358
    Deferred tax asset                                                  774,298         982,000
    Prepaid expenses and other current assets                           119,516          83,586
                                                                   ------------    ------------
        Total Current Assets                                          3,969,008       4,217,360

PROPERTY AND EQUIPMENT, NET                                           1,779,209       1,870,227

OTHER ASSETS:
    Goodwill and other intangible assets                              4,382,044       4,328,517
    Deferred income taxes                                               366,000         366,000
    Other Assets                                                         58,383          65,258
                                                                   ------------    ------------
                                                                      4,806,427       4,759,775

TOTAL ASSETS                                                       $ 10,554,644    $ 10,847,362
                                                                   ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt                                                $  2,558,184    $  2,732,582
    Accounts Payable                                                  1,292,582       1,391,965
    Accrued Expenses and other current liabilities                      179,601         241,194
    Accrued product warranty                                            188,936         400,000
    Dividends payable                                                   325,847         170,598
    Accrued expense - supplier                                          274,908         225,000
    Deferred Revenue                                                    210,523         277,833
                                                                   ------------    ------------
                                                                      5,030,581       5,439,172

OTHER LIABILITIES
    Long-term debt, less current maturities                             732,536         782,271
    Accrued expense - supplier                                          584,202         659,000
                                                                   ------------    ------------
                                                                      1,316,738       1,441,271

COMMITMENTS AND CONTIGENCIES
SHAREHOLDERS' EQUITY
    Common Stock, $.001 par value,
       Authorized 20,000,000 shares; issued 3,479,766
       in September and 3,477,805 in June                                 3,480           3,478
    Preferred Stock, $.001 par value,
       Authorized 5,000,000 shares; 547,500 shares issued                   547             547
    Additional paid-in capital                                        5,602,146       5,599,991
    Cost of 10,564 shares of common stock in treasury                   (20,832)        (20,832)
    Retained earnings (deficit)                                      (1,378,015)     (1,616,265)
                                                                   ------------    ------------
        Total Shareholders' equity
                                                                      4,207,326       3,966,919

Total Liabilities and Shareholders' Equity                         $ 10,554,644    $ 10,847,362
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                   Three Months Ended
                                                                       September 30,
                                                                  2001           2000
                                                               -----------    -----------

NET SALES                                                      $ 3,825,097    $ 3,415,678
                                                               -----------    -----------

COSTS AND EXPENSES :
    Cost of sales (includes $52,161 of depreciation in 2001)     1,786,879      2,152,002
    Selling, general and administrative expenses                 1,190,945      1,160,527
    Depreciation and amortization                                  125,957        163,872
                                                               -----------    -----------
                                                                 3,103,781      3,476,401

INCOME (LOSS) FROM OPERATIONS                                      721,316        (60,723)

INTEREST EXPENSE, NET                                              117,958         46,661
                                                               -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES (CREDITS)                        603,358       (107,384)

INCOME TAXES (CREDITS) :
    Current                                                             --             --
    Deferred                                                       207,702        (42,953)
                                                               -----------    -----------
                                                                   207,702        (42,953)

NET INCOME (LOSS)                                              $   395,656    $   (64,431)
                                                               ===========    ===========

PREFERRED STOCK DIVIDENDS                                      $   157,406    $   159,425
                                                               ===========    ===========

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                $   238,250    $  (223,856)
                                                               ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
    BASIC                                                        3,479,744      3,261,124
                                                               ===========    ===========
    DILUTED                                                      3,570,214             --
                                                               ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE :
    BASIC                                                      $      0.07    $     (0.07)
                                                               ===========    ===========
    DILUTED                                                    $      0.07    $        --
                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

                                        Common Stock       Preferred Stock              Additional                       Total
                                     ------------------   ----------------   Treasury     Paid-in      Retained      Shareholders'
                                       Shares    Amount    Shares   Amount    Stock       Capital      Earnings         Equity
                                     ---------   ------   -------   ------   --------   -----------   -----------    -------------
BALANCES, JUNE 30, 2001              3,477,805   $3,478   547,500   $  547   $(20,832)  $ 5,599,991   $(1,616,265)   $   3,966,919

PERIOD ENDED SEPTEMBER 30, 2001

    Issuance of stock for
    dividend payment                     1,961        2        --       --         --         2,155            --            2,157

    Preferred stock
    dividend, 11.5%                         --       --        --       --         --            --      (157,406)        (157,406)

    Net income                              --       --        --       --         --            --       395,656          395,656

BALANCES, SEPTEMBER 30, 2001         3,479,766   $3,480   547,500   $  547   $(20,832)  $ 5,602,146   $(1,378,015)   $   4,207,326
                                     =========   ======   =======   ======   ========   ===========   ===========    =============

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                Three Months Ended
                                                                   September 30,
                                                                 2001         2000
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net income (loss)                                         $ 395,656    $ (64,431)
    Adjustments to reconcile net income (loss) to net cash
      flows from operating activities :
         Depreciation and amortization                          178,118      163,872
         Deferred income taxes                                  207,702      (42,953)
         Changes in operating assets and liabilities :
             Accounts receivable                               (110,056)    (304,989)
             Inventories                                        192,354      195,696
             Prepaid expenses and other current assets          (35,930)     (61,868)
             Other assets                                         6,875      (95,823)
             Dividends payable                                  157,406           --
             Accounts payable                                   (99,383)     403,781
             Accrued expenses and other current liabilities     (61,593)     (56,350)
             Accrued expense - supplier                         (24,890)          --
             Accrued product warranty                          (211,064)          --
             Deferred revenue                                   (67,310)     (93,075)
                                                              ---------    ---------
                 Net cash flows from operating activities       527,885       43,860
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                         (84,782)     (83,178)
    Purchase of intangible assets                               (55,844)    (103,680)
    Deferred acquisition costs                                       --        8,903
                                                              ---------    ---------
                 Net cash flows from investing activities      (140,626)    (177,955)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Payments on short term debt                                (165,740)      73,472
    Payments on long term debt                                  (48,396)       2,685
    Advances from officer                                       (10,000)     325,000
    Preferred stock dividends                                  (157,406)    (159,425)
    Proceeds from exercise of employee stock options                 --        1,250
                                                              ---------    ---------
                 Net cash flows from financing activities      (381,542)     242,982
                                                              ---------    ---------

NET CHANGE IN CASH AND EQUIVALENTS                                5,717      108,887

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       132,144      868,842
                                                              ---------    ---------

CASH AND EQUIVALENTS, END OF PERIOD                           $ 137,861    $ 977,729
                                                              =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                             $ 127,027    $  60,130
                                                              =========    =========
    Income taxes paid                                         $   5,980    $  33,536
                                                              =========    =========
    Issuance of common stock upon partial satisfaction
        of WEB acquisition contingency                        $      --    $  64,642
                                                              =========    =========
    Issuance of common stock as dividend payment              $   2,157    $      --
                                                              =========    =========

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION :

Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 2001 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 2001. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NATURE OF BUSINESS :

We are engaged in the business of manufacturing and distributing supplies for workgroup, or business, color printers. Our products include solid ink, color toner and transparency media. We distribute our products through an international network of dealers and distributors. We also sell directly to end users through programs designed to foster our supplies business.

NOTE 3 - LOAN FROM OFFICER :

Between August 17, 2000 and September 14, 2000, Cadapult borrowed an aggregate of $325,000 from our President, Michael W. Levin. Cadapult used the funds as bridge financing for printers acquired for Cadapult's No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. In September, 2001 Cadapult repaid $10,000 of these loans. These loans are unsecured, payable on demand, and carry a 10% interest rate. These short-term loans mature in May 2002. There is no representation or assurance is made that Mr. Levin will make any further loans to Cadapult.

NOTE 4 - DIVIDENDS :

Our board of directors voted to defer the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the now settled litigation with Tektronix, Inc. and Xerox Corporation. At that time, we offered our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.00 per share, the fair market value of our common stock on that date. In September, we again offered our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.10 per share, the fair market value of our common stock on that date. During the three month period ended September 30, 2001, two shareholders elected to receive payment in kind, and the company issued 1,961 shares of common stock for payment of accrued dividends totaling $2,157.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCOUNTING CHANGES :

Effective July 1, 2001, Cadapult adopted SFAS 141 and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142.

Net income (loss) and earnings (loss) per share for the first quarter of fiscal 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

                                                                Three Months
                                                                   Ended
                                                             September 30, 2000
                                                             ------------------

           Net income (loss) :
               Reported net income (loss)                             $(223,856)
               Goodwill amortization                                     45,849
                                                             ------------------
                   Adjusted net income (loss)                         $(178,007)
                                                             ==================

           Basic earnings (loss) per share :
               Reported basic earnings (loss) per share                  $(0.07)
               Goodwill amortization                                       0.02
                                                             ------------------
                   Adjusted basic earnings (loss) per share              $(0.05)
                                                             ==================
During the first quarter of fiscal 2002, $55,844 of goodwill related to the ultraHue acquisition was acquired, and no goodwill was impaired, or written off. As of September 30, 2001, goodwill was $4,877,579 and accumulated amortization was $540,698.

All of Cadapult's acquired intangible assets are subject to amortization. During the first quarter of fiscal 2002, we acquired no intangible assets. Intangible assets amortization expense for the first quarter of fiscal 2002 was $2,317. The components of intangible assets include a covenant not to compete associated with an acquisition, and two acquired URLs. The value of our intangible assets is $96,000, less accumulated amortization of $50,837.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE :

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months
                                                                           Ended
                                                                        September 30,
                                                                    2001          2000
                                                                 -----------   -----------

Numerator :
    Income (loss) applicable to common shareholders - basic      $   395,656   $   (64,431)
                                                                 ===========   ===========
    Income (loss) applicable to common shareholders - diluted    $   395,656            --
                                                                 ===========   ===========

Denominator :
    Denominator for basic earnings per share :
        Weighted average shares                                    3,479,744     3,261,124
                                                                 -----------   -----------

    Effect of dilutive securities
        Employee stock options and warrants                           90,470            --
                                                                 -----------   -----------
    Denominator for diluted earnings per share                     3,570,214     3,261,124
                                                                 ===========   ===========

    Earnings (loss) per share :
        Basic                                                    $      0.07   $     (0.07)
                                                                 ===========   ===========
       Diluted                                                   $      0.07            --
                                                                 ===========   ===========
The following warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 2001 because the warrants' exercise price was greater than the average market price of the common stock for those periods:

                                                         Three Months
                                                            Ended
                                                         September 30,
                                                      2001          2000
                                                  -----------   -----------

Anti-dilutive warrants and options                  2,254,700            --
                                                  ===========   ===========
The conversion of the Class A convertible preferred stock has been excluded from the computation of diluted earnings per share for the three months ended September 30, 2001. Such conversion when taking into account the additional net income generated by the elimination of the dividend would be anti-dilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed September 28, 2001.

Results of Operations

For the Three Months Ended September 30, 2001 and 2000

Sales. Our consolidated sales for the three months ended September 30, 2001 compared to the same period in 2000, increased approximately 12% to $3,825,097 from $3,415,678. The increase in our sales can be attributed to the growth of our Media Sciences color printer supply business, offset by a reduction in our legacy reseller business.

Cost of Sales. Our cost of sales for the three months ended September 30, 2001 were $1,786,879, or approximately 47% of sales, as compared to $2,152,002, or approximately 63% of sales for the comparable period in 2000. The decrease in our cost of sales can be attributed to the high margin business generated by our Media Sciences subsidiary.

Selling, General and Administrative. For the three months ended September 30, 2001 compared to the same period in 2000, our selling, general and administrative expenses increased to $1,190,945 from $1,160,527, which represents a decrease to 31% of sales from 34% of sales. The reduction as a percentage of sales is the result of leveraging our infrastructure costs over greater sales.

Depreciation and Amortization. For the three months ended September 30, 2001 compared to the same period in 2000, our depreciation expense increased to $175,801 from $85,140 as a result of the depreciation of capital leases and equipment purchases during the last year. Amortization of intangibles was $2,317 for both periods. Amortization of goodwill decreased from $76,415 to zero as the result of our adoption of SFAS No. 142 as discussed in the above Note 5.

Interest Expense. For the three months ended September 30, 2001 compared to the same period in 2000, our Interest expense increased to $117,958 from $46,661 as a result of the interest component of the our accrued supplier agreement and capital leases.

Income Taxes. For the three months ended September 30, 2001, we recorded a deferred income tax expense of $207,702. For the three months ended September 30, 2000 we recorded a deferred income tax benefit of $64,431.

Dividends. For the three months ending September 30, 2001, we accrued $157,406 of stock dividends to our preferred shareholders.

Net Income (Loss). For the three month period ended September 30, 2001, we earned $238,250 or $0.07 per share basic and diluted as compared to a net loss applicable to common shareholders of $223,856 or $(0.07) per share for the corresponding three month period ended September 30, 2000.

Liquidity and Capital Resources

We experienced positive cash flow of $5,717 for the three months ended September 30, 2001. Cash used in operations resulted in positive cash flows of $527,885 primarily due to net income of $395,656, a non cash charge of $178,118 for depreciation and amortization and $207,702 for deferred income taxes, a reduction in inventory of $192,354 and an increase in dividends payable of $157,406 offset by an increase in accounts receivable of $110,056, an increase in prepaid expenses of $35,930, a decrease in accounts payable of $99,383, a decrease in accrued expenses of $297,547.

The cash we used in investing activities included the purchase of equipment in the amount of $84,782 and the purchase of intangible assets generated by the ultraHue earn-out in the amount of $55,844.

Cash used in financing activities included the repayment of $224,136 of debt and the accrual of $157,406 of preferred stock dividends.

We have an agreement with a lender under which we can borrow up to $4,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 0.5% over the lender's base rate, are payable on demand and are collateralized by all assets of Cadapult. As of September 30, 2001, borrowings of $1,553,003 were outstanding under this line.

Between August 17, 2000 and September 14, 2000, Cadapult borrowed an aggregate of $325,000 from our President, Michael W. Levin. Cadapult used the funds as bridge financing for printers acquired for Cadapult's No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. These loans are unsecured, payable on demand, and carry a 10% interest rate. In September 2001, we repaid $10,000 of these loans. These short-term loans mature in May 2002. No representation or assurance is made that Mr. Levin will make any further loans to Cadapult.

In December 2000, the note payable to ultraHue came due and was satisfied with a cash payment of $760,000 and a demand note in the amount of $400,000 bearing interest at a rate of 13% per annum. In August 2001, we repaid $15,000 of this note.

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

Forward Looking Statements

The foregoing management discussion and analysis contains forward-looking statements and information that are based on our management's beliefs, as well as assumptions made by, and information currently available to our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including our continuing ability to obtain additional financing, dependence on contracts with suppliers, competitive pricing for our products, demand for our products which depends upon the condition of the computer industry, and the effects of increased indebtedness as a result of our business acquisitions. Except for the historical information contained in this new release, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from our management's current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at September 30, 2001, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business, except for an action we filed in July 2001 in the United States District Court, Western District of Washington at Seattle, against one of the law firms that had represented us and ultraHue, Inc., a company whose assets we previously had acquired, in prior litigation against Tektronix, Inc. and Xerox Corporation. In the complaint, we alleged claims of negligence and breach of contract. We have been served with an answer to our complaint contesting our claims and seeking counterclaims for unpaid fees for which we have already accrued in our financial statements. We have recently commenced the discovery stage of the proceeding.

ITEM 2.   CHANGES IN SECURITIES

In March 2000, we completed a private placement of 550,000 units of our securities and raised gross proceeds of approximately $5,500,000 in transactions deemed to be exempt under Section 4(2) of the Securities Act and under Rule 506 of Regulation D promulgated under the Securities Act. Each purchaser represented to us that the purchaser was an accredited person who had financial, tax and business sophistication to evaluate the merits and risks of the investment and agreed that the purchaser has no right to demand that the units be registered. We made a determination that each purchaser was an accredited investor and that each purchaser was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment. Each unit consisted of one share of convertible preferred stock and warrants to purchase two shares of common stock. The preferred stock has rights to quarterly dividends of 11.5%. Our board of directors voted to defer the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the now settled litigation with Tektronix, Inc. and Xerox Corporation. At that time, we offered our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.00 per share, the fair market value of our common stock on that date. In September, we again offered our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.10 per share, the fair market value of our common stock on that date. Berthal SBIC elected to receive its dividend payment through the payment in kind, totaling $57,500 and consisting of 52,273 shares of stock for the two periods ending March 31, 2001 and June 30, 2001.During the three month period ended September 30, 2001, two other shareholders elected to receive payment in kind, and we issued 1,961 shares of common stock for payment of accrued dividends totaling $2,157. We may file a registration statement for the resale of these shares at a later time. Shareholders had until November 11, 2001 to elect to receive payment in kind. If we did not receive notice by that date, those shareholders who have elected not to receive payment in kind will receive their cash dividend for these two periods at a later date.

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

Not applicable.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADAPULT GRAPHIC SYSTEMS, INC

Dated: November 13, 2001	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: November 13, 2001	By: /s/ Frances Blanco Frances Blanco Vice President and Treasurer