Form 10QSB
period 2001-12-31
CADAPULT GRAPHIC SYSTEMS INC
filed 2002-02-13
CIK 1024022

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

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

(201) 236-1100
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of February 1, 2002, the issuer had 3,485,516 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2001

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 6.	Exhibits and Reports on Form 8-K	14

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                            December 31,      June 30,
                                ASSETS                          2001            2001
                                                             (Unaudited)
                                                            ------------    ------------
CURRENT ASSETS :
    Cash and equivalents                                    $     76,845    $    132,144
    Accounts receivable, less allowance
       for doubtful accounts of $35,000                        1,505,238       1,805,272
    Settlement receivable                                        597,914            --
    Inventories, net                                           1,039,800       1,214,358
    Deferred tax asset                                           562,141         982,000
    Prepaid expenses and other current assets                    119,832          83,586
                                                            ------------    ------------
        Total Current Assets                                   3,901,770       4,217,360

PROPERTY AND EQUIPMENT, NET                                    1,766,606       1,870,227

OTHER ASSETS:
    Goodwill and other intangible assets                       4,463,427       4,328,517
    Deferred income taxes                                        300,000         366,000
    Other assets                                                 160,226          65,258
                                                            ------------    ------------
                                                               4,923,653       4,759,775

TOTAL ASSETS                                                $ 10,592,029    $ 10,847,362
                                                            ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt                                         $  2,784,744    $  2,732,582
    Accounts payable                                             978,903       1,391,965
    Accrued expenses and other current liabilities               387,603         241,194
    Accrued product warranty                                     188,936         400,000
    Dividends payable                                            162,116         170,598
    Accrued expense - supplier                                   312,318         225,000
    Deferred revenue                                             208,587         277,833
                                                            ------------    ------------
                                                               5,023,207       5,439,172

OTHER LIABILITIES
    Long-term debt, less current maturities                      671,961         782,271
    Accrued expense - supplier                                   507,485         659,000
                                                            ------------    ------------
                                                               1,179,446       1,441,271

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
    Common Stock, $.001 par value,
       Authorized 20,000,000 shares; issued 3,485,516              3,486           3,478
       in December and 3,477,805 in June
    Preferred Stock, $.001 par value,
       Authorized 5,000,000 shares; 547,500 shares issued            547             547
    Additional paid-in capital                                 5,608,465       5,599,991
    Cost of 10,564 shares of common stock in treasury            (20,832)        (20,832)
    Retained earnings (deficit)                               (1,202,290)     (1,616,265)
                                                            ------------    ------------
        Total Shareholders' equity                             4,389,376       3,966,919

Total Liabilities and Shareholders' Equity                  $ 10,592,029    $ 10,847,362
                                                            ============    ============

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                       Three Months Ended             Six Months Ended
                                                          December 31,                  December 31,
                                                      2001            2000          2001            2000
                                                   -----------    -----------    -----------     -----------

NET SALES                                          $ 3,798,779    $ 2,909,312    $ 7,623,876    $ 6,324,990
                                                   -----------    -----------    -----------    -----------

OSTS AND EXPENSES :
   Cost of goods sold, excluding depreciation        1,754,485      1,569,668      3,489,203      3,721,670
    Depreciation                                        70,095          4,439        122,256          4,439
                                                   -----------    -----------    -----------    -----------
       Total cost of goods sold                      1,824,580      1,574,107      3,611,459      3,726,109

    Selling, general and administrative expenses     1,138,174      1,236,036      2,329,119      2,396,562
    Depreciation and amortization                      121,493        172,023        247,450        335,895
                                                   -----------    -----------    -----------    -----------
       Total costs and expenses                      3,084,247      2,982,166      6,188,028      6,458,566

INCOME (LOSS) FROM OPERATIONS                          714,532        (72,854)     1,435,848       (133,576)

INTEREST EXPENSE, NET                                  103,243         80,493        221,201        127,154
                                                   -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES (CREDITS)            611,289       (153,347)     1,214,647       (260,730)

INCOME TAXES (CREDITS) :
    Current                                               --             --             --             --
    Deferred                                           278,157        (61,339)       485,859       (104,292)
                                                   -----------    -----------    -----------    -----------
                                                       278,157        (61,339)       485,859       (104,292)

NET INCOME (LOSS)                                  $   333,132    $   (92,008)   $   728,788    $  (156,438)
                                                   ===========    ===========    ===========    ===========

PREFERRED STOCK DIVIDENDS                          $   157,407    $   159,425    $   314,813    $   318,850
                                                   ===========    ===========    ===========    ===========

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS    $   175,725    $  (251,433)   $   413,975    $  (475,288)
                                                   ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
    BASIC                                            3,485,516      3,263,472      3,482,641      3,262,483
                                                   ===========    ===========    ===========    ===========

    DILUTED                                          6,269,123           --        6,289,890           --
                                                   ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE :
    BASIC                                          $      0.05    $     (0.08)   $      0.12    $     (0.15)
                                                   ===========    ===========    ===========    ===========
    DILUTED                                        $      0.05    $      --      $      0.12    $      --
                                                   ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
(UNAUDITED)

                                     Common Stock       Preferred Stock              Additional                       Total
                                  ------------------   ----------------   Treasury     Paid-in      Retained      Shareholders'
                                    Shares    Amount    Shares   Amount    Stock       Capital      Earnings         Equity
                                  ---------   ------   -------   ------   --------   -----------   -----------    -------------

BALANCES, JUNE 30, 2001           3,477,805   $3,478   547,500   $ 547    $(20,832)  $ 5,599,991   $(1,616,265)   $ 3,966,919

PERIOD ENDED DECEMBER 31, 2001

    Issuance of stock for
       dividend payment               7,711        8         -       -           -         8,474             -          8,482

    Preferred stock dividend,
       11.5%                              -        -         -       -           -             -      (314,813)      (314,813)

    Net income                            -        -         -       -           -             -       728,788        728,788

BALANCES, DECEMBER 31, 2001       3,485,516   $3,486   547,500   $ 547    $(20,832)  $ 5,608,465   $(1,202,290)   $ 4,389,376
                                  =========   ======   =======   ======   ========   ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 Six Months Ended
                                                                   December 31,
                                                                 2001         2000
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net Income (loss)                                         $ 728,788    $(156,438)
    Adjustments to reconcile net income (loss) to net cash
      flows from operating activities :
         Depreciation and amortization                          369,706      335,895
         Deferred income taxes                                  485,859     (104,292)
         Changes in operating assets and liabilities :
             Accounts receivable                                300,034      262,968
             Settlement receivable                             (597,914)           -
             Inventories                                         54,140     (157,048)
             Prepaid expenses and other current assets          (36,246)     (41,020)
             Other assets                                       (94,968)      11,984
             Accounts payable                                  (413,062)     448,307
             Dividends payable                                     --        159,425
             Accrued expenses and other current liabilities     146,409      (91,173)
             Accrued expense - supplier                         (64,197)        --
             Accrued product warranty                          (211,064)        --
             Deferred revenue                                   (69,246)    (181,021)
                                                              ---------    ---------
                 Net cash flows from operating activities       598,239      487,587
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                        (141,033)    (592,102)
    Purchase of intangible assets                              (139,544)    (171,824)
    Deferred acquisition costs                                     --          8,903
                                                              ---------    ---------
                 Net cash flows from investing activities      (280,577)    (755,023)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Advances on short term debt                                 107,162       36,690
    Payments/borrowings on long term debt                      (110,310)     241,086
    Payments/borrowings - officer                               (40,000)     325,000
    Payment of ultrahue note                                    (15,000)    (760,000)
    Preferred stock dividend                                   (314,813)    (318,850)
    Sale of common stock                                           --          8,375
                                                              ---------    ---------
                 Net cash flows from financing activities      (372,961)    (467,699)
                                                              ---------    ---------

NET CHANGE IN CASH                                              (55,299)    (735,135)

CASH, BEGINNING OF PERIOD                                       132,144      868,842
                                                              ---------    ---------

CASH, END OF PERIOD                                           $  76,845    $ 133,707
                                                              =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                             $ 217,262    $  77,467
                                                              =========    =========
    Income taxes paid                                         $   6,130    $  33,536
                                                              =========    =========
    Issuance of Common Stock upon partial
      satisfaction of acquisition contingencies               $    --      $  64,642
                                                              =========    =========
                                                              =========    =========
    Issuance of common stock as dividend payment              $   8,482    $    --
                                                              =========    =========
                                                              =========    =========
    Inventories transferred to equipment                      $ 120,417    $    --
                                                              =========    =========

See accompanying notes to consolidated financial statements.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION :

Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 2001 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 2001. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - LOAN FROM OFFICER :

Between August 17, 2000 and September 14, 2000, Cadapult borrowed an aggregate of $325,000 from our President, Michael W. Levin. Cadapult used the funds as bridge financing for printers acquired for Cadapult’s No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. In September through December 2001, Cadapult repaid $40,000 of these loans. These loans are unsecured, payable on demand, and carry a 10% interest rate. These short-term loans mature in May 2002. There is no representation or assurance is made that Mr. Levin will make any further loans to Cadapult.

NOTE 4 - PREFERRED STOCK :

On December 13, 2001, the rate of conversion of our class A preferred stock changed from 3.077 shares of common for each share of preferred to five (5) shares of common for each share of preferred.

Our board of directors voted to defer the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the now settled litigation with Tektronix and Xerox. During the six month period ended December 31, 2001, eight shareholders elected to receive payment in kind, and Cadapult issued 7,711 shares of common stock with a fair market value of $8,482 for payment of accrued dividends totaling $8,482.

NOTE 5 - SETTLEMENT RECEIVABLE :

We settled a legal malpractice suit and were awarded approximately $600,000 net of related legal fees.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTING CHANGES :

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

Net income (loss) and earnings (loss) per share for the first and second quarters of fiscal 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

                                                             Three Months      Six Months
                                                                Ended            Ended
                                                                   December 31, 2000
                                                             ----------------------------

         Net income (loss) :
             Reported net income (loss)                      $(251,433)         $(475,288)
             Goodwill amortization, net of taxes                54,918            109,099
                                                             ---------          ---------
                 Adjusted net income (loss)                  $(196,515)         $(366,189)

         Basic earnings (loss) per share :
             Reported basic earnings (loss) per share           $(0.08)            $(0.15)
             Goodwill amortization                                0.02               0.04
                                                             ---------          ---------
                 Adjusted basic earnings (loss) per share       $(0.06)            $(0.11)
During the six months ended December 31, 2001, $139,544 of goodwill related to the ultraHue acquisition was recorded, and no goodwill was impaired, or written off. As of December 31, 2001, goodwill was $4,957,517 and accumulated amortization was $534,488.

All of Cadapult’s acquired intangible assets are subject to amortization. During the first two quarters of fiscal 2002, we acquired no other intangible assets. Intangible assets amortization expense for the second quarter of fiscal 2002 was $2,317. The components of intangible assets include a covenant not to compete associated with an acquisition, and two acquired URLs. The value of our other intangible assets is $97,000, less accumulated amortization of $56,602.

CADAPULT GRAPHIC SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS (LOSS) PER SHARE :

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

The following table sets forth the computation of basic and diluted earnings per share :

                                                              Three Months                Six Months
                                                                  Ended                     Ended
                                                              December 31                December 31
                                                           2001          2000        2001          2000
                                                        -----------   ---------   -----------   -----------

         Numerator :
           Income (loss) applicable to
              common shareholders  - basic              $   175,725   $(251,433)  $   413,975   $  (475,288)
                                                        ===========   =========   ===========   ===========
           Income (loss) applicable to
              common shareholders -- diluted            $   333,132        --     $   728,788          --
                                                        ===========   =========   ===========   ===========

         Denominator :
           Denominator for basic earnings per share :
              Weighted average shares                     3,485,516   3,263,472     3,482,641     3,262,483
                                                        -----------   ---------   -----------   -----------

           Effect of dilutive securities
              Conversion of preferred stock to common     2,737,500        --       2,737,500          --
              Employee stock options and warrants            46,107        --          69,749          --
                                                        -----------   ---------   -----------   -----------
           Denominator for diluted earnings per share     6,269,123   3,263,472     6,289,890     3,262,483
                                                        ===========   =========   ===========   ===========

           Earnings (loss) per share :
              Basic                                     $      0.05   $   (0.08)  $      0.12   $     (0.15)
                                                        ===========   =========   ===========   ===========
              Diluted                                   $      0.05        --     $      0.12          --
                                                        ===========   =========   ===========   ===========
The conversion of the class A convertible preferred stock has been excluded from the computation of diluted earnings per share for the three months and six months ended December 31, 2000. Such conversion when taking into account the additional net income generated by the elimination of the dividend would have been anti-dilutive.

The following warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three months and six months ended December 31, 2001 because the warrants’ exercise price was greater than the average market price of the common stock for those periods:

                                                        Three Months         Six Months
                                                           Ended                Ended
                                                      December 31            December 31
                                                       2001     2000         2001     2000
                                                    ---------   ----      ---------   ----

           Anti-dilutive warrants and options       2,578,226      -      2,578,226      -
                                                    =========   ====      =========   ====

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed September 28, 2001.

Results of Operations

For the Three and Six Months Ended December 31, 2001 and 2000

Sales. Our consolidated sales for the three months ended December 31, 2001, compared to the same period in 2000, increased approximately 30% to $3,798,779 from $2,909,312. Our consolidated sales for the six months ended December 31, 2001, compared to the same period in 2000, increased approximately 20% to $7,623,876 from $6,324,990. The increase in our sales can be attributed to the growth of our Media Sciences color printer supply business, offset by a reduction in our legacy reseller business.

Cost of Sales. Our cost of sales for the three months ended December 31, 2001 was $1,824,580, or approximately 48% of sales, as compared to $1,574,107, or approximately 54% of sales, for the comparable period in 2000. Our cost of sales for the six months ended December 31, 2001 was $3,611,459, or approximately 47% of sales, as compared to $3,726,109, or approximately 59% of sales, for the comparable period in 2000. The decrease in our cost of sales can be attributed to the high margin business generated by our Media Sciences subsidiary.

Selling, General and Administrative. For the three months ended December 31, 2001 as compared to the same period in 2000, our selling, general and administrative expenses decreased to $1,138,174 from $1,236,036, which represents a decrease to 30% of sales from 42% of sales. For the six months ended December 31, 2001 as compared to the same period in 2000, our selling, general and administrative expenses decreased slightly to $2,329,119 from $2,396,562, which represents a decrease to 31% of sales from 38% of sales. The reduction as a percentage of sales is the result of leveraging our infrastructure costs over greater sales. During the three months ended December 31, 2001, we settled a legal malpractice suit and recorded a receivable of approximately $600,000 which we received in January 2002. During the six months ended December 31, 2001 we incurred approximately $900,000 in expenses associated with customer warranty claims resulting from a now resolved raw material issue. A recall was initiated and it is expected that any associated warranty claims will diminish by June 30, 2002. In addition, a claim against our products liability insurance has been filed in which we seek reimbursement for these claims. During the three months ended December 31, 2001, our products liability insurer advanced us $300,000 against our claim.

Depreciation and Amortization. For the three months ended December 31, 2001 compared to the same period in 2000, our depreciation expense increased to $189,271 from $174,145 as a result of the depreciation of capital leases and equipment purchases during the last year. Amortization of intangibles was $2,317 for both periods. Amortization of goodwill decreased from $91,530 to zero as the result of our adoption of FASB issued SFAS No. 142 as discussed in Note 6 to the financial statements. For the six months ended December 31, 2001 compared to the same period in 2000, our depreciation expense increased to $365,072 from $153,868 as a result of the depreciation of capital leases and equipment purchases during the last year. Amortization of intangibles was $4,634 for both periods. Amortization of goodwill decreased from $181,832 to zero as the result of our adoption of FASB issued SFAS No. 142 as discussed in Note 6 to the financial statements.

Interest Expense. For the three months ended December 31, 2001 as compared to the same period in 2000, our interest expense increased to $103,243 from $80,493. For the six months ended December 31, 2001 as compared to the same period in 2000, our interest expense increased to $221,201 from $127,154. The increases in interest expense are a result of the interest component of the accrued supplier agreement and capital leases.

Income Taxes. For the three months ended December 31, 2001, we recorded a deferred income tax expense of $278,157 as compared to a deferred income tax benefit of $61,339 in 2000. For the six months ended December 31, 2001 we recorded a deferred income tax expense of $485,859 as compared to a deferred income tax benefit of $104,292 in 2000.

Dividends. For the three months ending December 31, 2001, we paid $157,407 of stock dividends to our preferred shareholders. For the six months ending December 31, 2001, we paid $314,813 of stock dividends to our preferred shareholders.

Net Income (Loss). For the three month period ended December 31, 2001, we earned $175,725 or $0.05 per share basic and diluted as compared to a net loss applicable to common shareholders of $251,433 or $(0.08) per share for the corresponding three month period ended December 31, 2000. For the six month period ended December 31, 2001, we earned $413,975 or $0.12 per share basic and diluted as compared to a net loss applicable to common shareholders of $475,288 or $(0.15) per share for the corresponding three month period ended December 31, 2000.

Liquidity and Capital Resources

We experienced negative cash flow of $55,299 for the six months ended December 31, 2001. Cash used in operations resulted in positive cash flows of $598,239 primarily due to net income of $728,788, a non-cash charge of $369,706 for depreciation and amortization and $485,859 for deferred income taxes, a reduction of accounts receivable of $300,034, offset by an increase in settlement receivable of $597,914, a decrease in accounts payable of $413,062 and a decrease in accrued supplier expenses, accrued product warranty and deferred revenue of $344,507.

The cash we used in investing activities included the purchase of equipment in the amount of $141,033 and the purchase of goodwill generated by the ultraHue earn-out in the amount of $139,544.

Cash used in financing activities included the repayment of $58,148 of debt and the payment of $314,813 of preferred stock dividends.

We have an agreement with a lender under which we can borrow up to $4,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 0.5% over the lender’s base rate, are payable on demand and are collateralized by all assets of the Company. As of December 31, 2001, $1,903,749 was outstanding under this line.

Between August 17, 2000 and September 14, 2000, Cadapult borrowed an aggregate of $325,000 from our President, Michael W. Levin. Cadapult used the funds as bridge financing for printers acquired for Cadapult’s No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. These loans are unsecured, payable on demand, and carry a 10% interest rate. Through December 2001, we repaid $40,000 of these loans. These short-term loans mature in May 2002. There is no representation or assurance made that Mr. Levin will make any further loans to Cadapult.

In December 2000, the note payable to ultraHue came due and was satisfied with a cash payment of $760,000 and a demand note in the amount of $400,000 bearing an interest rate of 13% per annum. Through December 2001, we repaid $30,000 of this note.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at February 1, 2002, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business. We entered settlement agreements for the net amount of $600,000 to us in connection with the litigation we commenced in July 2001 in the United States District Court, Western District of Washington at Seattle, against one of the law firms that had represented us and ultraHue, Inc., a company whose assets we previously had acquired, in prior litigation against Tektronix, Inc. and Xerox Corporation.

ITEM 2.   CHANGES IN SECURITIES

In March 2000, we completed a private placement of 550,000 units of our securities and raised gross proceeds of approximately $5,500,000 in transactions deemed to be exempt under Section 4(2) of the Securities Act and under Rule 506 of Regulation D promulgated under the Securities Act. Each purchaser represented to us that the purchaser was an accredited person who had financial, tax and business sophistication to evaluate the merits and risks of the investment and agreed that the purchaser has no right to demand that the units be registered. We made a determination that each purchaser was an accredited investor and that each purchaser was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment. Each unit consisted of one share of convertible preferred stock and warrants to purchase two shares of common stock. The preferred stock has rights to quarterly dividends of 11.5%. Our board of directors voted to defer the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash needed to fund the costs of the now settled litigation with Tektronix, Inc. and Xerox Corporation. Our preferred shareholders had the option to receive payment in kind, through a common stock issuance valued at $1.00 per share, the fair market value of our common stock on that date. In September 2001, our preferred shareholders were permitted the option to receive dividend payment for those two payments through payment in kind, through a common stock issuance valued at $1.10 per share, the fair market value of our common stock on that date. Thirty three shareholders elected to receive their dividend payments through the payment in kind, totaling $154,134 and consisting of 148,136 shares of common stock for the two periods ending March 31, 2001 and June 30, 2001, of which 7,711 shares were issued in the three month period ended December 31, 2001. On December 13, 2001, the series A preferred stock conversion rate adjusted so that one share of preferred stock is presently convertible into five shares of common stock. The conversion rate is subject to a further adjustment on December 13, 2003. At that adjusted conversion rate, the number of shares of common stock receivable upon conversion shall equal $10 divided by 75% of the average bid price of our common stock during the 90 days preceding December 13, 2003, with a maximum conversion rate of one share of series A preferred stock into five shares of common stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on November 15, 2001. The matters voted upon at the meeting were the election of seven directors and the ratification of the selection of Wiss & Company, LLP as Cadapult’s independent certified public accountants for the fiscal year ending June 30, 2001. On each matter voted upon, the shareholders of Cadapult representing 1,751,850 shares voted for each of the two matters with no votes cast against or withheld and with no abstention. All seven of the then-serving directors, consisting of Michael W. Levin, Frances Blanco, Paul C. Baker, Edwin Ruzinsky, Donald Gunn, Henry Royer and Stanley Brooks, were elected to serve for an additional term.

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

CADAPULT GRAPHIC SYSTEMS, INC

Dated: February 13, 2002	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer, President and Chief Financial Officer

Dated: February 13, 2002	By: /s/ Frances Blanco Frances Blanco Vice President and Treasurer