Form 10QSB/A
period 2001-12-31
CADAPULT GRAPHIC SYSTEMS INC
filed 2002-02-15
CIK 1024022

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

FORM 10-QSB/A FOR THE QUARTER ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

Introductory Note:

The sole purpose of this Amendment on Form 10-QSB/A is to correct the reporting time period indicated on the cover page.

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

CADAPULT GRAPHIC SYSTEMS, INC

Dated: February 14, 2002	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer, President and Chief Financial Officer

Dated: February 14, 2002	By: /s/ Frances Blanco Frances Blanco Vice President and Treasurer