Form 10QSB
period 2002-03-31
CADAPULT GRAPHIC SYSTEMS INC
filed 2002-05-15
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-21853

MEDIA SCIENCES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0475073 (I.R.S. Employer Identification No.)

40 Boroline Road, Allendale, New Jersey 07401
(Address of principal executive offices)

(201) 236-1100
(Issuer's telephone number)

Cadapult Graphic Systems, Inc.
(Former name, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of May 13, 2002, the issuer had 3,485,516 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2002

PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                               March 31,        June 30,
                              ASSETS                            2002             2001
                                                              (Unaudited)
                                                             ------------    ------------
CURRENT ASSETS :
    Cash and equivalents                                     $     68,468    $    132,144
    Accounts receivable, less allowance for doubtful
       accounts of $35,000                                      1,605,278       1,805,272
    Inventories                                                 1,314,838       1,214,358
    Deferred tax asset                                          1,043,829         982,000
    Prepaid expenses and other current assets                     101,830          83,586
                                                             ------------    ------------
        Total Current Assets                                    4,134,243       4,217,360

PROPERTY AND EQUIPMENT, NET                                     1,710,322       1,870,227

OTHER ASSETS:
    Goodwill and other intangible assets, net                   4,376,768       4,328,517
    Deferred income taxes                                         366,000         366,000
    Other                                                         156,036          65,258
                                                             ------------    ------------
                                                                4,898,804       4,759,775

TOTAL ASSETS                                                 $ 10,743,369    $ 10,847,362
                                                             ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt                                          $  2,879,479    $  2,732,582
    Accounts payable                                            1,608,499       1,391,965
    Accrued expenses and other current liabilities                281,181         241,194
    Accrued product warranty                                      888,936         400,000
    Accrued expense - supplier                                    353,361         225,000
    Dividends payable                                              81,113         170,598
    Deferred revenue                                              180,105         277,833
                                                             ------------    ------------
                                                                6,272,674       5,439,172

OTHER LIABILITIES
    Long-term debt, less current maturities                       631,114         782,271
    Accrued expense - supplier                                    429,418         659,000
                                                             ------------    ------------
                                                                1,060,532       1,441,271

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Common Stock, .001 par value,
       Authorized 20,000,000 shares; issued 3,485,516
       in March and 3,477,805 in June                               3,486           3,478
    Series A Convertible Preferred stock, $.001 par value,
       Authorized 1,000,000 shares; issued 547,500 shares             547             547
    Additional paid-in capital                                  5,136,246       5,599,991
    Cost of 10,564 shares of common stock in treasury             (20,832)        (20,832)
    Retained earnings (deficit)                                (1,709,284)     (1,616,265)
                                                             ------------    ------------
        Total Shareholders' equity                              3,410,163       3,966,919

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 10,743,369    $ 10,847,362
                                                             ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               Three Months Ended              Nine Months Ended
                                                   March 31,                        March 31,
                                              2002            2001            2002            2001
                                          ------------    ------------    ------------    ------------

NET SALES                                 $  3,302,840    $  3,032,626    $ 10,926,716    $  9,357,616
                                          ------------    ------------    ------------    ------------

COSTS AND EXPENSES :
    Cost of goods sold, excluding
        depreciation                         1,505,741       1,679,947       4,994,943       5,401,617
    Depreciation                                62,491          24,749         184,747          29,188
                                          ------------    ------------    ------------    ------------
        Total costs of goods sold            1,568,232       1,704,696       5,179,690       5,430,805

    Selling, general and administrative
         expenses                            2,891,790       1,480,268       5,220,909       3,876,830
    Depreciation and amortization              122,163         162,746         369,613         498,641
                                          ------------    ------------    ------------    ------------
         Total costs and expenses            4,582,185       3,347,710      10,770,212       9,806,276
                                          ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS               (1,279,345)       (315,084)        156,504        (448,660)

INTEREST EXPENSE, NET                           89,876          61,978         311,077         189,132
                                          ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES (CREDITS)          (1,369,221)       (377,062)       (154,573)       (637,792)

INCOME TAXES (CREDITS) :
    Current                                        275           6,377             275           6,377
    Deferred                                  (547,688)       (150,825)        (61,829)       (255,117)
                                          ------------    ------------    ------------    ------------
                                              (547,413)       (144,448)        (61,554)       (248,740)
                                          ------------    ------------    ------------    ------------

NET LOSS                                  $   (821,808)   $   (232,614)   $    (93,019)   $   (389,052)
                                          ============    ============    ============    ============

PREFERRED STOCK DIVIDENDS                 $    157,406    $    158,125    $    472,219    $    476,975
                                          ============    ============    ============    ============

LOSS APPLICABLE TO COMMON SHAREHOLDERS    $   (979,214)   $   (390,739)   $   (565,238)   $   (866,027)
                                          ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING :

    BASIC                                    3,485,516       3,307,284       3,483,599       3,277,417
                                          ============    ============    ============    ============
    DILUTED                                        --              --              --              --
                                          ============    ============    ============    ============

NET LOSS PER COMMON SHARE :
    BASIC                                 $      (0.28)   $      (0.12)   $      (0.16)   $      (0.26)
                                          ============    ============    ============    ============
    DILUTED                               $        --              --     $        --     $        --
                                          ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2002
(UNAUDITED)

                                   Common Stock       Preferred Stock              Additional                       Total
                                ------------------   ----------------   Treasury     Paid-in      Retained      Shareholders'
                                  Shares    Amount    Shares   Amount    Stock       Capital      Earnings         Equity
                                ---------   ------   -------   ------   --------   -----------   -----------    -------------

BALANCES, JUNE 30, 2001         3,477,805   $3,478   547,500   $ 547    $(20,832)  $ 5,599,991   $(1,616,265)   $ 3,966,919

PERIOD ENDED MARCH 31, 2002

    Issuance of stock for
       dividend payment             7,711        8        --      --          --         8,474            --          8,482

    Preferred stock dividend,
       11.5%                           --       --        --      --          --      (472,219)           --       (472,219)

    Net income                         --       --        --      --          --            --       (93,019)       (93,019)

BALANCES, MARCH 31, 2002        3,485,516   $3,486   547,500   $ 547    $(20,832)  $ 5,136,246   $(1,709,284)   $ 3,410,163
                                =========   ======   =======   ======   ========   ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  Nine Months Ended
                                                                      March 31,
                                                                 2002           2001
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss                                                  $   (93,019)   $  (389,052)
    Adjustments to reconcile net loss to net cash
      flows from operating activities :
         Depreciation and amortization                            554,360        498,641
         Deferred income taxes                                    (61,829)      (255,117)
         Changes in operating assets and liabilities :
             Accounts receivable                                  199,994        304,108
             Inventories                                         (220,897)      (142,849)

             Prepaid expenses and other current assets            (18,244)        30,874
             Other assets                                         (90,778)        31,036
             Accounts payable                                     216,534        514,509
             Dividends payable                                    (81,003)       158,125
             Accrued expenses and other current liabilities        39,987       (254,973)
             Accrued product warranty                             488,936           --
             Accrued expense supplier                            (101,221)          --
             Deferred revenue                                     (97,728)      (183,279)
                                                              -----------    -----------
                 Net cash flows from operating activities         735,092        312,023
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                          (267,137)      (846,392)
    Purchase of intangible assets                                 (55,152)      (171,824)
    Deferred acquisition costs                                       --            8,903
                                                              -----------    -----------
                 Net cash flows from investing activities        (322,289)    (1,009,313)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Proceeds from short term debt                                 530,813        481,924
    Payments on long term debt                                   (230,681)       197,944
    Payments (to) from officer                                    (70,000)       325,000
    Due to seller                                                    --           86,848
    Preferred stock dividend                                     (472,219)      (476,974)
    Payment of Ultrahue note                                     (234,392)      (760,000)
    Sale of common stock                                             --           17,125
                                                              -----------    -----------
                 Net cash flows from financing activities        (476,479)      (128,133)
                                                              -----------    -----------

NET CHANGE IN CASH AND EQUIVALENTS                                (63,676)      (825,423)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         132,144        868,842
                                                              -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                           $    68,468    $    43,419
                                                              ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                             $   322,315    $   164,045
                                                              ===========    ===========
    Income taxes paid                                         $     6,405    $    39,913
                                                              ===========    ===========
    Issuance of Common Stock upon partial
      satisfaction of acquisition contingencies               $      --      $   134,379
                                                              ===========    ===========

    Issuance of common stock as dividend payment              $     8,482    $       --
                                                              ===========    ===========

    Inventories transferred to equipment                      $   120,417    $       --
                                                              ===========    ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION :

Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 2001 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 2001. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NATURE OF BUSINESS :

We are engaged in the business of manufacturing and distributing supplies for workgroup color printers. Our products include solid ink sticks, color toner cartridges and transparency media. We distribute our products through an international network of dealers and distributors. We also sell directly to end users through programs designed to foster our supplies business.

NOTE 3 - NAME CHANGE :

On April 19, 2002, our shareholders approved an amendment to our Certificate of Incorporation changing our corporate name from Cadapult Graphic Systems, Inc. to Media Sciences International, Inc.

NOTE 4 - CHANGE OF ORGANIZATIONAL STRUCTURE :

On April 19, 2002 our shareholders voted to approve a structural change by agreement between Media Sciences International, Inc. and a newly formed wholly owned New Jersey corporation named Cadapult Graphic Systems, Inc. (the “Subsidiary”).

As a result of the change in corporate structure, Media Sciences International, Inc. is now organized with two operating subsidiaries: Media Sciences, Inc. and Cadapult Graphic Systems, Inc. Media Sciences International, Inc., as a parent corporation, does not have a present intent to engage in substantive independent business operations. We intend to conduct substantially all of our operations in the future through subsidiaries.

NOTE 5 - LOAN FROM OFFICER :

Between August 17, 2000 and September 14, 2000, we borrowed an aggregate of $325,000 from our President, Michael W. Levin. We used the funds as bridge financing for printers acquired for our No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. In September 2001 through March 2002, we repaid $70,000 of these loans. In April 2002, we borrowed an additional $100,000 from Mr. Levin. These loans are unsecured, payable on demand, and carry a 10% interest rate. These short-term loans mature in May 2003. There is no representation or assurance made that Mr. Levin will make any further loans to us.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RECALL AND WARRANTY EXPENSES :

In January 2002, we recalled all solid ink products manufactured between May of 2001 and January 2002. It was discovered that, due to a now resolved change in raw materials, the use of our solid ink sticks manufactured during that time period could cause printer reliability issues. Our warranty stipulates that we will pay reasonable and customary charges for the repair of a printer needing service as a result of using our products. In connection with this issue, for the nine months ended March 31, 2002, we incurred selling, general and administrative expenses associated with the recall and warranty claims for printer repairs in the amount of $2.6 million, net of a $1 million settlement from our product liability carrier.

Warranty claims have dropped sharply over the last 90 days and we have seen no reoccurrence of these issues. In addition, two independent test laboratories have tested the reliability of our solid ink and have found no reliability issues associated with the use of our solid ink products. However, even though the recall is complete, we will continue to receive warranty claims associated with the recalled ink. Therefore, as of March 31, 2002 we reserved $888,936 for future warranty claims. While we believe this reserve is adequate to resolve the remaining claims, it is possible that the warranty claims may exceed the accrual, and therefore be expensed in future periods.

NOTE 7 - PREFERRED STOCK :

On December 13, 2001, the rate of conversion of our class A preferred stock changed from 3.07 shares of common for each share of preferred to five (5) shares of common for each share of preferred.

Our board of directors voted to defer the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the now settled litigation with Tektronix and Xerox. During the nine month period ended March 31, 2002, eight shareholders elected to receive payment in kind, and the company issued 7,711 shares of common stock with a fair market value of $8,482 for payment of accrued dividends totaling $8,482. As of March 31, 2002, $81,113 remains outstanding accrued and unpaid for the above periods. All other dividends have been paid.

NOTE 8 - ACCOUNTING CHANGES :

Effective July 1, 2001, we adopted SFAS 141 and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net loss applicable to common shareholders and basic loss per share for the three months and nine months ended March 31, 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

                                                          Three Months   Nine Months
                                                              Ended        Ended
                                                                March 31, 2001
                                                          --------------------------

        Net loss :
            Reported net loss                              $(390,739)      $(866,027)
            Goodwill amortization, net of taxes               49,201         145,522
                                                           ---------       ---------
                Adjusted net loss                          $(341,538)      $(720,505)

        Basic loss per share :
            Reported basic loss per share                  $   (0.12)      $   (0.26)
            Goodwill amortization                               0.01            0.04
                                                           ---------       ---------
                Adjusted basic loss per share              $   (0.11)      $   (0.22)
During the nine months ended March 31, 2002, $55,152 of goodwill related to the ultraHue acquisition was recorded, and no goodwill was impaired, or written off. As of March 31, 2002, goodwill was $4,873,125 and accumulated amortization was $539,855.

All of our acquired intangible assets are subject to amortization. During the first three quarters of fiscal 2002, we acquired no other intangible assets. Intangible assets amortization expense for the third quarter of fiscal 2002 was $2,267. The components of intangible assets include a covenant not to compete associated with an acquisition, and two acquired URLs. The value of our other intangible assets is $97,000, less accumulated amortization of $53,502.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed September 28, 2001.

Results of Operations

For the Three Months and Nine Months Ended March 31, 2002 and 2001

Sales. Our consolidated sales for the three months ended March 31, 2002 compared to the same period in 2001, increased approximately 9% to $3,302,840 from $3,032,626. Our consolidated sales for the nine months ended March 31, 2002 compared to the same period in 2001, increased approximately 17% to $10,926,716 from $9,357,616. The increase in sales can be attributed to the continued growth of our Media Sciences supplies business offset somewhat by the contraction of Cadapult’s reseller business.

Cost of Sales. Our cost of sales for the three months ended March 31, 2002 were $1,568,232, or approximately 47% of sales, as compared to $1,704,696, or approximately 56% of sales for the comparable period in 2001. Our Cost of sales for the nine months ended March 31, 2002 were $5,179,690, or approximately 47% of sales, as compared to $5,430,805, or approximately 58% of sales for the comparable period in 2001. The changes in our cost of sales can be attributed to the continued transition of our sales to the high margin business generated by our Media Sciences subsidiary.

Selling, General and Administrative. For the three months ended March 31, 2002, our selling, general and administrative expenses increased to $2,891,790 from $1,480,268, which represents an increase to 88% of sales from 48% of sales. For the nine months ended March 31, 2002, our selling, general and administrative expenses increased to $5,220,909 from $3,876,830, which represents an increase to 48% of sales from 42% of sales. The increase in our selling, general and administrative expenses was directly attributable to the recall of our solid ink products in January of 2002 and the associated warranty claims resulting from a now resolved raw material issue. For the nine months ended March 31, 2002 the cost of the recall and warranty expenses, net of a $1 million payment from our product liability insurance was approximately $2.6 million. Included in these costs is an increase in our accrued product warranty liability of approximately $500,000. We believe that the accrual as of March 31, 2002 in the amount of $888,936 is sufficient to resolve any remaining claims resulting from the defective product. For the nine months ended March 31, 2002, we received a favorable settlement in connection with litigation and recorded the net proceeds of $600,000 as a reduction in our selling, general and administrative expenses.

Depreciation and Amortization. For the three months ended March 31, 2002 compared to the same period in 2001, our depreciation expense decreased to $184,654 from $187,495. Amortization of intangibles was $2,267 for both periods. Amortization of goodwill decreased from $82,002 to zero as the result of our adoption of FASB issued SFAS No. 142 as discussed in the above Note 8. For the nine months ended March 31, 2002 compared to the same period in 2001, our depreciation expense increased to $554,360 from $527,829. Amortization of intangibles was $6,901 for both periods. For the nine months ended March 31, 2002, amortization of goodwill decreased from $242,537 to zero as the result of our adoption of FASB issued SFAS No. 142 as discussed in the above Note 8.

Interest Expense. For the three months ended March 31, 2002, our interest expense increased to $89,876 from $61,978. For the nine months ended March 31, 2002, our interest expense increased to $311,077 from $189,132.

Income Taxes. For the three months ended March 31, 2002, we recorded a deferred income tax benefit of approximately $548,000. For the nine months ended March 31, 2002 we recorded a deferred income tax benefit of approximately $62,000. For the three months ended March 31, 2001 we recorded a deferred income tax benefit of $150,825 and for the nine months ended March 31, 2001, we recorded a deferred income tax benefit of $255,117.

Dividends. For the three months ending March 31, 2002, we paid $157,406 of stock dividends to our preferred shareholders of record. For the nine months ending March 31, 2002, we paid $472,219 of stock dividends to our preferred shareholders of record.

Net Loss. For the three month period ended March 31, 2002, we incurred a net loss applicable to common shareholders of $979,214 or $(0.28) per share as compared to a net loss of $390,739 or $(0.12) per share for the corresponding three month period ended March 31, 2001. For the nine month period ended March 31, 2002, we incurred a net loss applicable to common shareholders of $565,238 or $(0.16) per share as compared to a net loss of $866,027 or $(0.26) per share for the corresponding nine month period ended March 31, 2001.

Liquidity and Capital Resources

We experienced negative cash flow of $63,676 for the nine months ended March 31, 2002. Cash used in operations resulted in positive cash flows of $735,092 resulting from a net loss of $93,019, offset primarily by a non cash charge of $554,360 for depreciation and amortization and an increase in accrued product warranty of $488,936.

The cash we used in investing activities included the purchase of equipment in the amount of $267,137 and the purchase of goodwill generated by the ultraHue earn-out in the amount of $55,152.

Cash used in financing activities included the payment of $472,219 of preferred stock dividends.

We have an agreement with a lender under which we can borrow up to $4,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 0.5% over the lender’s base rate, are payable on demand and are collateralized by all of our assets. As of March 31, 2002, $2,234,554 was outstanding under this line.

Between August 17, 2000 and September 14, 2000, we borrowed an aggregate of $325,000 from our President, Michael W. Levin. We used the funds as bridge financing for printers acquired for our No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. These loans are unsecured, payable on demand, and carry a 10% interest rate. Through March 2002, we repaid $70,000 of these loans. In April of 2002, Mr. Levin advanced the company an additional $100,000. These short-term loans mature in May 2003. There is no representation or assurance made that Mr. Levin will make any further loans to us.

In December 2000, the note payable to ultraHue came due and was satisfied with a cash payment of $760,000 and a demand note in the amount of $400,000 bearing an interest rate of 13% per annum. Through March 2002, we repaid $150,000 of this note.

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

PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of stockholders on April 19, 2002. The matters voted upon at the meeting were the following two proposals:

o	to approve a change in the corporate structure of the company, whereby we could may bring greater focus to the operations of our Media Sciences division, by moving the business of Cadapult Graphic Systems to a newly-formed, wholly-owned subsidiary; and
o	to approve an amendment to our certificate of incorporation to change our corporate name to Media Sciences International, Inc.

Our shareholders representing 2,182,702 shares voted for the first proposal with 500 votes cast against, and 2,600 votes abstaining. Our shareholders representing 2,185,302 shares voted for the second proposal with 500 votes cast against, and no abstention.

ITEM 5.   OTHER INFORMATION

On April 19, 2002, we amended our certificate of incorporation to change our corporate name to Media Sciences International, Inc.

On April 30, 2002, we effected the structural change approved by our shareholders on April 19, 2002 by agreement between Media Sciences International, Inc. and a newly formed, wholly owned New Jersey corporation named Cadapult Graphic Systems, Inc. As a result of the change in corporate structure, we are now organized with two operating subsidiaries: Media Sciences, Inc. and Cadapult Graphic Systems, Inc. Media Sciences International, Inc., as a parent corporation, does not have a present intent to engage in substantive independent business operations. We intend to conduct substantially all of our operations in the future through subsidiaries.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 2	Agreement of Change in Corporate Structure
Exhibit 3(i)(1)	Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc.
Exhibit 3(i)(2)	Certificate of Incorporation of Cadapult Graphic Systems, Inc. (a New Jersey corporation)
Exhibit 3(ii)	Bylaws of Cadapult Graphic Systems, Inc. (a New Jersey corporation)
Exhibit 11	Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.

(b)   Reports on Form 8-K.

Not applicable.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: May 14, 2002	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer, President and Chief Financial Officer

Dated: May 14, 2002	By: /s/ Frances Blanco Frances Blanco Vice President and Treasurer