Form 10KSB
period 2002-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2002-10-15
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

        (Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

Issuer’s telephone number: (201) 236-1100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Common Stock	Name of each exchange on which registered AMEX

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $13,844,318.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on September 10, 2002 was $1,213,070.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of September 10, 2002, we had 3,531,363 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

MEDIA SCIENCES INTERNATIONAL, INC.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Our Organization History

We are a Delaware corporation named Media Sciences International, Inc. (“Media Sciences”).

We originally incorporated under the laws of the State of Utah on August 11, 1983 under the name Communitra Energy, Inc. On July 16, 1985, we amended our articles of incorporation to change our name to Seafoods Plus, Ltd.

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

On August 14, 1998, we reincorporated under the laws of the State of Delaware as Cadapult Graphic Systems, Inc.

On August 14, 1998, CGSI, our wholly owned New Jersey subsidiary, merged into Cadapult Graphic Systems, Inc.

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

In December 1999, Media Sciences, Inc. acquired the assets of ultraHue, Inc., a New Mexico corporation, a manufacturer of workgroup color printer supplies.

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

As of June 30, 2002, we had 3,531,363 shares of common stock issued and outstanding and 547,500 shares of preferred stock issued and outstanding.

We have not been subject to bankruptcy, receivership or any similar proceedings.

Our Business

We are a manufacturer of supplies for digital workgroup color printers.

Our wholly owned subsidiary, Media Sciences, Inc., manufactures and distributes color printer supplies, including solid ink sticks and color toner cartridges for use in Tektronix color printers by Xerox and other color printers. Media Sciences distributes these products internationally through a network of dealers and distributors. We intend to grow this business through an expansion of our product line, expansion of our distribution channels and through demand creation marketing programs.

Our wholly owned subsidiary, Cadapult Graphic Systems, Inc. sells supplies directly to certain end users through our No-Cap Color program and to those with whom we have a historical relationship.

Operating Strategy

We have a strategic objective of becoming the leading independent manufacturer of supplies for digital color business printers. We intend to achieve this objective through an expansion of our product line, through brand development, an expansion of our distribution network and through marketing programs.

The opportunity to sell Media Sciences supplies exists in the installed base of workgroup, or business, color printers. The installed base are those color printers used by organizations of all sizes. Almost all of these organizations are using original equipment manufacturer (OEM) supplies, or those being produced by, and sold under the label of, the printer manufacturer such as Tektronix, Xerox or QMS. We believe that as color printers become more commonplace in the office environment, a subset of these users will seek alternative supplies to the OEM brand, primarily as a way to reduce the cost of ownership of their color printers. If we look at the color market as being analogous to the monochrome printer and supply market, an opportunity exists for alternate supply manufacturers to achieve a 20-25% market share in the aggregate. Our objective is to be the leader within this market space by providing high quality, less expensive color printer supplies through the same distribution channels used for selling the OEM supplies.

In addition to penetrating the installed base, we intend to create a significant new set of color printer users who are contractually committed to our supplies. We are striving to achieve this objective through our sales programs such as our No-Cap Color printer program. We believe this program provides a unique opportunity for organizations that are not currently using color printers to migrate to color without the cost and technology risk of buying a printer outright.

Principal Products and Services and Programs

Products

Solid Ink Sticks. We manufacture and distribute solid ink sticks for use in the Xerox/Tektronix Phaser 340, 350, 360, 840, 850, 860 and Phaser 8200 color printers. Our ink is sold under the Media Sciences brand, and under the brands of many of our dealers and distributors. We offer flexible, custom packaging to meet the needs of those distribution partners. Our solid ink is typically sold to organizations at prices that are 20% to 50% less than those of the Xerox/Tektronix brand.

Toner Cartridges. We offer two lines of toner cartridges: Identicals and our Clearcase line of toner cartridges. As with our ink, our toner cartridges are sold under the Media Sciences brand and under the brands of our distributors. We plan to expand our toner cartridges offerings both within the Xerox/Tektronix line of color printers and to other color printer manufacturers as well.

o	Identicals — Our Identical line of toner cartridges include toner cartridges for the Xerox/Tektronix Phaser 780, 1235, 2135 and 6200 color printers. These are new cartridges offered at a discount to those of the OEM.
o	Clearcase — Our Clearcase line of toner cartridges are for use in Xerox/Tektronix Phaser 560, 740 and 750 color printers. These are newly manufactured toner cartridges, featuring a unique clear case, allowing the user to see the colored toner within the cartridges. These cartridges are offered at a discount of up to 30% to the prices of the OEM.

Sales Programs

No-Cap Color. Our No-Cap Color program provides a customer with one or more workgroup color printers, at no charge, in return for a monthly or bi-monthly commitment to purchase certain Media Sciences supplies from us. These printers have retail values of up to $6,000 and include service throughout the duration of the program. We offer several printers under this program, including two business printers, one solid ink, one laser, and one graphic arts printer. We target the broad corporate market with this program, as well as certain vertical markets. The printer remains the property of Media Sciences or its assignees at all times.

Our No-Cap Color program offers benefits to both the end user and Media Sciences. The end user benefits by obtaining a color printer without a capital investment and without service costs. End user costs are limited to the purchase of supplies that they would need to purchase anyway. We benefit by creating new customers with an obligation to purchase our supplies, thereby creating a high-margin reoccurring revenue stream.

Printers for our No-Cap Color program are purchased outright and/or leased to us by third party leasing companies.

Marketing and Sales Plans

We intend to increase our marketing and sales efforts. The goal of these efforts is to increase revenues through increased market awareness of our products and sales programs.

We are expanding our Media Sciences distribution channels through outside sales efforts and direct mail. We intend to strengthen these channels through performance based sales incentive programs. We plan to build end-user awareness and demand for our supplies through advertising and marketing campaigns.

We continue to market our No-Cap Color program. The goal of this effort is to drive potential customers to our No-Cap Color web site where they pre-qualify themselves for the program. Leads generated through this site are followed up by inside sales people. We presently use a combination of direct mail and e-mail marketing and banner advertising, and we plan to also use affiliate marketing, to drive traffic to www.nocapcolor.com.

Industry and Market Overview

The office environment has been dominated by monochrome (black and white) printers and color monitors. Over the past several years, color printers have been introduced to the office environment for mission critical applications where color is a must. Today, however, with the ever-increasing quality, print speed and lower costs of acquisition and ownership, these printers are being placed and used more frequently in the office. U.S. placements of these workgroup color printers are expected to increase from 486,000 in 2000 to 5,767,000 in 2005 or at a compound annual growth rate of 64%, according to year 2002 market research by Cap Ventures. We believe the worldwide market for color printers is twice this size and will grow at approximately the same rate. Output in pages from 2000-2005 is expected to change from 292 billion pages in 2000 to 445 billion pages in 2005, but in 2000 color output accounted for approximately 4% of these total pages. It is forecasted that by 2005 it will grow to 8%, according to year 2002 market research by Cap Ventures. As more printers are used and more color pages are produced, organizations large and small will need to manage the on-going and increasing supplies expense for their color printers.

Digital color printers create an ongoing requirement for service and supplies. The reoccurring business of supply purchases often exceeds the original costs of the device over its lifetime. Today, in the color workgroup printer environment, supplies for these printers are manufactured and distributed by the printer manufacturers. There exists little competition to these sources of supplies. As the adoption of color printing technology continues, we expect the demand for alternative supplies to grow dramatically. In the monochrome printer market, year 2000 market research by Lyra Research Inc. estimates that third party supply manufacturers will provide approximately 22-27% of the supplies consumed from 2000-2003. We believe that a similar opportunity exists in the color market.

Distribution Methods of the Products and Services

Media Sciences, Inc. sells through an international network of OEM’s, distributors and dealers. Our OEM customers resell our product under their brands to their own networks of dealers and distributors. Our OEM customers include a printer manufacturer and an office supply wholesaler. Our distributor customers sell our product either under the Media Sciences brand or under their own brands. Our distribution customers include Tech Data, a technology distribution company, as well as several other printer supply distributors. Our dealers typically sell our products under the Media Sciences brand, and include such companies as Staples.

Our distribution can also be profiled by the markets they serve, including office supply wholesalers, remanufacturers, technology resellers, catalog and web resellers, and those who sell to the government.

Our products are available in North and South America, Europe, South Africa, and Australia.

Cadapult Graphic Systems sell supplies directly to certain end users through our No-Cap Color program and to those with whom we have a historical relationship. These direct sales are conducted through telephone and Internet sales efforts.

Competition

We primarily compete with the original equipment manufacturer of the printers for which we provide supplies, including Xerox, which sells printers under the Tektronix and Xerox brands. Other than the original equipment manufacturers, we are not aware of any other significant competitor that provides solid ink or toner for use in these printers.

Principal Suppliers

Purchases from two vendors amounted to 51% of total purchases for the fiscal year ended June 30, 2002.

Dependence on Major Customers

Sales to one customer represented 12% of our revenues in our fiscal year ended June 30, 2002. Sales to that same customer represented 10% of our revenues in our fiscal year ended June 30, 2001.

Intellectual Property

We regard our trademarks, trade secrets, and proprietary technology and similar intellectual property as critical to our success, and rely on trademark, copyright and patent law, trade secret protection and confidentiality and other agreements with our employees, customers, partners and others to protect our proprietary rights. We have applied for the registration of trademarks in the United States and we are in the process of applying for certain patents in the United States.

Need for Government Approval

Not applicable.

Government Regulation

Not applicable.

Research and Development

Not applicable.

Compliance with Environmental Laws

Not applicable.

Employees

We currently have 37 full-time employees, including seven management level employees.

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

-------------------------  -----------  -----------  -----------------------  -----------------
                           Approximate  Approximate                                  Lease
Location                   Square Feet  Annual Rent             Use             Expiration Date
-------------------------  -----------  -----------  -----------------------  -----------------

40 Boroline Road              15,400      $184,800   Executive Offices,       May 31, 2011
Allendale, NJ 07401                                  Warehouse, and
                                                     Manufacturing Facility

201 MJL Center                1,500       $26,400    Sales                    month to month
16398 NE 85th Street                                                          lease
Redmond, Washington 98052
-------------------------  -----------  -----------  -----------------------  -----------------

ITEM 3.   LEGAL PROCEEDINGS

As at June 30, 2002, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business.

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

PART II

ITEM 5.   MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth for the periods indicated, the high and low closing bid or sale prices for a share of the common stock, during the relevant periods, as reported by the OTC Bulletin Board and the American Stock Exchange. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Year           Quarter Ended                   High               Low
-----------           ------------------             ------            -------
2001                  September 30, 2000             $3.125            $1.8125
                      December 31, 2000              $3.125            $1.750
                      March 31, 2001                 $2.10             $1.20
                      June 30, 2001                  $2.00             $0.85
2002                  September 30, 2001             $2.00             $1.00
                      December 31, 2001              $1.50             $1.04
                      March 31, 2002                 $1.30             $1.00
                      June 30, 2002                  $1.19             $0.95

Holders

The approximate number of holders of record of our common stock as of June 30, 2002 was 385. As of that date, there were approximately 633 beneficial stockholders, including stockholders holding common stock under nominee security position listings.

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

Our series A preferred stock bears a fixed dividend at an annual rate of 11.5%. Dividends are to be paid in cash each quarter in arrears. The first dividend payment occurred on January 1, 2000. Unless we have fully paid all dividends on the outstanding shares of series A preferred stock, we cannot declare or pay cash dividends, or distribute or set aside assets, for any of our other securities.

In March 2001, our Board of Directors voted to defer, until fiscal year 2002, the cash payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the now settled litigation with Tektronix, Inc. and Xerox Corporation. Our preferred shareholders had the option to receive payment in kind, through a common stock issuance valued at $1.00 per share, the fair market value of our common stock on that date. In September 2001, our preferred shareholders were permitted the option to receive dividend payment for those two payments through payment in kind, through a common stock issuance valued at $1.10 per share, the fair market value of our common stock on that date. Through December 31,2001, thirty three shareholders elected to receive their dividend payments through the payment in kind, totaling $154,134 and consisting of 148,136 shares of common stock for the two periods ending March 31, 2001 and June 30, 2001.

In June 2002, our Board of Directors voted to again offer preferred shareholders the option to receive payment in kind for the dividend periods ending June 30, 2002 and September 30, 2002 in order to conserve cash flow, through a common stock issuance at $0.95 per share, the fair market value of our common stock on that date. Fourteen shareholders elected to receive their dividend payments through the payment in kind, totaling $87,112.50 and consisting of 91,694 shares of common stock for the two periods ending June 30, 2002 and September 30, 2002, of which 45,847 shares are deemed issued as of June 30, 2002 and 45,847 shares are to be issued on or about September 30, 2002.

Securities Authorized for Issuance under Equity Compensation Plans

                                        Number of securities to     Weighted average
                                        be issued upon exercise     exercise price of       Number of securities
                                        of outstanding options,     outstanding options,    remaining available for
Plan category                           warrants and rights         warrants and rights     future issuance
-------------------------------------   -----------------------     -------------------     -----------------------

Equity compensation plans approved by            306,728                   $2.00                 157,355
securities holders

Equity compensation plans not                  3,249,000                   $2.95                       0
approved by security holders

Total                                          3,555,728                   $2.87                 157,355

Under our incentive stock option plan for employees, directors and consultants, which was adopted by our Board of Directors and approved by our shareholders on August 10, 1998, we reserved 500,000 shares of our common stock for issuance pursuant to exercises of incentive stock options. An incentive stock option entitles the holder to purchase a share of our common stock at a purchase price equal to the fair market value of the common stock on the day of grant. As of June 30, 2002, option holders have exercised options to purchase 35,917 shares of common stock, and we had outstanding incentive stock options to purchase approximately 306,728 shares of common stock, exercisable, subject to vesting, for five or ten years from the date of grant at prices of $1.09 to $3.31. Under our current director compensation plan, our outside directors are granted five year options under the incentive stock option plan to purchase 10,000 shares of common stock, exercisable at the fair market value on the date of appointment to the Board, and will be granted, annually, additional options to purchase 5,000 shares of common stock on or about each July 1 for continued service on the Board.

In August 1998, we issued warrants to purchase 75,000 shares of common stock exercisable for five years at $4.00 per share for legal services.

Pursuant to an employment agreement effective as of May 1, 1998, and as amended September 1, 1998, we issued Michael Levin stock options to purchase up to 500,000 shares of common stock, subject to vesting upon Media Sciences attaining certain specified corporate milestones based upon corporate earnings, exercisable for five years, at $1.375 per share.

In February 1999, we issued warrants to purchase 30,000 shares of common stock exercisable for five years at $5.00 per share for legal services.

Pursuant to employment agreements, amended as of March 5, 1999, of Duncan Huyler, Vice President, and of Frances Blanco, Vice President, Treasurer and Secretary, stock options, which were reissued on May 6, 2001, to purchase up to 100,000 shares of common stock, subject to vesting upon Media Sciences attaining certain specified corporate milestones based upon corporate earnings, exercisable for five years at $1.25 per share.

On December 13, 1999, we issued to each of Donald Gunn and another employee stock options, which were reissued on December 14, 2001, to purchase 50,001 shares of our common stock, subject to vesting over a three year period, exercisable for five years at $1.27 per share.

From October 1999 to March 10, 2000, we conducted a private placement of 550,000 units of our securities and raised gross proceeds of approximately $5,500,000. Each unit consisted of one share of convertible preferred stock and a warrant, exercisable for five years at $4.50 per share, to purchase two shares of common stock. In connection with the private placement, we issued to the investors and consultants, including the placement agent and members of the selling group, an aggregate of 550,000 shares of preferred stock and 1,956,500 warrants, exercisable for five years, to purchase shares of common stock, as follows: 15,000 shares at $3.00 per share; 40,000 shares at $3.75 per share; 15,000 shares at $4.00 per share; 236,500 shares at $1.65 per share; and 1,100,000 shares at $3.75 per share.

Pursuant to an oral employment agreement effective as of July 2000, and as amended September 7, 2000, we issued to Duncan Yates stock options, which were reissued on May 6, 2001, to purchase up to 100,000 shares of common stock, of which stock options to acquire 50,000 shares vested immediately and stock options to acquire an additional 50,000 shares are subject to vesting upon us attaining certain specified corporate milestones, exercisable for five years at $1.25 per share.

On May 31, 2001, we issued warrants to purchase up to 200,000 shares of our common stock exercisable for five years at $1.00 per share in consideration for consulting services.

On June 14, 2002, in connection with the issuance of short-term promissory notes, we issued warrants to purchase up to 87,500 shares of our common stock exercisable for five years at $1.00 per share.

Transfer Agent

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

Recent Sales of Unregistered Securities

In connection with preferred stock dividends, our Board of Directors voted to defer, until fiscal year 2002, the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the Tektronix/Xerox litigation, which has since been settled. We also offered our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.00 per share, the fair market value of our common stock on that date. The offer expired on May 15, 2001. As of May 15, 2001, thirty shareholders elected to receive their dividend payment through the payment in kind, totaling $88,152 and consisting of 88,152 shares of stock for the two periods ending March 31, 2001 and June 30, 2001. On September 11, 2001, our Board of Directors voted to again offer our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.10 per share, the fair market value of our common stock on that date. As of September 17, 2001, one shareholder elected to receive its dividend payment through the payment in kind, totaling $57,500 and consisting of 52,273 shares of stock for the two periods ending March 31, 2001 and June 30, 2001. In June 2002, our Board of Directors voted to again offer preferred shareholders the option to receive payment in kind for the dividend periods ending June 30, 2002 and September 30, 2002 in order to conserve cash flow, through a common stock issuance at $0.95 per share, the fair market value of our common stock on that date. Fourteen shareholders elected to receive their dividend payments through the payment in kind, totaling $87,112.50 and consisting of 91,694 shares of common stock for the two periods ending June 30, 2002 and September 30, 2002, of which 45,847 shares are deemed issued as of June 30, 2002 and 45,847 shares are to be issued on or about September 30, 2002.

On June 14, 2002, we issued short-term promissory notes aggregating $175,000 and warrants to purchase up to 87,500 shares of our common stock, exercisable for five years at $1.00 per share, in transactions deemed to be exempt under Section 4(2) of the Securities Act to seven investors: Paul Levin, Frank and Edna Blanco, Nathan D. Watters, Adam H. Watters, Mitchell Baker, Esther Baker, and Harold and Marsha Kugelman. The notes mature in December 2002 and bear simple interest at the rate of 12% per year. In the event of default on repayment, as penalty, the simple interest rate shall be increased to a rate of 20% per year commencing from the date of default. The note holders are persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; Mitchell Baker is the son of Paul Baker, a director of Media Sciences; and Esther Baker is the wife of Paul Baker. Each of Michael W. Levin, Frances Blanco, and Paul Baker disclaims beneficial ownership of these notes and related warrants, except that Paul Baker may be deemed the beneficial owner of the $25,000 note and 12,500 warrants acquired by his wife as part of the transaction. We made a determination that the note holders were accredited investors and sophisticated persons with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

On September 24, 2002, we granted options to purchase 5,000 shares of common stock, exercisable for five years at $0.65 per share to each of Paul Baker, Berthel SBIC, and Ed Ruzinsky in connection with their services on the Board of Directors, in transactions deemed to be exempt under Section 4(2) of the Securities Act.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Forward-looking” Information

This report on Form 10-KSB contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations and beliefs, including, but not limited to statements concerning Media Sciences’ expected growth. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 2002.

Results of Operations For The Year Ended June 30, 2002

Sales. Sales for the year ended June 30, 2002 compared to the year period ended June 30, 2001 increased approximately 10% to $13,844,318 from $12,523,401. Media Sciences sales increased approximately 51% to $8,300,027 from $5,145,964.

Cost of Sales. Cost of sales for the year ended June 30, 2002 were $7,240,840 or approximately 52% of sales, as compared to $7,596,973 or approximately 61% for the year period ended June 30, 2001. Certain direct and indirect manufacturing costs previously reported as selling, general and administrative costs for the year ended June 30, 2001 have been reclassified to conform to the current year’s presentation where these costs are now classified as cost of sales. Approximately $460,000 of these costs for the year ended June 30, 2001 were reclassified as cost of sales.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 2002 decreased to $6,282,040 or 45% of sales from $6,763,208 or 54% of sales for the year ended June 30, 2001. For the year ended June 30, 2002, our selling general and administrative costs included approximately $3 million of expenses related to the recall of our solid ink and the related warranty expenses. In addition, for the year ended June 30, 2002, we recorded a reduction in our selling, general and administrative costs of approximately $600,000 due to the net settlement of a legal malpractice suit. Our selling, general and administrative expenses for the year ended June 30, 2001 included approximately $1.1 million in legal fees, associated with the now settled litigation with Tektronix and Xerox, the present value of future payments under a supplier agreement in the amount of $884,000, an accrual of warranty expenses in the amount of $400,000 and expenses associated with the move and consolidation of our facility of approximately $150,000.

Depreciation and Amortization. Depreciation and amortization expense for the year ended June 30, 2002 decreased to $736,097, including $447,313 included in cost of sales, from $771,461 for the year ended June 30, 2001 of which $104,124 was included in cost of sales. Amortization of goodwill decreased from $368,157 to zero as the result of our adoption of FASB issued SFAS No. 142 as discussed in Note 1 of the financial statement.

Interest Expense. Interest expense for the year ended June 30, 2002 increased to $409,857 from $265,012 incurred for the year ended June 30, 2001. The increase in interest was due to increased borrowings and the interest component of payments on capital leases the supplier agreement.

Income Taxes. For the year ended June 30, 2002, we recorded an income tax benefit of $147,670 versus an income tax benefit of $1,153,224 for the year ended June 30, 2001. We recognized an income tax benefit because we determined that it was more likely than not that we would be able to fully utilize our deferred tax assets.

Dividends. For the year ended June 30, 2002, we paid or accrued $629,515 of stock dividends to our preferred shareholders. In March 2001, our Board of Directors voted to defer, until fiscal year 2002, the cash payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the now settled litigation with Tektronix, Inc. and Xerox Corporation. Our preferred shareholders had the option to receive payment in kind, through a common stock issuance valued at $1.00 per share, the fair market value of our common stock on that date. In September 2001, our preferred shareholders were permitted the option to receive dividend payment for those two payments through payment in kind, through a common stock issuance valued at $1.10 per share, the fair market value of our common stock on that date. Through December 31,2001, thirty three shareholders elected to receive their dividend payments through the payment in kind, totaling $154,134 and consisting of 148,136 shares of common stock for the two periods ending March 31, 2001 and June 30, 2001. In June 2002, our Board of Directors voted to again offer preferred shareholders the option to receive payment in kind for the dividend periods ending June 30, 2002 and September 30, 2002 in order to conserve cash flow, through a common stock issuance at $0.95 per share, the fair market value of our common stock on that date. Fourteen shareholders elected to receive their dividend payments through the payment in kind, totaling $87,112.50 and consisting of 91,694 shares of common stock for the two periods ending June 30, 2002 and September 30, 2002, of which 45,847 shares are deemed issued as of June 30, 2002 and 45,847 shares are to be issued on or about September 30, 2002.

Net Income (Loss). For the year ended June 30, 2002, we incurred a loss applicable to common shareholders of $859,048 or $0.25 per share as compared to the year ended June 30, 2001 where we incurred a loss of $2,248,765 or $0.68 per share. The conversion of the Series A convertible preferred stock has been excluded from the computation of diluted earnings per share for the years ended June 30, 2002 and 2001, as the conversion would be anti-dilutive after adding back preferred stock dividends to net income.

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

Cost of Sales. Cost of sales for the year ended June 30, 2001 were $7,596,973 or approximately 61% of sales, as compared to $8,738,404 or approximately 65% for the year period ended June 30, 2000. Gross profit margins increased in the year ended June 30, 2001 due to the transition of the business from our legacy reseller business to that of the higher margin Media Sciences supply business.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 2001 increased to $6,763,208 or 54% of sales from $3,759,330 or 28% of sales for the year ended June 30, 2000. Our selling, general and administrative expenses for the year ended June 30, 2001 increased significantly due to several significant non-reoccurring expenses including approximately $1.1 million in legal fees, associated with the now settled litigation with Tektronix and Xerox, the present value of future payments under a supplier agreement in the amount of $884,000, and expenses associated with the move and consolidation of our facility of approximately $150,000.

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

Dividends. For the year ended June 30, 2001, we paid or accrued $632,500 of stock dividends to our preferred shareholders. Our board of directors voted to defer the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the Tektronix/Xerox litigation. We also offered our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.00 per share, the fair market value of our common stock on that date. As of May 15, 2001, thirty shareholders elected to receive their dividend payment through the payment in kind, totaling $88,152 and consisting of 88,152 shares of stock for the two periods ending March 31, 2001 and June 30, 2001. On September 11, 2001, our board of directors again voted to offer our preferred shareholders the option to receive payment in kind, through a common stock issuance at $1.10 per share, the fair market value of our common stock on that date. As of September 17, 2001, one shareholder elected to receive its dividend payment through the payment in kind, totaling $57,500 and consisting of 52,273 shares of stock for the two periods ending March 31, 2001 and June 30, 2001.

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

Liquidity and Capital Resources

We experienced negative cash flow of $89,964 for the one year period ended June 30, 2002. Cash used in operations resulted in positive cash flows of $1,354,931 resulting from a net loss of $229,533, offset primarily by a non-cash charge of $739,711 for depreciation and amortization, an increase in accounts payable of $921,825 and a decrease in accounts receivable of $470,106.

The cash we used in investing activities included the purchase of equipment in the amount of $461,142.

Cash used in financing activities included the payment of $577,476 of preferred stock dividends, and payments on long-term debt of $596,452, offset by $205,000 of net proceeds from short-term borrowings.

We have an agreement with a lender under which we can borrow up to $4,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.25% over the lender’s base rate, are payable on demand and are collateralized by all assets of our company. We are also required to pay an unused facility fee of .25% per annum, payable monthly. As of June 30, 2002, $1,688,915 was outstanding under this line. At June 30, 2002, we were in default of certain covenants of the agreement. On October 11, 2002, effective July 1, 2002, the two covenants in our lending agreement were replaced by a single covenant relating to cash flow coverage to be tested quarterly. As of September 30, 2002, we were in compliance with this new covenant.

Between August 17, 2000 and September 14, 2000, we borrowed an aggregate of $325,000 from our President, Michael W. Levin. We used the funds as bridge financing for printers acquired for our No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. These loans are unsecured, payable on demand, and carry a 10% interest rate. Through March 2002, we repaid $70,000 of these loans. In April of 2002, Mr. Levin advanced to us an additional $100,000. These short-term loans mature in May 2003. There is no representation or assurance made that Mr. Levin will make any further loans to us.

In December 2000, the note payable to ultraHue came due and was satisfied with a cash payment of $760,000 and a demand note in the amount of $400,000 bearing an interest rate of 13% per annum. Through June 2002, we repaid $216,096 of this note.

On June 14, 2002, we issued short-term promissory notes aggregating $175,000 and warrants to purchase up to 87,500 shares of our common stock exercisable for five years at $1.00 per share to seven note holders: Paul Levin, Frank and Edna Blanco, Nathan D. Watters, Adam H. Watters, Mitchell Baker, Esther Baker, and Harold and Marsha Kugelman. The notes mature in December 2002 and bear simple interest at the rate of 12% per year. In the event of default on repayment, as penalty, the simple interest rate shall be increased to a rate of 20% per year commencing from the date of default. The note holders are persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; Mitchell Baker is the son of Paul Baker, a director of Media Sciences; and Esther Baker is the wife of Paul Baker. Each of Michael W. Levin, Frances Blanco, and Paul Baker disclaims beneficial ownership of these notes and related warrants, except that Paul Baker may be deemed the beneficial owner of the $25,000 note and 12,500 warrants acquired by his wife as part of the transaction. The purpose of the transaction was to provide short-term cash flow for the company. The terms of the short-term financing were determined by the Board of Directors in light of the company’s financial condition, and the market value of the company’s common stock at the time, and were deemed fair to the company and viewed as an arm’s length transaction. There is no ongoing contractual or other commitments resulting from this transaction.

Capital Expenditures

We plan to acquire at least $500,000 of color printers for our No-Cap Color printer program. Further, we anticipate committing to additional color toner development and tooling programs. Costs of these programs during the next twelve months are estimated to be up to $750,000.

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

Financial Report - June 30, 2002

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
Consolidated Statements of Operations                                    F-3
Consolidated Statements of Changes in Shareholders' Equity               F-4
Consolidated Statements of Cash Flows                                    F-5
Notes to Consolidated Financial Statements                               F-7

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheets of Media Sciences International, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Media Sciences International, Inc. and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

WISS & COMPANY, LLP

Livingston, New Jersey
August 29, 2002, except for Note 5
for which the date is October 11, 2002

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                       ----------------------------
                                   ASSETS                  2002            2001
                                                       ------------    ------------

CURRENT ASSETS:
   Cash and equivalents                                $     42,180    $    132,144
   Accounts receivable, less allowance for
      doubtful accounts of $35,000                        1,257,270       1,805,272
   Inventories                                            1,324,583       1,214,358
   Deferred income taxes                                  1,000,000         982,000
   Prepaid expenses and other current assets                 59,846          83,586
                                                       ------------    ------------
      Total Current Assets                                3,683,879       4,217,360
                                                       ------------    ------------

PROPERTY AND EQUIPMENT, NET                               1,778,497       1,870,227
                                                       ------------    ------------

OTHER ASSETS:
   Goodwill and other intangible assets, net              4,392,773       4,328,517
   Deferred income taxes                                    500,000         366,000
   Other assets                                              57,733          65,258
                                                       ------------    ------------

                                                          4,950,506       4,759,775
                                                       ------------    ------------

                                                       $ 10,412,882    $ 10,847,362
                                                       ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                                     $  3,004,036    $  2,732,582
   Accounts payable                                       2,311,790       1,391,965
   Accrued expenses and other current liabilities           129,495         241,194
   Accrued product warranty                                 500,000         400,000
   Dividends payable                                        113,849         170,598
   Accrued expense - supplier                               395,153         225,000
   Deferred revenues                                        230,297         277,833
                                                       ------------    ------------
      Total Current Liabilities                           6,684,620       5,439,172
                                                       ------------    ------------

OTHER LIABILITIES:
   Long-term debt, less current maturities                  194,336         782,271
   Accrued expense - supplier                               330,644         659,000
                                                       ------------    ------------
                                                            524,980       1,441,271
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Series A Convertible Preferred stock,
      $.001 par value, Authorized 1,000,000 shares;
      issued and outstanding 547,500 shares
      in 2002 and 2001                                          547             547
   Common stock, $.001 par value,
      Authorized 20,000,000 shares;
      issued and outstanding 3,531,363
      shares in 2002 and 3,477,805 in 2001                    3,532           3,478
   Additional paid-in capital                             5,065,833       5,599,991
   Cost of 10,564 shares of common stock in treasury        (20,832)        (20,832)
   Retained earnings (deficit)                           (1,845,798)     (1,616,265)
                                                       ------------    ------------
      Total Shareholders' Equity                          3,202,735       3,966,372
                                                       ------------    ------------

                                                       $ 10,412,882    $ 10,847,362
                                                       ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended June 30,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

NET SALES                                          $ 13,844,318    $ 12,523,041
                                                   ------------    ------------
COSTS AND EXPENSES:
  Cost of sales, excluding depreciation               6,793,527       7,492,849
  Depreciation                                          447,313         104,124
                                                   ------------    ------------
       Total cost of sales                            7,240,840       7,596,973
                                                   ------------    ------------

GROSS PROFIT                                          6,603,478       4,926,068

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          6,282,040       6,763,208

DEPRECIATION AND AMORTIZATION                           288,784         667,337
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                            32,654      (2,504,477)
INTEREST EXPENSE, NET                                   409,857         265,012
                                                   ------------    ------------
LOSS BEFORE INCOME TAXES (CREDITS)                     (377,203)     (2,769,489)
INCOME TAX CREDIT                                      (147,670)     (1,153,224)
                                                   ------------    ------------
NET LOSS                                           $   (229,533)   $ (1,616,265)
                                                   ============    ============
PREFERRED STOCK DIVIDENDS                          $    629,515    $    632,500
                                                   ============    ============
LOSS APPLICABLE TO COMMON SHAREHOLDERS             $   (859,048)   $ (2,248,765)
                                                   ============    ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      3,484,057       3,297,575
                                                   ============    ============

BASIC NET LOSS PER COMMON SHARE                    $      (0.25)   $      (0.68)
                                                   ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

                                       Common Stock      Preferred Stock              Additional    Retained        Total
                                    ------------------   ---------------   Treasury    Paid-in      Earnings     Shareholders'
                                     Shares     Amount   Shares   Amount    Stock      Capital      (Deficit)       Equity
                                    ---------   ------   -------  ------   --------   ----------   -----------   -------------

BALANCES, JUNE 30, 2000             3,228,451   $3,228   550,000  $  550   $     --    5,888,182   $        --   $   5,891,960

YEAR ENDED JUNE 30, 2001:
  Issuance of stock for
    acquisition contingencies          88,737       89        --      --         --      156,690            --         156,779
  Exercise of employee stock
    options                            12,500       12        --      --    (20,832)      17,113            --          (3,707)
  Issuance of stock for
    dividend payment                  140,425      141        --      --         --      145,511            --         145,652
  Conversion of preferred
    stock to common stock               7,692        8    (2,500)     (3)        --           (5)           --              --
  Issuance of warrants for
    services                               --       --        --      --         --       25,000            --          25,000
  Preferred stock dividend, 11.5%          --       --        --      --         --     (632,500)           --        (632,500)
  Net loss                                 --       --        --      --         --           --    (1,616,265)     (1,616,265)
                                    ---------   ------   -------   -----   --------   ----------   -----------   -------------
BALANCES, JUNE 30, 2001             3,477,805    3,478   547,500     547    (20,832)   5,599,991    (1,616,265)      3,966,919

YEAR ENDED JUNE 30, 2002:
  Issuance of stock for
     dividend payment                  53,558       54        --      --         --       51,985           --           52,039
  Issuance of warrants to purchase
     common stock                          --       --        --      --         --       43,372           --           43,372
  Preferred stock dividend, 11.5%          --       --        --      --         --     (629,515)          --         (629,515)
  Net loss                                 --       --        --      --         --           --     (229,533)        (229,533)
                                    ---------   ------   -------   -----   --------   ----------   -----------   -------------

BALANCES, JUNE 30, 2002             3,531,363   $3,532   547,500   $ 547   $(20,832)  $5,065,833   $(1,845,798)  $   3,203,282
                                    =========   ======   =======   =====   ========   ==========   ===========   =============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year Ended June 30,
                                                        --------------------------
                                                           2002           2001
                                                        -----------    -----------

  Net income (loss)                                     $  (229,533)   $(1,616,265)
  Adjustments to reconcile net income (loss) to
     net cash flows from operating activities:
   Depreciation and amortization                            739,711        771,461
   Deferred income taxes                                   (152,000)    (1,167,000)
   Issuance of common stock and warrants for services          --           25,000
   Provision for bad debts                                   77,896          5,434
   Loss on sale of fixed asset                                 --           28,812
   Changes in operating assets and liabilities:
    Accounts receivable                                     470,106        380,197
    Inventories                                            (230,152)        47,861
    Prepaid expenses and other current assets                23,740         88,895
    Other assets                                              7,525         60,791
    Dividends payable                                       (56,749)       170,598
    Accounts payable                                        921,825        316,137
    Accrued expenses and other current liabilities          (11,699)       350,198
    Accrued expense - supplier                             (158,203)       884,000
    Deferred revenues                                       (47,536)      (188,600)
                                                        -----------    -----------
      Net cash flows from operating activities            1,354,931        157,519
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (461,142)      (877,173)
  Purchase of intangible assets                                --         (139,673)
  Deferred acquisition costs                                   --            8,903
                                                        -----------    -----------
      Net cash flows from investing activities             (461,142)    (1,007,943)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable to bank, net                                 (14,825)       678,058
  Payments on long-term debt                               (596,452)       361,223
  Proceeds received from short-term borrowings              175,000           --
  Note payable - purchase of business                          --         (760,000)
  Net advances from officer                                  30,000        325,000
  Preferred stock dividends                                (577,476)      (486,848)
  Purchase of treasury stock                                   --           (5,582)
  Sale of common stock                                         --            1,875
                                                        -----------    -----------
      Net cash flows from financing activities             (983,753)       113,726
                                                        -----------    -----------
NET CHANGE IN CASH AND EQUIVALENTS                          (89,964)      (736,698)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                     132,144        868,842
                                                        -----------    -----------
CASH AND EQUIVALENTS, END OF YEAR                       $    42,180    $   132,144
                                                        ===========    ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

                                                            Year Ended June 30,
                                                        --------------------------
                                                           2002           2001
                                                        -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                         $   413,825    $   239,925
                                                        ===========    ===========
  Income taxes paid                                     $    11,130    $    39,913
                                                        ===========    ===========
  Issuance of common stock upon satisfaction
     of acquisition contingency                         $      --      $   156,779
                                                        ===========    ===========
  Issuance of common stock as dividend payment          $    52,039    $   145,652
                                                        ===========    ===========
  Purchase of treasury stock                            $      --      $    15,250
                                                        ===========    ===========
  Acquisition of equipment by capital leases            $    56,106    $   655,444
                                                        ===========    ===========
  Issuance of warrants in connection with proceeds
      received on short - term borrowings               $    43,372    $      --
                                                        ===========    ===========
  Transfer of inventory to property and equipment       $   119,927    $      --
                                                        ===========    ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    -   NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Nature of the Business – Media Sciences International, Inc. and subsidiaries, collectively referred to as the “Company”, manufacture and distribute supplies for workgroup color printers. The Company’s products include solid ink sticks, color toner cartridges and transparency media. The Company distributes its products through an international network of dealers and distributors. The Company also sells directly to end users through programs designed to foster the supplies business. The Company has its corporate headquarters in New Jersey and has offices in Redmond, Washington.

        Name Change – On April 19, 2002, the Company’s shareholders approved an amendment to its Certificate of Incorporation changing the corporate name from Media Sciences International, Inc. to Media Sciences International, Inc.

        Change of Organizational Structure – On April 19, 2002, the Company’s shareholders voted to approve a structural change by agreement between Media Sciences International, Inc. and a newly formed wholly owned New Jersey corporation named Media Sciences International, Inc. (the Subsidiary).

         As a result of the change in corporate structure, Media Sciences International, Inc. is now organized with two operating subsidiaries: Media Sciences, Inc. and Media Sciences International, Inc. Media Sciences International, Inc., as a parent corporation, does not have a present intent to engage in substantive independent business operations. The Company intends to conduct substantially all of its operations through subsidiaries.

        Principles of Consolidation - The consolidated financial statements include the accounts of Media Sciences International, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of cash and unsecured trade receivables. The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At various times during the year, such balances may exceed the FDIC limit.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Concentrations of credit risk with respect to all trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral. Management feels that credit risk beyond the established allowance at June 30, 2002 is limited.

        Financial Instruments – Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, short-term and long-term debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

        Vendor Concentrations – Purchases from two vendors amounted to 51% of total purchases for 2002. Purchases from one vendor as a percentage of total purchases totaled 27% of total purchases in 2001.

        Major Customers – Sales to one customer as a percentage of total sales amounted to 12% and 10% in 2002 and 2001, respectively.

        Inventories – Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

        Property and Equipment – Property and equipment are stated at cost. The Company provides for depreciation using straight-line and accelerated methods by charges to income at rates based upon the recovery periods of 3 to 7 years for furniture, equipment automobiles, tooling and molds over the useful lives or the lease term, if shorter, for leasehold improvements.

        Goodwill and Other Intangible Assets –In July 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141 and 142"). See "New Accounting Pronouncements below.

        As of July 1, 2001, the Company identified those intangible assets that remain separable under the provisions of SFAS 141 and those that are to be included in goodwill. On the date of adoption and at least annually, SFAS 142 requires testing of goodwill for impairment. No indications of goodwill impairment were found during fiscal 2002.

        In addition, the Company assesses long-lived assets, including intangible assets, for impairment whenever events or circumstances indicate that the carrying value may not be fully recoverable by comparing the carrying value to future undiscounted cash flows. To the extent that there is impairment, analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount. No material impairment adjustments to other intangible assets or other long-lived assets were made during fiscal year 2002 and 2001.

        Advertising Expense – Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2002 and 2001 amounted to approximately $369,000 and $242,000, respectively.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Income Taxes – Deferred income taxes reflect the net tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards.

        Employee Benefit Plan – The Company has a 401(k) savings/retirement plan for all of its eligible employees. The plan allows for employee contributions to be matched by the Company. Contributions made by the Company for the years ended June 30, 2002 and 2001 were $22,409 and $19,000, respectively.

        Earnings (Loss) Per Share – Basic earnings (loss) per share is based upon net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding adjusted for the incremental shares attributable to outstanding options, dilative securities, warrants and other potentially dilative securities.

        Stock Options – The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation expense was recognized in 2002 and 2001 for stock option grants. The Company provides additional proforma disclosure of the accounting impact as if it had adopted fair value treatment (see Note 7)

        New Accounting Pronouncements – In July 2001, the Company elected early adoption of SFAS 141 and 142, as noted above. SFAS 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, “Business Combinations” (“APB 16”). SFAS 141 no longer allows the pooling of interests method of accounting for acquisitions, provides new recognition criteria for intangible assets and carries forward without reconsideration the guidance in APB 16 related to the application of the purchase method of accounting. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, “Intangible Assets.” SFAS 142 addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. Additionally, the new standard provides specific guidance on measuring goodwill for impairment annually using a two-step process.

        In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption.

        The first step of the test was completed during the quarter ended December 31, 2001 and no indications of goodwill impairment were found; therefore, step two of the goodwill impairment test is not applicable.

        The adoption of SFAS 141 and 142 has had a significant effect on the consolidated statement of earnings for fiscal 2002, due to the cessation of goodwill amortization beginning July 1, 2001. Had the provisions of SFAS 141 and 142 been applied for the years ended June 30, 2001, the Company’s net loss and net loss per basic share would have been as follows:

                                                             Net Loss     Basic Per
                                                            -----------   ---------
                                                                            Share
                                                                          ---------

    Loss applicable to common shareholders, as reported     $(2,248,765)    $ (.68)
    Add: amortization of goodwill, net of tax                   220,894       0.07
                                                            -----------     ------

    Loss applicable to common shareholders as adjusted      $(2,027,871)    $ (.61)
                                                            ===========     ======

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company for the fiscal year beginning June 1, 2003. The Company is currently evaluating the provisions of this Statement, but does not believe adoption of the statement will result in a material impact to its results of operations or financial position.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides a single accounting model for long-lived assets to be disposed of. This Statement is effective for the Company for the fiscal year beginning June 1, 2002. The Company is currently evaluating the provisions of this Statement, but does not anticipate that adoption will result in a material impact to its results of operations or financial position.

        Reclassification – Certain amounts previously reported have been reclassified to conform to current year presentation.

NOTE 2  – INVENTORIES:

        Inventories are summarized as follows:

                                                                   June 30,
                                                          -----------------------
                                                             2002         2001
                                                          ----------   ----------

      Raw materials                                       $   85,058   $  165,673
      Finished goods                                       1,239,525    1,048,685
                                                          ----------   ----------

                                                          $1,324,583   $1,214,358
                                                          ==========   ==========

NOTE 3  – PROPERTY AND EQUIPMENT:

         Property and equipment are summarized as follows:

                                                                   June 30,
                                                          -----------------------
                                                             2002         2001
                                                          ----------   ----------

       Equipment                                          $1,606,123   $1,393,584
       Equipment at customers                                774,102      655,444
       Furniture and fixtures                                472,819      306,044
       Automobiles                                            91,415       91,415
       Leasehold improvements                                242,289      240,093
       Tooling and molds                                     579,699      442,691
                                                          ----------   ----------
                                                           3,766,447    3,129,271
       Less: Accumulated depreciation and amortization     1,987,950    1,259,044
                                                          ----------   ----------

                                                          $1,778,497   $1,870,227
                                                          ==========   ==========

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4  – GOODWILL AND OTHER INTANGIBLE ASSETS:

         Goodwill and other intangible assets are summarized as follows:

                                           Life                June 30,
                                                      --------------------------
                                          (Years)        2002            2001
                                          -------     ----------      ----------
         Goodwill                           -         $4,891,421      $4,932,853
         Other                              1-5           97,000          97,000
                                                      ----------      ----------
                                                       4,988,421       5,029,853
         Less: Accumulated amortization                  595,648         701,336
                                                      ----------      ----------

                                                      $4,392,773      $4,328,517
                                                      ==========      ==========

        Intangible assets’ amortization expense for the fiscal year 2002 was $9,192. The components of other intangible assets include a covenant not to compete associated with an acquisition and two acquired URLs. The value of our other intangible assets is $97,000, less accumulated amortization of $55,793 at June 30, 2002 and $97,000 less accumulated amortization of $48,520 at June 30, 2001.

        During the year ended June 30, 2002, $73,448 of goodwill related to the acquisition of substantially all of the assets of ultraHue, Inc. on December 31, 2001 was recorded, and no goodwill was impaired or written off. As of June 30, 2002, goodwill amounted to $4,891,421, less accumulated amortization of $539,855.

        Other intangible assets are subject to amortization. During the fiscal year 2002, the Company acquired no additional intangible assets.

NOTE 5  – DEBT:

        The Company’s borrowings consisted of the following:

                                                                June 30,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
    Short-term debt:
      Revolving line-of-credit with bank                 $1,688,915   $1,703,741
      Note payable relating to acquisition of ultraHue      183,904      400,000
      Note payable to officer                               355,000      325,000
      Convertible note payable                                 --        105,000
      Notes payable to investors                            535,242         --
      Current maturities of long-term debt                  240,975      198,841
                                                         ----------   ----------

                                                         $3,004,036   $2,732,582
                                                         ==========   ==========

    Long-term debt:
      Long-term debt, less current maturities            $  194,336   $  382,271
      Note payable to investors                                --        400,000
                                                         ----------   ----------

                                                         $  194,336   $  782,271
                                                         ==========   ==========

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company has an agreement with a bank under which it can borrow up to $4,000,000 under a revolving line-of-credit, subject to availability of collateral. Borrowings bear interest at 1.25% over the bank’s base rate, are payable on demand and are collateralized by all assets of the Company. The Company is also required to pay an unused facility fee of .25% per annum, payable monthly. The line-of-credit expires on April 30, 2003. At June 30, 2002, the Company was in default of two covenants of the agreement. On October 11, 2002, effective July 1, 2002, the two covenants in the Company’s lending agreement were replaced by a single covenant relating to cash flow coverage (as defined in the agreement) to be tested quarterly. The Company is in compliance with this new covenant as of September 30, 2002 and expects to meet the covenant at future determination dates.

        Note payable relating to acquisition of ultraHue, Inc. consists of the balance due under a $1,160,000 note payable to ultraHue, Inc. that matured on December 13, 2000. At that time, the Company entered into a new note with ultraHue, Inc. that bears interest at a rate of 13% per annum and is due on demand.

        Between August 17, 2000 and September 14, 2000, the Company borrowed an aggregate of $325,000 from its President. The funds were used as bridge financing for printers acquired for the No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. In September 2001, through March 2002, the Company repaid $70,000 of these loans. In April 2002, the Company borrowed an additional $100,000 from the President. These loans are unsecured, payable on demand, and bear interest at a rate of 10% per annum. These short-term loans mature in May 2003.

        Long-term debt consists primarily of various capital leases, totaling $421,487. The capital leases bear interest at between 10% and 14% per annum and mature through June 30, 2005 (Note 8).

        The Company has a $400,000 note payable to an investor which bears interest at 12% per annum and is payable in quarterly installments of interest only through June 2003. During June 2002, the Company also borrowed an aggregate of $175,000 from several individuals. These notes are payable during December 2002 and bear best at a rate of 12% per annum. In connection with these borrowings, the Company issued 87,500 detachable warrants (see Note 7) that were valued at $43,372, which resulted in the recording of a discount on debt. The discount is being amortized through December 2002. At June 30, 2002, the Company amortized $3,614 of the discount.

        Long-term debt at June 30, 2002 matures as follows:

                     Year Ending June 30,
                     --------------------

                               2003                            $    240,975
                               2004                                 155,235
                               2005                                  39,101
                                                                -----------

                                                               $    435,311
                                                                ===========

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6  – INCOME TAXES:

         The components of the income tax credit are summarized as follows:

                                                    Year Ended June 30,
                                                --------------------------
                                                    2002           2001
                                                -----------    -----------

          Current:
            Federal                             $      --      $      --
            State                                     4,330         13,776
                                                -----------    -----------
          Total Current                               4,330         13,776
                                                -----------    -----------

          Deferred:
            Federal                                (122,000)      (922,000)
            State                                   (30,000)      (245,000)
                                                -----------    -----------
          Total Deferred                           (152,000)    (1,167,000)
                                                -----------    -----------

          Income Tax Expense (Credit)           $  (147,670)   $(1,153,224)
                                                ===========    ===========

        The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carry forwards and certain temporary differences. The Company is required to recognize a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise a valuation allowance is applied. At June 30, 2002, the Company believes that the “more likely than not” criteria have been met, and accordingly, the Company has recorded a deferred tax asset to recognize a future tax benefit.

        The Company has available federal net operating loss carryforwards of approximately $2,700,000, which expire through 2022.

        A reconciliation of income tax expense (benefit) provided at the federal statutory rate (34%) to income tax expense (benefit) is as follows:

                                                           Year Ended June 30,
                                                       --------------------------
                                                           2002           2001
                                                       -----------    -----------

          Income tax expense (benefit) computed
            at federal statutory rate                  $  (129,000)   $  (941,626)
          State income taxes (net of federal benefit)      (23,000)      (153,324)
          Other                                              4,330        (58,274)
                                                       -----------    -----------

                                                       $  (147,670)   $(1,153,224)
                                                       ===========    ===========

        Significant components of the Company’s deferred tax assets are as follows:

                                                           Year Ended June 30,
                                                       --------------------------
                                                           2002           2001
                                                       -----------    -----------

           Net operating loss carryforwards            $ 1,080,000    $   803,000
           Accruals and reserves                           420,000        545,000
                                                       -----------    -----------

                  Total deferred tax assets            $ 1,500,000    $ 1,348,000
                                                       ===========    ===========

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7  – SHAREHOLDERS’ EQUITY:

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

Share option activity for the Plan since July 1, 2000, follows:

                                                                    Weighted
                                                                     Average
                                                Outstanding      Exercise Price
                                                -----------      --------------

             Balance at July 1, 2000                280,928          $2.04

             Year ended June 30, 2001:
                 Granted                             64,502           2.17
                 Exercised                          (12,500)          1.37
                 Cancelled                          (57,204)          2.38
                                                -----------          -----

             Balance at June 30, 2001               275,726           2.03

             Year ended June 30, 2002:
                 Granted                             37,502           1.82
                                                                     -----
                 Exercised                              -               -
                 Cancelled                           (6,500)          2.26
                                                -----------          -----

             Balance at June 30, 2002               306,728          $2.00
                                                ===========          =====

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about outstanding and exercisable options at June 30, 2002:

                 Options Outstanding                                       Options Exercisable
  ---------------------------------------------------------------     ----------------------------
                                                       Weighted
                                                       Average
                                       Weighted        Remaining                      Weighted
  Range of           Number             Average       Contractual       Number         Average
  Exercise Prices    Outstanding    Exercise Price    Life-Years      Exercisable   Exercise Price
  ---------------    -----------    --------------    -----------     -----------   --------------

  $1.00 to $2.00         202,578        $1.61            3.92           176,576         $1.59

  $2.01 to $4.00         104,150         2.74            3.65           104,150          2.74
                         -------         ----            ----           -------          ----

                         306,728        $2.00            3.83           280,726         $2.02
                         =======        =====            ====           =======         =====
Non Plan Options:

During the year ended June 30, 1999, the Company granted its President five-year stock options to purchase up to 500,000 shares which vest upon the Company attaining certain specified milestones and are exercisable at $1.375 per share and expire in June 2003. A total of 375,000 options are vested at June 30, 2002.

During the year ended June 30, 1999, the Company granted two employees five-year stock options to purchase up to 100,000 shares, which vest upon the Company attaining certain specified milestones and are exercisable at $1.25 per share and expire in March 2004. A total of 150,000 options are vested at June 30, 2002.

In December 1999, the Company granted two employees five year stock options to purchase up to 50,000 shares which vest ratably over three years, are exercisable at $1.27 per share and expire in December 2004. A total of 66,666 options are vested at June 30, 2002.

During the year ended June 30, 2001, the Company granted an employee a five year stock option to purchase up to 100,000 shares of which 75,000 were vested as of June 30, 2002. The remaining shares vest upon the Company attaining certain specified milestones. The options are exercisable at $1.25 per share and expire in June 2006.

Proforma Disclosure:

Had compensation cost been based upon fair value of the option on the date of grants, as prescribed by SFAS No. 123, the Company’s proforma net loss and net loss per share would have been $(895,103) and $(.26) in 2002 and $(2,750,000) and $(.83) in 2001, using the Black-Scholes option pricing model.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted in 2002 and 2001 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company’s Common Stock of 72% in 2002 and 180% in 2001 and a weighted-average expected life of the options of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees stock options.

         b)     Common Stock:

During the year ended June 30, 2001, the Company issued 140,425 shares of its common stock valued at $145,652 in lieu of cash payments for dividends on its Series A Preferred Stock.

During the year ended June 30, 2002, the Company issued 53,558 shares of its common stock valued at $52,039 in lieu of cash payments for dividends on its Series A Preferred Stock.

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

In June 2001, the Company issued 200,000 warrants to purchase its common stock at $1.00 per share in consideration for consulting services. The warrants, which were valued at $25,000, expire on May 31, 2006.

In June 2002, the Company issued 87,500 warrants in to purchase its common stock at $1.00 per share in connection with its notes payable. The warrants were valued at $43,372 and expire in June 2007.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         d)     Preferred Stock:

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

Dividends on the Series A Preferred Stock accrue at a rate of 11.5% per annum and are payable quarterly. Each Series A share is convertible at the option of the holder at a rate of 3.077 shares of common stock for one Series A share. In December 2001, the rate of conversion of the Class A Preferred Stock changed to five shares of common stock for one Series A Share of Preferred. The conversion price will adjust again in December 2003. The conversion price can’t be less than $2.00 per share.

The Company has the right to call the Series A shares at $15.00 per share, at any time. Holders have the right to convert upon receipt of the call notice.

In connection with this private placement, the placement agent received a commission and non accountable expense allowance equal to 13% of the proceeds of the offering, five year warrants to purchase up to 236,500 shares of the Company’s common stock at $1.65 per share and up to 590,000 shares of the Company’s common stock at $3.75 per share. The value of the warrants was recognized as a cost of issuance of the Series A shares.

During the year ended June 30, 2001, holders of 2,500 shares of Series A Preferred Stock converted the Series A Preferred Stock into 7,692 shares of the Company’s common stock.

         e)     Treasury Stock:

During the year ended June 30, 2001, the Company purchased 10,564 shares of its common stock, valued at $20,832, in connection with the exercise of employee stock options.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8  – COMMITMENTS AND CONTINGENCIES:

        Leases – The Company leases its premises under lease agreements which expire through 2011 and equipment under operating leases that expire through 2006. As of June 30, 2002, the Company’s property under capital leases, which is included in property and equipment, has a cost of $774,102 and accumulated depreciation of $318,187 and consists primarily of printers placed at customer locations.

         Future minimum lease payments are as follows:

                                                                           Capital Leases
                                                                             Included
                                                                            in Property          Operating
                 Year Ending June 30,                                      and Equipment          Leases
                 --------------------                                      -------------        -----------

                      2003                                                 $     272,546        $   564,714
                      2004                                                       188,452            429,368
                      2005                                                        38,319            290,459
                      2006                                                           -              296,557
                      2007                                                           -              253,994
                      2008 and thereafter                                            -              888,954
                                                                           -------------        -----------

         Total future minimum lease payments                                     499,317        $ 2,724,046
                                                                                                ===========
         Less: Amount representing interest                                       77,830
                                                                           -------------
         Present value of minimum lease payments (Note 5)                        421,487
         Less:  Current maturities                                               235,017
                                                                           -------------
         Non-current                                                       $     186,470
                                                                           =============

        Rent expense amounted to $206,829 and $232,296 for the years ended June 30, 2002 and 2001, respectively.

        Employment Agreement – On May 1, 1998, the Company entered into a five-year employment agreement with its President for a base salary of $130,000 per annum subject to certain adjustments.

NOTE 9 – SUPPLIER AGREEMENT:

        On May 4, 2001, the Company entered into an agreement with a supplier, whereby, beginning May 1, 2001, the Company was required to pay $.50 per ink stick sold, increasing to $.75 on May 1, 2002, $1.00 on May 1, 2003 and $1.50 on May 1, 2004. The present value, $884,000, of the maximum commitment under the agreement, $1,000,000, was recorded as a liability at June 30, 2001. At June 30, 2002 the balance owed by the Company was $725,797.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RECALL AND WARRANTY EXPENSES:

        In January 2002, the Company recalled all solid ink products manufactured between May 2001 and January 2002. It was discovered that the use of the Company’s solid ink sticks manufactured during that time period could cause printer reliability issues. The Company’s warranty stipulates that the Company will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products. In connection with this issue, for the year ended June 30, 2002 the Company incurred selling, general and administrative expenses associated with the recall and warranty claims for printer repairs in the amount of $2,900,000, net of a $1,000,000 settlement from the Company’s product liability carrier. Management believes that it has resolved the problem. In addition, two independent test laboratories have tested the reliability of the Company’s solid ink and have found no reliability issues associated with the use of the Company’s solid ink products.

        However, even though management believes that the recall is complete, the Company will continue to receive warranty claims associated with the recalled ink. Therefore, as of June 30, 2002, the Company reserved $500,000 for future warranty claims. While the Company believes that the reserve should be adequate to resolve the remaining claims, it is possible that the warranty claims may exceed the accrual, and therefore be expensed in future periods.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Management

The persons listed in the table below are our present directors and executive officers.

----------------   ---   ------------------------------------------------------------
Name               Age   Position
----------------   ---   ------------------------------------------------------------
Michael W. Levin   37    Chief Executive Officer, President and Chairman of the Board
Frances Blanco     41    Vice President Marketing and Investor Relations, Treasurer,
                              Secretary and Director
Duncan Huyler      41    Vice President Operations and Technical Services
Duncan Yates       32    Vice President Sales
Paul C. Baker      65    Director
Edwin Ruzinsky     69    Director
Donald Gunn        50    Director and Vice President of Media Sciences, Inc.
Henry Royer        70    Director
Stanley Brooks     54    Director
----------------   ---   ------------------------------------------------------------

Our directors are elected annually to serve for one year and hold office until the next annual meeting of the shareholders and until their successors are elected and qualified. Our Board of Directors may increase the size of the Board of Directors. Any director who fills a position created by the Board of Directors serves until the next annual meeting of the shareholders. Our officers are elected by the Board of Directors at the first meeting after each annual meeting of our shareholders, and hold office until their death, resignation or removal from office.

Management Profile

Michael W. Levin, Chief Executive Officer, President and Chairman of the Board:

Michael W. Levin has served as our Chief Executive Officer, President and Chairman of the Board since June 18, 1998. Before June 1998, he had served as President, Treasurer, Secretary and Chairman of Media Sciences’ predecessor, Cadapult Graphic Systems Inc. (“CGSI”) since 1987, when he founded CGSI while attending Lehigh University. He is responsible for a senior management team as well as merger and acquisition activity and corporate finance. Recently, Mr. Levin was recognized in Business News New Jersey’s annual “40 under 40” issue, which profiles the state’s outstanding business leaders under the age of 40. He also was selected as the honorary annual fundraising chairman for the Children’s Cancer Research Fund of New York Medical College in 1999. In 1987, Mr. Levin graduated summa cum laude from Lehigh University, receiving a Bachelor of Science Degree in Mechanical Engineering.

Frances Blanco, Vice President of Marketing and Investor Relations, Treasurer, Secretary and Director:

Frances Blanco has served as our Vice President of Marketing and Investor Relations, Treasurer, Secretary and a Director since June 18, 1998. From 1993 to June 18, 1998, she served as Vice President of Marketing and Investor Relations, Treasurer, Secretary and a director of CGSI. Blanco manages all aspects of marketing, including brand identity, demand creation and vendor relationships for us as well as investor relations. From 1984 through 1989, Blanco was a Reseller Account Manager at Lotus, where she designed and implemented tactical channel programs. From August 1989 through June 1993, Blanco served as a Business Development Manager at Tektronix, Inc., where she was responsible for the development of color printing standards in strategic customers. She earned a Bachelor of Science degree in Marketing from Bentley College in 1982 and a Masters of Business Administration degree from Boston College in 1985.

Duncan Huyler, Vice President of Operations and Technical Services:

Duncan Huyler has served as our Vice President of Operations and Technical Services since June 18, 1998. From 1993 to June 18, 1998, he served as Vice President of Technical Services for CGSI. Huyler manages all the technical aspects for us, including running the business under its own P/L, developing service plans, hiring staff, developing and implementing training programs and obtaining service authorizations. From May 1983 through October 1987, Huyler served as an officer in the U.S. Army. From September 1988 through August 1993, Huyler worked for Lord & Taylor, where his positions included Senior Financial Analyst and Director of Systems. Huyler graduated from Cornell University in 1983 with a Bachelor of Science degree in Business and earned a Masters of Business Administration from the University of Louisville in 1987.

Duncan Yates, Vice President of Sales:

Duncan Yates has served as Vice President of Sales since July 2000. Prior to July 2000, Yates served as the Regional Sales Manager for Media Sciences, which he joined in 1993. Yates manages all aspects of direct sales for Media Sciences’ value added reseller business, including achieving quarterly revenue and gross profit targets, developing sales plans and strategies, hiring and training sales staff, and implementing vertical market pilot programs. Yates is also responsible for technology reseller development. Yates is a 1992 graduate of Western Maryland College with a Bachelor of Science degree in Political Science.

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

Donald Gunn, Director:

Donald Gunn has served as a Director since December 23, 1999. Since December 13, 1999, he has served as Vice President of Media Sciences, Inc. Gunn manages product development and strategic major account relationships for Media Sciences. He founded ultraHue, Inc., a manufacturer of ink and toner products for computer printers in March 1996. He served as President and Chief Executive Officer of ultraHue until we acquired ultraHue on December 13, 1999. From June 1997 to November 1998, he served as the Western Sales Manager for Invention Machine Corporation, a Boston based provider of software designed to aid engineers in the development of engineering solutions. From August 1995 to May 1997, he worked as Regional Manager for the Pacific Northwest for 3D Systems, located in Valencia, California, a company that produces stereo lithography machines. From October 1987 to August 1995, he worked for the Color Printer Division of Tektronix, Inc., located in Wilsonville, Oregon, in various sales and marketing positions, including Major Account Manager and VAR Account Manager for the Western United States. From July 1986 to October 1987, he worked as a sales manager for Silma, Inc., located in Santa Clara, California, a company that produced software for industrial equipment. From January 1985 to June 1986, he was the Western Area Sales Manager for AAB Robotics, located in Fort Collins, Colorado, a company that produced equipment for the welding industry. He received a Bachelors of Science degree in Electrical Engineering from the University of Illinois in 1974.

Henry Royer, Director:

Henry Royer has served as a Director since December 23, 1999. From 1965 to 1983, Royer held several positions at First National Bank of Duluth in 1965, serving as Executive Vice President/Loans when he left First National Bank. He then joined The Merchants National Bank of Cedar Rapids, now named US Bank Cedar Rapids, N.A., where he served as Chairman and President until August 1994. From September 1994 through December 31, 1997, he served as the President and Chief Executive Officer of River City Bank, Sacramento, California. He served as an Independent Trustee of Berthel Growth & Income Trust I from its date of inception in 1995 through February 5, 1999, when he resigned to join Berthel Fisher & Company Planning Inc., and was elected President of Berthel Trust in July 1999. He was elected President of Berthel SBIC, LLC in August 1999. He currently serves as Chairman of the board of Cedar Rapids Bank and Trust and currently serves on various Boards of privately held companies. He graduated in 1953 from Colorado College with a B.A. in Money and Banking.

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

Board Committees and Meetings

During the fiscal year that ended on June 30, 2002, the Board of Directors held four meetings. During this period, six of the directors serving on the Board at the time attended or participated in more than 75% of the aggregate of the total number of meetings of the Board of Directors.

We have an Audit Committee, which through the review of our 2002 fiscal year financials consisted of the following members of the Board of Directors: Paul Baker, Edwin Ruzinsky and Stanley Brooks. The function of the Audit Committee includes reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of Media Sciences, reviewing with Media Sciences’ independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distribution by Media Sciences. The Audit Committee consists of non-employee directors whom Media Sciences has determined are free of any relationship that could influence their judgements as committee members and are not associated with a major vendor to, or a customer of, Media Sciences.

We have a Compensation Committee consisting of the following member of the Board of Directors: Paul Baker, Stanley Brooks and Michael W. Levin. The function of the Compensation Committee is to make determinations concerning salaries and incentive compensation for our officers and employees.

Members of the Audit Committee and Compensation Committee are selected each year by our Board of Directors after our annual stockholders’ meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Media Sciences’ directors and executive officers, and persons who own more than ten percent of Media Sciences’ common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Media Sciences’ common stock. Such persons are also required by SEC regulations to furnish Media Sciences with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to Media Sciences, Media Sciences is not aware of any material delinquencies in the filing of such reports.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information concerning the annual and long-term compensation during our last three fiscal years of our Chief Executive Officer and all of our other officers (“Named Executive Officers”).

--------------------------------------- ------------ ----------- ------------- ---------------------  ------------
                                                                                    Long Term
                                                                                   Compensation
                                                  Annual Compensation                 Awards
                                                                               Securities Underlying    All Other
Name and Principal Position                Year        Salary         Bonus       Options/SARS (#)    Compensation
--------------------------------------- ------------ ----------- ------------- ---------------------  ------------

Michael W. Levin                           2002        $150,000    $15,000 (a)              0 (b)           $2,625
Chief Executive Officer and President      2001        $150,490         $0                  0               $2,490
                                           2000        $131,717         $0                  0               $2,503

Frances Blanco                             2002        $100,000    $15,000 (a)              0               $2,787
Vice President, Treasurer and              2001         $90,000         $0            100,000 (c)           $2,625
Secretary                                  2000         $85,493     $9,920                  0               $2,554

Duncan Huyler                              2002        $107,185     $8,000 (a)              0                 $223
Vice President                             2001        $105,485         $0            100,000 (c)           $2,637
                                           2000         $96,725         $0                  0               $1,765

Duncan Yates                               2002        $118,184    $15,000 (a)              0               $1,012
Vice President                             2001        $110,000    $10,000            100,000 (d)             $938

Donald Gunn                                2002         $80,000         $0             50,001 (f)           $1,510
Vice President of Media Sciences, Inc.     2001         $80,000         $0                  0               $1,681
                                           2000 (e)     $43,333         $0             50,001                   $0
--------------------------------------- ------------ ----------- ------------- ---------------------  ------------
(a)	Refers to bonus compensation, including deferred bonus of $7,500 for each of Levin, Blanco and Yates, and of $4,000 for Huyler.
(b)	Does not include the vesting in fiscal year ended 2002 of previously granted options. In 1998, we granted Michael W. Levin stock options, exercisable for five years at $1.375 per share, to purchase 500,000 shares of common stock. These stock options vest only after we achieve certain corporate levels of earnings: 125,000 stock options following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceeds each of $500,000, $1,000,000, $1,500,000 and $2,000,000. These stock options are cumulative and are subject to anti-dilution rights. Stock options to purchase 250,000 shares vested based upon the achievements of the first two vesting criteria in the 2000 fiscal year, and stock options to purchase an additional 125,000 shares vested due to the achievement of the third vesting criteria in fiscal year ended 2002.
(c)	Refers to stock options granted in fiscal year 1999 and reissued in fiscal year 2001. Each of Frances Blanco and Duncan Huyler have five-year stock options to purchase up to 100,000 shares of common stock, subject to vesting only after we achieve certain corporate levels of earnings: stock options to acquire 25,000 shares can be exercised following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceed each of $500,000, $1,000,000, $1,500,000 and $2,000,000. For each of Blanco and Huyler, stock options to purchase 50,000 shares vested based upon the achievements of the first two vesting criteria in the 2000 fiscal year, and stock options to purchase an additional 25,000 shares vested based upon the achievement of the third vesting criteria in the 2002 fiscal year. The exercise price is $1.25 per share.

(d)	Refers to stock options to purchase up to 100,000 shares of common stock, exercisable at $1.25 per share, of which stock options to acquire 50,000 shares vested immediately and stock options to acquire an additional 50,000 shares subject to vesting only after we achieve certain corporate levels of earnings: stock options to acquire 25,000 shares can be exercised following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceed each of $1,500,000 and $2,000,000. Stock options to purchase an additional 25,000 shares vested based upon the achievement of the first vesting criteria in the 2002 fiscal year.
(e)	Donald Gunn became a director of Media Sciences and an officer of Media Sciences, Inc. on December 23, 1999. His reported fiscal year 2000 compensation covers a six-month period.
(f)	Refers to stock options, granted in fiscal year 2000 and reissued in fiscal year 2002, to purchase 50,001 shares of our common stock, subject to vesting over a three year period, exercisable for five years at $1.27 per share.

Stock Option Information

Option Grants in Fiscal 2002

The table below sets forth information concerning stock options granted during the fiscal year ended June 30, 2002 to the Named Executive Officer. The percentage of total stock options is based on 88,503 stock options granted to officers, directors, and employees during the 2002 fiscal year.

----------- -------------------- ------------------------ ----------- ---------------
            Number of Securities Percent of Total Options
             Underlying Options   Granted to Employees in Exercise of
                  Granted               Fiscal Year       Base Price  Expiration Date
Name                (#)                                     ($/Sh)
----------- -------------------- ------------------------ ----------- ---------------
Donald Gunn        50,001                  56.6%             $1.27        12-13-04
----------- -------------------- ------------------------ ----------- ---------------

The table above does not include the vesting in connection with fiscal year ended 2002 of previously granted options to certain Named Executive Officers. On September 24, 2002, the Board of Directors made a determination, based on the achievement of certain corporate milestones in fiscal year ended 2002, that certain Named Executive Officers are deemed vested, as of June 30, 2002, with the following additional previously granted options: Michael Levin, with 125,000 options exercisable at $1.375 per share; and each of Frances Blanco, Duncan Huyler and Duncan Yates, with 25,000 options exercisable at $1.25 per share.

Option Exercises in Fiscal 2002 and Year End Option Values

The following table sets forth information concerning the value of unexercised stock options at June 30, 2002 for the Named Executive Officers. The dollar values of the options was determined by multiplying the number of stock options by the difference between the fair market value of a share of common stock underlying an option and the exercise price of the option. Out-of-the-money options are reported as having a dollar value of $0. The last sale price of a share of our common stock on June 27, 2002 was $0.97, as reported by AMEX.

-----------------  ---------------  --------  ----------------------------  --------------------------
                                                 Number of Unexercised         Value of Unexercised
                      Number of                  Securities Underlying         In-the-Money Options
                   Shares Acquired   Value      Options at Fiscal Year End      at Fiscal Year End
Name                 on Exercise    Realized
                                              ----------------------------  --------------------------
                                              Exercisable    Unexercisable  Exercisable  Unexercisable
-----------------  ---------------  --------  -----------    -------------  -----------  -------------
Michael W. Levin          0            0          426,223          125,000           $0             $0
Frances Blanco            0            0           82,741           25,000           $0             $0
Duncan Huyler             0            0           84,265           25,000           $0             $0
Duncan Yates              0            0          100,430           25,000           $0             $0
Donald Gunn               0            0           33,334           16,667           $0             $0
-----------------  ---------------  --------  -----------    -------------  -----------  -------------

Director Compensation

We have a compensation plan for our independent directors. Eligible outside directors are paid $3,000 per year, payable quarterly, for attendance at regular and special meetings and may be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and for other expenses incurred in their capacity as directors of Media Sciences. Outside directors are also granted five-year stock options to purchase 10,000 shares of common stock, exercisable at the fair market value on the date of appointment to the Board, and will be granted, annually, additional stock options to purchase 5,000 shares of common stock in each July, or as soon as practicable after the fiscal year end, for continued service on the Board.

Employment Agreement with Named Executive Officer

Michael W. Levin serves as our Chief Executive Officer and President pursuant to a five-year employment agreement that began on May 1, 1998, as amended September 1, 1998. His current annual salary for fiscal year 2003 is to be $150,000. Under the employment agreement, his salary is to increase annually by the cost-of-living adjustments tied to the Consumer Price Index. We may increase his salary at any time. Commencing in fiscal year 2001 and each year thereafter, his annual salary is to increase, each quarter, by one percent of our earnings before interest, taxes, depreciation and amortization in the prior fiscal year. We granted him 500,000 five-year stock options to purchase 500,000 shares of common stock. These stock options vest only after we achieve certain corporate levels of earnings. The exercise price for the stock options is $1.375 per share. He may exercise 125,000 stock options following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceeds each of $500,000, $1,000,000, $1,500,000 and $2,000,000. Stock options to purchase 375,000 shares vested due to the achievement of the first three vesting criteria through the fiscal year ended 2002. These stock options are cumulative and are subject to anti-dilution rights.

He is also entitled to receive:

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

If we undergo a “change of control”, we must pay him an amount equal to 290% of his salary and his incentive based stock options shall vest immediately. He has the right to terminate his employment if we undergo a change in control. As defined in his employment agreement, a change of control refers to:

o	the acquisition, other than directly from Media Sciences, of 25% or more of our common stock or our voting securities by persons other than Media Sciences or Levin;
o	a change in a majority of our Board of Directors of which our Board does not approve or that results from a proxy contest;
o	a reorganization, merger, consolidation or sale of substantially all of our assets after which our shareholders do not own, in the same proportion, more than 50% of the voting power, after which a majority of the board of directors changes, and after which a new shareholder beneficially owns 25% or more of the voting power; or
o	shareholder approval of our liquidation or dissolution.

Stock Option Plan

Under our incentive stock option plan for employees, which was adopted by our Board of Directors and approved by our shareholders in 1998, we reserved 500,000 shares of our common stock for issuance pursuant to exercises of incentive stock options. An incentive stock option entitles the holder to purchase a share of our common stock at a purchase price equal to the fair market value of the common stock on the day of grant. As of June 30, 2002, option holders have exercised options to purchase 35,917 shares of common stock, and we had outstanding incentive stock options to purchase approximately 306,728 shares of common stock, exercisable, subject to vesting, for five or ten years from the date of grant at prices of $1.09 to $3.31. If we undergo a “change of control”, the incentive based stock options shall vest immediately.

Employee Profit Sharing Plan

We have a tax-qualified employee paired profit sharing plan sponsored by Scudder Financial Services, Inc. This 401(k) plan covers all of our employees that have been employed for at least six months and meet other age and eligibility requirements. Under the 401(k) plan, employees may choose to reduce their current compensation by up to 15% each year and have that amount contributed to the 401(k) plan. We make matching contributions equal to 25% of the employee’s contribution. In our discretion, we may contribute unmatched contributions. The 401(k) plan qualifies under Section 401 of the Internal Revenue Code, so that we can deduct contributions by employees or by us. Employee contributions to the 401(k) plan are fully vested at all times, and our contributions, if any, vest at the rate of 25% after two years and after two years at the rate of 25% a year until fully vested.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The table below sets forth, as of September 24, 2002, the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock, except that the security ownership of management is provided in a separate table. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of stock options, warrants, or preferred are listed separately, and for each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

You should consider the following factors when reviewing the table:

o	Berthel SBIC’s beneficial ownership includes shares of common stock which may be acquired upon the conversion of 100,000 series A preferred stock shares, at an assumed conversion rate of one preferred stock share into five shares of common stock, the exercise of options to acquire 25,000 shares, and the exercise of warrants to acquire 323,000 shares. The beneficial owners of Berthel SBIC are: Thomas J. Berthel, Chief Executive Officer and Chairman; Ronald O. Brendengen, Chief Financial Officer and Chief Operation Officer; Henry Royer, President; Leslie D. Smith, Secretary; and Julie K. Driscoll, Assistant Secretary.
o	General Conference Corp. of Seventh-Day Adventists’ beneficial ownership includes shares of common stock which may be acquired upon the conversion of 50,000 series A preferred stock shares, at an assumed conversion rate of one preferred stock share into five shares of common stock, and the exercise of warrants to acquire 100,000 shares.
o	Charles C. and Charles F. Bearoff’s beneficial ownership includes shares of common stock which may be acquired upon the conversion of 50,000 series A preferred stock shares, at an assumed conversion rate of one preferred stock share into five shares of common stock, and the exercise of warrants to acquire 100,000 shares.
o	Brookstreet Securities Corporation’s beneficial ownership includes shares of common stock which may be acquired upon the exercise of stock options to acquire 15,000 shares and the exercise of warrants to acquire 255,900 shares. The beneficial owner of Brookstreet Securities Corporation is Stanley Brooks.
o	David L. Rosier’s beneficial ownership includes shares of common stock which may be acquired upon the exercise of warrants to acquire 263,850 shares.
---------------------------------------------    -------------------    -----------------    --------
                                                                        Additional Shares
Name and Address                                  Amount and Nature     Acquirable Within    Percent
of Beneficial Owner                              of Beneficial Owner         60 days         of Class
---------------------------------------------    -------------------    -----------------    --------

Berthel SBIC, LLC                                             82,535              848,000       21.2%
  100 Second Street SE,
  Cedar Rapids, Iowa 52407
General Conference Corp. of Seventh-Day                       28,750              350,000        9.8%
Adventists
  12501 Old Columbia Pike
  Silver Springs, MD 20904
Charles C. and Charles F. Bearoff                                  0              350,000        9.0%
  P.O. Box 37
  Bridgeport, PA 19405
Brookstreet Securities Corporation                                 0              270,900        7.1%
  2361 Campus Drive #210
  Irvine, CA 92612
David L. Rosier                                                    0              263,850        7.0%
  c/o Brookstreet Securities Corporation
  2361 Campus Drive #210
  Irvine, CA 92612
---------------------------------------------    -------------------    -----------------    --------

Security Ownership of Management

The table below sets forth, as of September 24, 2002, the shares of our common stock beneficially owned by each of our officers and directors, and by all of our officers and directors as a group. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of stock options, warrants, or preferred are listed separately, and for each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

You should consider the following factors when reviewing the table:

o	For each of Michael Levin, Frances Blanco, Duncan Huyler and Duncan Yates, reported beneficial ownership includes options that the Board of Directors determined on September 24, 2002 to be deemed vested in connection with the achievement of certain corporate milestones as of June 30, 2002.
o	The reported beneficial ownership of Paul Baker includes warrants held by his wife to purchase 12,500 shares of common stock exercisable at $1.00 per share and expiring on June 12, 2002.
o	Henry Royer’s reported beneficial ownership refers to the beneficial ownership of Berthel SBIC.
o	Stanley Brooks’ reported beneficial ownership refers to the beneficial ownership of Brookstreet Securities Corporation.

The address of each of the persons named in the table is Media Sciences International, Inc., 40 Boroline Road, Allendale, New Jersey 07401, except for Henry Royer whose address is c/o Berthal SBIC, 100 Second Street SE, Cedar Rapids, Iowa 52407, and Stanley Brooks whose address is c/o Brookstreet Securities Corporation, 2361 Campus Drive #210, Irvine, CA 92612.

---------------------------------------------    -------------------    -----------------    --------
                                                                        Additional Shares
Name and Address                                  Amount and Nature     Acquirable Within    Percent
of Beneficial Owner                              of Beneficial Owner         60 days         of Class
---------------------------------------------    -------------------    -----------------    --------

Michael W. Levin                                           1,518,450              426,223       49.1%
Frances Blanco                                                40,775               82,741        3.4%
Duncan Huyler                                                 40,775               84,265        3.5%
Duncan Yates                                                  20,300              100,430        3.3%
Paul Baker                                                    67,500               85,500        4.2%
Edwin Ruzinsky                                                10,000               25,000        1.0%
Donald Gunn                                                   58,333               16,667        2.1%
Henry Royer                                                   82,535              848,000       21.2%
Stanley Brooks                                                     0              270,900        7.1%
---------------------------------------------    -------------------    -----------------    --------
All present officers and directors as a group              1,838,668            1,939,726       69.0%
(9 persons)
---------------------------------------------    -------------------    -----------------    --------

Changes in Control

We do not have any arrangements that may result in a change in control.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 3, 1999, we issued to each of Blanco and Huyler, pursuant to employment agreements, five-year stock options, reissued on May 6, 2001, to purchase up to 100,000 shares of common stock, subject to vesting only after we achieve certain corporate levels of earnings: stock options to acquire 25,000 shares can be exercised following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceed each of $500,000, $1,000,000, $1,500,000 and $2,000,000. The stock options are exercisable at $1.25 per share and expire on March 3, 2004.

On December 13, 1999, Donald Gunn, an officer, director and controlling shareholder of ultraHue, became Vice President of Media Sciences. Under a three year employment agreement, we issued him stock options, reissued on December 14, 2001, to purchase 50,001 shares of our common stock, subject to vesting on each of the three anniversary dates of employment, exercisable for five years at $1.27 per share. On December 23, 1999, Mr. Gunn was elected to serve on our Board of Directors.

On July 3, 2000, we granted Paul Baker, in connection with serving on our Board of Directors, stock options to purchase 5,000 shares of common stock, exercisable at $2.19 per share and expiring on July 3, 2005.

On July 3, 2000, we granted Edwin Ruzinsky, in connection with serving on our Board of Directors, stock options to purchase 5,000 shares of common stock, exercisable at $2.19 per share and expiring on July 3, 2005.

On July 3, 2000, we granted Berthel SBIC, in connection with serving on our Board of Directors through its nominee Henry Royer, stock options to purchase 5,000 shares of common stock, exercisable at $2.19 per share and expiring on July 3, 2005.

Pursuant to an oral employment agreement effective as of July 2000, and as amended September 7, 2000, we issued to Duncan Yates stock options, reissued on May 6, 2001, to purchase up to 100,000 shares of common stock, of which stock options to acquire 50,000 shares vested immediately and stock options to acquire an additional 50,000 shares are subject to vesting upon us attaining certain specified corporate milestones. The stock options are exercisable at $1.25 per share and expire on July 1, 2005.

On July 28, 2000, we granted Brookstreet Securities Corporation, in connection with serving on our Board of Directors through its nominee Stanley Brooks, stock options to purchase 10,000 shares of common stock, exercisable at $2.25 per share and expiring on July 28, 2005.

Between August 17, 2000 and September 14, 2000, we borrowed an aggregate of $325,000 from Michael Levin. We used the funds as bridge financing for printers acquired for our No-Cap Color printer program, until larger quantities of printers are accumulated and financed through lease or other debt financing. The loans are unsecured and carry interest at a rate of 10% simple interest per year. The principal and interest are payable upon demand. There can be no representation or assurance that Mr. Levin will make any further loans to us, on these or any other terms.

On May 31, 2001, we issued warrants to purchase up to 200,000 shares of our common stock at $1.00 per share to Consonant Services Group in consideration for consulting services. Consonant Services Group a joint venture of which Paul Baker, a director of Media Sciences, is a member and the beneficial owner of 25,000 warrants issued to Consonant Services Group. The warrants, which were valued at $25,000, based on the value of consulting services received, expire on May 31, 2006.

On June 5, 2001, we issued a $400,000 promissory note and warrants to purchase up to 200,000 shares of our common stock at $1.00 per share to Consonant Services Group, a joint venture of which Paul Baker, a director of Media Sciences, is a member. The note matures on June 5, 2003 and bears simple interest at the rate of 12% per year. The note is secured by a security agreement which covers all corporate assets. In the event of default on repayment, as penalty, the simple interest rate shall be increased to a rate of 20% per year commencing from the date of default.

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

On December 27, 2001, December 28, 2001 and January 11, 2002, Michael W. Levin purchased for the sum of $10,300 an aggregate of 10,000 shares of Media Sciences common stock in the open market at prices from $1.00 to $1.05 per share.

On May 22, 2002, Edwin Ruzinsky purchased 10,000 shares of Media Sciences common stock for $12,180 in the open market.

On June 14, 2002, we issued short-term promissory notes aggregating $175,000 and warrants to purchase up to 87,500 shares of our common stock exercisable for five years at $1.00 per share to seven note holders: Paul Levin, Frank and Edna Blanco, Nathan D. Watters, Adam H. Watters, Mitchell Baker, Esther Baker, and Harold and Marsha Kugelman. The notes mature in December 2002 and bear simple interest at the rate of 12% per year. In the event of default on repayment, as penalty, the simple interest rate shall be increased to a rate of 20% per year commencing from the date of default. The note holders are persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; Mitchell Baker is the son of Paul Baker, a director of Media Sciences; and Esther Baker is the wife of Paul Baker. Each of Michael W. Levin, Frances Blanco, and Paul Baker disclaims beneficial ownership of these notes and related warrants, except that Paul Baker may be deemed the beneficial owner of the $25,000 note and 12,500 warrants acquired by his wife as part of the transaction.

On September 24, 2002, the Board of Directors made a determination, based on the achievement of certain corporate milestones in fiscal year ended 2002, that certain management personnel are deemed vested as of June 30, 2002, with the following options: Michael Levin, with 125,000 options exercisable at $1.375 per share; and each of Frances Blanco, Duncan Huyler and Duncan Yates, with 25,000 options exercisable at $1.25 per share. These options were previously granted under terms of the respective recipient’s employment agreements under certain vesting conditions in connection with the company attaining certain specified corporate milestones.

On September 24, 2002, we granted options to purchase 5,000 shares of common stock, exercisable for five years at $0.65 per share to each of Paul Baker, Berthel SBIC, and Ed Ruzinsky in connection with their services on the Board of Directors.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibits required to be filed by Item 601 of Regulation SB are included in Exhibits to this Report as follows:

Exhibit   Description
-------   -----------

2         Agreement of Change in Corporate Structure  (Incorporated by
          reference  to Exhibit 2 of  Quarterly  Report on Form 10-QSB filed on May 15, 2002).
3(i)(1)   Certificate of  Incorporation  of Cadapult  Graphic Systems,
          Inc., a Delaware  corporation  (Incorporated by reference to
          Exhibit 3.1 of Quarterly  Report on Form  10-QSB/A  filed on
          September 1, 1998).
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
3(i)(4)   Certificate of Amendment of Certificate of  Incorporation of
          Cadapult Graphic Systems, Inc. (Incorporated by reference to
          Exhibit 3(i)(1) of Quarterly  Report on Form 10-QSB filed on
          May 15, 2002).
3(i)(5)   Certificate of  Incorporation  of Cadapult  Graphic Systems,
          Inc. (a New Jersey  corporation)  (Incorporated by reference to Exhibit 3(i)(2) of Quarterly  Report on Form 10-QSB filed on May 15, 2002).
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
10.2      Amended Employment Agreement of Michael W. Levin dated as of
          September 1, 1998 (Incorporated by reference to Exhibit 10.4 of  Annual  Report on Form  10-KSB  filed on  September  28,
          1999).
10.3      Amended Employment  Agreement of Duncan Huyler (Incorporated
          by  reference  to Exhibit  3.2 of  Quarterly  Report on Form
          10-QSB filed on May 4, 1999).
10.4      Amended Employment Agreement of Frances Blanco (Incorporated
          by  reference  to Exhibit  3.3 of  Quarterly  Report on Form
          10-QSB filed on May 4, 1999).
10.5      Credit and Security Agreement  (Incorporated by reference to
          Exhibit 3.1 of  Quarterly  Report on Form 10-QSB filed on or about May 4, 1999).
10.6      Agreement with Consonant  Services  Group  (Incorporated  by reference to Exhibit 10.6 of Registration  Statement on Form
          SB-2,  Registration  Number  333-83668,  filed  on  March 4,
          2002).
10.7      Form  of  Amended   Option   Agreement  with  Michael  Levin
          (Incorporated  by reference to Exhibit 10.7 of  Registration
          Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.8      Form  of  Amended  Option   Agreement  with  Frances  Blanco
          (Incorporated  by reference to Exhibit 10.8 of  Registration
          Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).

10.9      Form  of  Amended   Option   Agreement  with  Duncan  Huyler
          (Incorporated  by reference to Exhibit 10.9 of  Registration
          Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.10     Form  of  Amended   Option   Agreement   with  Duncan  Yates
          (Incorporated  by reference to Exhibit 10.10 of Registration
          Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.11     Form of Warrant  Agreement  with  Consonant  Services  Group
          (Incorporated  by reference to Exhibit 10.11 of Registration
          Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.12     Form  of  Amended   Option   Agreement   with   Donald  Gunn
          (Incorporated  by reference to Exhibit 10.12 of Registration
          Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.13     Form  of  Amended   Option   Agreement   with  Randy  Hooker
          (Incorporated  by reference to Exhibit 10.13 of Registration
          Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.14*    Form of Promissory Note issued in June 2002
10.15*    Form of Warrants issued in June 2002
10.16*    Form of Amendment to Credit and Security Agreement
11*       Statement  Concerning  Computation  of Per Share Earnings is
          hereby   incorporated   by  reference   to   “Financial
          Statements” of Part II – Item 7, contained in this
          Form 10-KSB.
21*       Subsidiaries of the Registrant
99*       Certification
__________

*    Filed herewith.

Report on Form 8-K

Not applicable.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: October 11, 2002

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES	TITLE	DATE

/s/ Michael W. Levin Michael W. Levin	Chairman of the Board, President and Chief Executive Officer	October 11, 2002

/s/ Frances Blanco Frances Blanco	Director, Vice President, Secretary and Treasurer	October 11, 2002

/s/ Duncan Huyler Duncan Huyler	Vice President and Principal Financial Officer	October 11, 2002

/s/ Paul C. Baker Paul C. Baker	Director	October 11, 2002

/s/ Donald Gunn Donald Gunn	Director	October 11, 2002

CERTIFICATIONS

I, Michael W. Levin, certify that:

1. I have reviewed this annual report on Form 10-KSB of Media Sciences International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 11, 2002

/s/ Michael W. Levin Michael W. Levin Chief Executive Officer and a Director

I, Frances Blanco, certify that:

1. I have reviewed this annual report on Form 10-KSB of Media Sciences International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 11, 2002

/s/ Frances Blanco Frances Blanco Director

I, Duncan Huyler, certify that:

1. I have reviewed this annual report on Form 10-KSB of Media Sciences International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 11, 2002

/s/ Duncan Huyler Duncan Huyler Principal Financial Officer

I, Paul Baker, certify that:

1. I have reviewed this annual report on Form 10-KSB of Media Sciences International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 11, 2002

/s/ Paul Baker Paul Baker Director

I, Donald Gunn, certify that:

1. I have reviewed this annual report on Form 10-KSB of Media Sciences International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 11, 2002

/s/ Donald Gunn Donald Gunn Director