Form 10QSB
period 2002-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2002-11-13
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(201) 236-1100
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of November 6, the issuer had 3,577,210 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART II.	OTHER INFORMATION
Item 2.	Changes in Securities	13
Item 3.	Controls and Procedures	13
Item 6.	Exhibits and Reports on Form 8-K	13

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                   September 30,     June 30,
                                ASSETS                                 2002            2002
                                                                   (Unaudited)
                                                                   ------------    ------------
CURRENT ASSETS :
    Cash                                                           $     62,787    $     42,180
    Accounts receivable, less allowance for doubtful
        accounts of $35,000                                           1,819,201       1,257,270
    Inventories                                                       1,038,248       1,324,583
    Deferred tax asset                                                1,000,000       1,000,000
    Prepaid expenses and other current assets                            50,236          59,846
                                                                   ------------    ------------
        Total Current Assets                                          3,970,472       3,683,879

PROPERTY AND EQUIPMENT, NET                                           1,597,547       1,778,497

OTHER ASSETS:
    Goodwill and other intangible assets, net                         4,440,205       4,392,773
    Deferred income taxes                                               344,654         500,000
    Other assets                                                         57,733          57,733
                                                                   ------------    ------------
                                                                      4,842,592       4,950,506

TOTAL ASSETS                                                       $ 10,410,611    $ 10,412,882
                                                                   ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES :
    Short-term debt                                                $  2,431,641    $  2,113,794
    Loan from officer                                                   450,000         355,000
    Loan from investors                                                 556,928         535,242
    Accounts payable                                                  1,952,549       2,311,790
    Accrued expenses and other current liabilities                      183,858         129,495
    Accrued product warranty                                            300,000         500,000
    Dividends payable                                                   227,700         113,849
    Accrued expense - supplier                                          446,212         395,153
    Deferred revenue                                                    189,257         230,297
                                                                   ------------    ------------
                                                                      6,738,145       6,684,620

OTHER LIABILITIES :
    Long-term debt, less current maturities                             129,550         194,336
    Accrued expense - supplier                                          220,464         330,644
                                                                   ------------    ------------
                                                                        350,014         524,980

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Common Stock, .001 par value,
       Authorized 20,000,000 shares;
       issued 3,577,210 in September
       and 3,531,363 in June                                              3,578           3,532
    Series A Convertible Preferred stock, $.001 par value,
       Authorized 1,000,000 shares; issued 547,500 shares                   547             547
    Additional paid-in capital                                        5,109,343       5,065,833
    Cost of 10,564 shares of common stock in treasury                   (20,832)        (20,832)
    Retained earnings (deficit)                                      (1,770,184)     (1,845,798)
                                                                   ------------    ------------
        Total Shareholders' Equity                                    3,322,452       3,203,282

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 10,410,611    $ 10,412,882
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

                                                     Three Months Ended
                                                        September 30,
                                                      2002         2001
                                                   ----------   ----------

NET SALES                                          $3,489,150   $3,825,097
                                                   ----------   ----------

COSTS AND EXPENSES :
    Cost of goods sold, excluding depreciation      1,588,494    1,876,250
    Depreciation                                      124,216       94,804
                                                   ----------   ----------
        Total cost of goods sold                    1,712,710    1,971,054

    Selling, general and administrative expenses    1,205,481    1,049,413
    Depreciation and amortization                      69,249       83,314
                                                   ----------   ----------
        Total costs and expenses                    2,987,440    3,103,781
                                                   ----------   ----------

INCOME FROM OPERATIONS
                                                      501,710      721,316

INTEREST EXPENSE, NET                                 113,344      117,958
                                                   ----------   ----------

INCOME BEFORE INCOME TAXES
                                                      388,366      603,358

INCOME TAXES :
    Current                                              --           --
    Deferred                                          155,346      207,702
                                                   ----------   ----------
                                                      155,346      207,702
                                                   ----------   ----------

NET INCOME                                         $  233,020   $  395,656
                                                   ==========   ==========

PREFERRED STOCK DIVIDENDS                             157,406   $  157,406
                                                   ----------   ----------

INCOME APPLICABLE TO COMMON SHAREHOLDERS           $   75,614   $  238,250
                                                   ==========   ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
    BASIC                                           3,531,363    3,479,744
                                                   ==========   ==========
    DILUTED                                         3,531,363    3,570,214
                                                   ==========   ==========

NET INCOME PER COMMON SHARE :
    BASIC                                          $     0.02   $     0.07
                                                   ==========   ==========
    DILUTED                                        $     0.02   $     0.07
                                                   ==========   ==========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

                                   Common Stock       Preferred Stock    Additional                                  Total
                                 ------------------   ----------------     Paid-in     Treasury     Retained      Shareholders'
                                   Shares    Amount    Shares   Amount     Capital      Stock       Earnings         Equity
                                 ---------   ------   -------   ------   -----------   ---------   -----------    -------------

BALANCES, JUNE 30, 2002          3,531,363   $3,532   547,500   $  547   $ 5,065,833   $ (20,832)  $(1,845,798)   $   3,203,282

PERIOD ENDED SEPTEMBER 30, 2002

    Issuance of common stock for
      dividend payment              45,847       46        --       --        43,510          --            --           43,556
    Preferred stock dividend,
      11.5%                             --       --        --       --            --          --      (157,406)        (157,406)
    Net Income                          --       --        --       --            --          --       233,020          233,020
                                 ---------   ------   -------   ------   -----------   ---------   -----------    -------------

BALANCES, SEPTEMBER 30, 2002
(UNAUDITED)                      3,577,210   $3,578   547,500   $  547   $ 5,109,343   $ (20,832)  $(1,770,184)   $   3,322,452
                                 =========   ======   =======   ======   ===========   =========   ===========    =============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 Three Months Ended
                                                                  September 30,
                                                                2002         2001
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net Income                                                $ 233,020    $ 395,656
    Adjustments to reconcile net income to net cash
      flows from operating activities :
         Depreciation and amortization                          193,465      178,118
         Deferred income taxes                                  155,346      207,702
         Changes in operating assets and liabilities :
             Accounts receivable                               (561,931)    (110,056)
             Inventories                                        286,335      192,354
             Prepaid expenses and other current assets            9,610      (35,930)
             Other assets                                          --          6,875
             Dividends payable                                  113,851      157,406
             Accounts payable                                  (359,241)     (99,383)
             Accrued expenses and other current liabilities    (145,637)    (272,657)
             Accrued expense - supplier                         (59,121)     (24,890)
             Deferred revenues                                  (41,040)     (67,310)
                                                              ---------    ---------
                 Net cash flows from operating activities      (175,343)     527,885
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                          (7,599)     (84,782)
    Purchase of intangible assets                               (52,348)     (55,844)
                                                              ---------    ---------
                 Net cash flows from investing activities       (59,947)    (140,626)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Advances / (payments) on short-term debt                    339,533     (165,740)
    Payments on long-term debt                                  (64,786)     (48,396)
    Advances / (payments) from officer                           95,000      (10,000)
    Preferred stock dividend                                   (113,850)    (157,406)
                                                              ---------    ---------
                 Net cash flows from financing activities       255,897     (381,542)
                                                              ---------    ---------

NET CHANGE IN CASH AND EQUIVALENTS                               20,607        5,717

CASH AND EQUIVALENTS, BEGINNING OF YEAR                          42,180      132,144
                                                              ---------    ---------

CASH AND EQUIVALENTS, END OF YEAR                             $  62,787    $ 137,861
                                                              =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                             $  72,111    $ 127,027
                                                              =========    =========
    Income taxes paid                                         $    --      $   5,980
                                                              =========    =========
    Issuance of common stock as dividend payment              $  43,556    $   2,157
                                                              =========    =========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION :

Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 2002 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 2002. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NATURE OF BUSINESS :

We are engaged in the business of manufacturing and distributing supplies for workgroup, or business, color printers. Our products include solid ink, color toner and transparency media. We distribute our products through an international network of dealers and distributors. We also sell directly to end-users through programs designed to foster our supplies business.

NOTE 3 - LOAN FROM OFFICER :

Between August 17, 2000 and September 14, 2000, we borrowed an aggregate of $325,000 from our President, Michael W. Levin. We used the funds as bridge financing for printers acquired for Cadapult’s No-Cap Color printer program. From September 2001 through March 2002, we repaid $70,000 of these loans. In April 2002, we borrowed an additional $100,000 from Mr. Levin. These loans are unsecured, payable on demand and bear an interest rate of 10%. These short-term loans mature in May of 2003. In addition, in September 2002, we borrowed $95,000 from Mr. Levin. This loan matures in September 2003 and carries a 23% interest rate, with interest due monthly. There is no representation or assurances made that Mr. Levin will make any further loans to us. We accrued interest of $9,114 for the three months ended September 30, 2002 and $8,069 for the three months ended September 30, 2001.

NOTE 4 - NOTE PAYABLE TO INVESTOR :

We have a $400,000 note payable to an investor which bears interest at 12% per annum and is payable in quarterly installments of interest only through June 2003.

During June 2002, we also borrowed an aggregate of $175,000 from several individuals. The notes mature in December 2002 and bear simple interest at the rate of 12% per year. In the event of default on repayment, as penalty, the simple interest rate shall be increased to a rate of 20% per year commencing from the date of default. In connection with these borrowings, we issued 87,500 detachable warrants that were valued at $43,372, which resulted in the recording of a discount on debt. The discount is being amortized through December 2002. At September 30, 2002, we amortized $25,300 of the discount.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Four of the seven note holders are persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; Mitchell Baker is the son of Paul Baker, a director of Media Sciences; and Esther Baker is the wife of Paul Baker. Each of Michael W. Levin, Frances Blanco, and Paul Baker disclaims beneficial ownership of these notes and related warrants, except that Paul Baker may be deemed the beneficial owner of a $25,000 note and 12,500 warrants acquired by his wife as part of the transaction.

NOTE 5 - DIVIDENDS :

In June 2002, our Board of Directors voted to offer preferred shareholders the option to receive payment-in-kind for the dividend periods ending June 30, 2002 and September 30, 2002 in order to conserve cash flow, through a common stock issuance at $0.95 per share, the fair market value of our common stock on that date. Fourteen shareholders elected to receive their dividend payments through the payment-in-kind, totaling $87,112 and consisting of 91,694 shares of common stock for the two periods ending June 30, 2002 and September 30, 2002, of which 45,847 shares were issued as of June 30, 2002 and 45,847 shares were issued as of September 30, 2002.

NOTE 6 - ACCOUNTING CHANGES :

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

During the first quarter of fiscal 2003, $52,348 of goodwill related to the ultraHue acquisition was acquired, and no goodwill was impaired, or written off. As of September 30, 2002, goodwill was $4,943,769 and accumulated amortization was $539,855.

All of our acquired intangible assets are subject to amortization. During the first quarter of fiscal 2003, we acquired no intanglible assets. Intangible assets amortization expense for the first quarter of fiscal 2003 was $4,916. The components of intangible assets include a covenant not to compete associated with an acquisition, and two acquired URLs. The value of our intangible assets is $97,000, less accumulated amortization of $60,709.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NNOTE 7 - EARNINGS PER SHARE :

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Three Months
                                                                       Ended
September 30,                                                    2002         2001
                                                               ---------   ----------

Numerator :
    Income applicable to common shareholders -- basic          $  75,614   $  238,250
                                                               =========   ==========
    Income applicable to common shareholders -- diluted        $  75,614   $  238,250
                                                               =========   ==========

Denominator :
    Denominator for basic earnings per share :
        Weighted average shares                                3,531,363    3,479,744
                                                               ---------   ----------

    Effect of dilutive securities
        Employee stock options and warrants                         --         90,470
                                                               ---------   ----------
    Denominator for diluted earnings per share                 3,531,363    3,570,214
                                                               =========   ==========

    Earnings (loss) per share :
        Basic                                                  $    0.02   $     0.07
                                                               =========   ==========
        Diluted                                                $    0.02   $     0.07
                                                               =========   ==========
The following warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 2002 and 2001 because the warrants’ exercise price was greater than the average market price of the common stock for those periods:

                                                        Three Months
                                                           Ended
        September 30,                                2002        2001
                                                   ---------   ---------

        Anti-dilutive warrants and options         3,366,645   2,254,700
                                                   =========   =========
The conversion of the Class A convertible preferred stock has been excluded from the computation of diluted earnings per share for the three months ended September 30, 2001 and 2002. Such conversion when taking into account the additional net income generated by the elimination of the dividend would be anti-dilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed on October 15, 2002.

Results of Operations

For the Three Months Ended September 30, 2002 and 2001

Sales. Our consolidated sales for the three months ended September 30, 2002 compared to the same period in 2001, decreased approximately 9% to $3,489,150 from $3,825,097. The decrease in our sales can be attributed to the continued planned contraction of our Cadapult business, and by a reduction in Media Sciences toner shipments, offset by an increase in Media Science solid ink shipments. During the three months ended September 30, 2001, we benefited from shipments resulting from a large backlog associated with the initial release of our Clearcase line of cartridges.

Cost of Sales. Our cost of sales for the three months ended September 30, 2002 were $1,588,494, or approximately 46% of sales, as compared to $1,876,250, or approximately 49% of sales, for the comparable period in 2001. The decrease in our cost of sales can be attributed to the high margin business generated by our Media Sciences subsidiary.

Selling, General and Administrative. For the three months ended September 30, 2002 compared to the same period in 2001, our selling, general and administrative expenses increased to $1,205,481 from $1,049,413, which represents an increase to 35% of sales from 27% of sales. The increase is the result of ongoing warranty expenses.

Depreciation and Amortization. For the three months ended September 30, 2002 compared to the same period in 2001, our depreciation expense increased to $188,549 from $175,801 as a result of the additional depreciation generated by capital leases and equipment purchases during the last year. Amortization of intangibles was $4,916 for both periods.

Interest Expense. For the three months ended September 30, 2002 compared to the same period in 2001, our interest expense decreased slightly to $113,344 from $117,958.

Income Taxes. For the three months ended September 30, 2002, we recorded a deferred income tax expense of $155,346. For the three months ended September 30, 2001, we recorded a deferred income tax benefit expense of $207,702.

Dividends. For the three months ending September 30, 2002, we accrued $157,406 of stock dividends to our preferred shareholders. In June 2002, our Board of Directors voted to offer preferred shareholders the option to receive payment in kind for the dividend periods ending June 30, 2002 and September 30, 2002 in order to conserve cash flow, through a common stock issuance at $0.95 per share, the fair market value of our common stock on that date. Fourteen shareholders elected to receive their dividend payments through the payment-in-kind, totaling $87,112 and consisting of 91,694 shares of common stock for the two periods ending June 30, 2002 and September 30, 2002, of which 45,847 shares were issued as of June 30, 2002 and 45,847 shares were issued as of September 30, 2002.

Net Income. For the three month period ended September 30, 2002, we earned $75,613, or $0.02 per share basic and diluted, as compared to $238,250, or $0.07 per share basic and diluted, for the corresponding three month period ended September 30, 2001.

Liquidity and Capital Resources

We experienced positive cash flow of $20,607 for the three months ended September 30, 2002. Cash used in operations resulted in negative cash flows of $175,343 primarily due to net income of $233,020, a non-cash charge of $193,465 for depreciation and amortization and $155,346 for deferred income taxes, a reduction in inventory of $286,335 and an increase in dividends payable of $113,851 offset by an increase in accounts receivable of $561,931, a decrease in accounts payable of $359,240, and a decrease of $245,798 of accrued expenses and other liabilities.

The cash we used in investing activities included the purchase of equipment in the amount of $7,599 and the purchase of intangible assets generated by the ultraHue earn-out in the amount of $52,348.

Cash generated by financing activities included proceeds from short-term debt of $434,533, offset by the repayment of $64,786 of long term debt and the accrual of $113,850 of preferred stock dividends. We have an agreement with a lender under which we can borrow up to $4,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.25% over the lender’s base rate, are payable on demand, and are collateralized by all assets of the company. We are also required to pay an unused Facility Fee of 0.25% per annum, payable monthly. As of September 30, 2002, $1,947,254 was outstanding under this line.

Between August 17, 2000 and September 14, 2000, we borrowed an aggregate of $325,000 from our President, Michael W. Levin. We used the funds as bridge financing for printers acquired for Cadapult’s No-Cap Color printer program. From September 2001 through March 2002, we repaid $70,000 of these loans. In April 2002, we borrowed an additional $100,000 from Mr. Levin. These loans are unsecured, payable on demand and bear an interest rate of 10%. These short-term loans mature in May of 2003. In addition, in September 2002, we borrowed $95,000 from Mr. Levin. This loan matures in September 2003 and carries a 23% interest rate, with interest due monthly. The terms of this loan were determined by the Board of Directors in light of the company’s financial condition and the terms of other borrowings from Mr. Levin, and were deemed fair to the company and viewed as an arm’s length transaction. There is no ongoing contractual or other commitments resulting from this transaction. There is no representation or assurances made that Mr. Levin will make any further loans to Cadapult. We accrued interest of $9,114 for the three months ended September 30, 2002 and $8,069 for the three months ended September 30, 2001.

In December 2000, the note payable to ultraHue came due and was satisfied with a cash payment of $760,000 and a six month term note in the amount of $400,000, and bearing an interest rate of 13% per annum. In August of 2001, we repaid $15,000 of this note.

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

Forward Looking Statements

The foregoing management discussion and analysis contains forward-looking statements and information that are based on our management’s beliefs, as well as assumptions made by, and information currently available to our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including the our continuing ability to obtain additional financing, dependence on contracts with suppliers, competitive pricing for our products, demand for our products which depends upon the condition of the computer-related industry, and the effects of increased indebtedness as a result of our business acquisitions. Except for the historical information contained in this new release, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond the our control and may cause results to differ from our management’s current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

In March 2000, we completed a private placement of 550,000 units of our securities and raised gross proceeds of approximately $5,500,000 in transactions deemed to be exempt under Section 4(2) of the Securities Act and under Rule 506 of Regulation D promulgated under the Securities Act. Each purchaser represented to us that the purchaser was an accredited person who had financial, tax and business sophistication to evaluate the merits and risks of the investment and agreed that the purchaser has no right to demand that the units be registered. We made a determination that each purchaser was an accredited investor and that each purchaser was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment. Each unit consisted of one share of convertible preferred stock and warrants to purchase two shares of common stock. The preferred stock has rights to quarterly dividends of 11.5%. In June 2002, our Board of Directors voted to offer our preferred shareholders the option to receive payment-in-kind for the dividend periods ending June 30, 2002 and September 30, 2002 in order to conserve cash flow, through a common stock issuance at $0.95 per share, the fair market value of our common stock on that date. Fourteen shareholders elected to receive their dividend payments through the payment-in-kind, totaling $87,112 and consisting of 91,694 shares of common stock for the two periods ending June 30, 2002 and September 30, 2002, of which 45,847 shares were issued as of June 30, 2002 and 45,847 shares were issued as of September 30, 2002.

ITEM 3.   CONTROLS AND PROCEDURES

(a)   Evaluation of Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)   Changes in Internal Controls

There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10	Form of Fifth Amendment to Credit and Security Agreement
Exhibit 11	Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.
Exhibit 99	Certifications

(b)   Reports on Form 8-K.

Not applicable.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: November 13, 2002	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: November 13, 2002	By: /s/ Duncan Huyler Duncan Huyler Vice President and Principal Financial Officer

CERTIFICATIONS

I, Michael W. Levin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Media Sciences International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Michael W. Levin Michael W. Levin Chief Executive Officer and a Director

I, Duncan Huyler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Media Sciences International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Duncan Huyler Duncan Huyler Principal Financial Officer