Form 10QSB
period 2002-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2003-02-13
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

(201) 236-1100
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of January 21, 2003, the issuer had 3,577,210 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2002

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                             December 31,      June 30,
                                                                 2002            2002
                                  ASSETS                     (Unaudited)
                                  ------                     ------------    ------------

CURRENT ASSETS :
    Cash                                                     $     67,250    $     42,180
    Accounts receivable, less allowance for doubtful
       accounts of $35,000                                      1,914,597       1,257,270
    Inventories                                                 1,111,122       1,324,583
    Deferred tax asset, net                                       926,381       1,000,000
    Prepaid expenses and other current assets                      33,906          59,846
                                                             ------------    ------------
        Total Current Assets                                    4,053,256       3,683,879

PROPERTY AND EQUIPMENT, NET                                     1,507,705       1,778,497

OTHER ASSETS:
    Goodwill and other intangible assets, net                   4,477,549       4,392,773
    Deferred income taxes                                         246,422         500,000
    Other assets                                                   60,102          57,733
                                                             ------------    ------------
                                                                4,784,073       4,950,506

TOTAL ASSETS                                                 $ 10,345,034    $ 10,412,882
                                                             ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES :
    Short-term debt                                          $  2,345,296    $  2,113,794
    Accounts payable                                            1,897,087       2,311,790
    Accrued expenses and other current liabilities                158,523         129,495
    Accrued product warranty                                      250,000         500,000
    Accrued expense - supplier                                    583,037         395,153
    Dividends payable                                             385,106         113,849
    Loan from investors                                           600,000         535,242
    Loan from officers                                            475,000         355,000
    Deferred revenue                                              123,941         230,297
                                                             ------------    ------------
                                                                6,817,990       6,684,620

OTHER LIABILITIES :
    Long-term debt, less current maturities                        90,466         194,336
    Accrued expense - supplier                                     14,005         330,644
                                                             ------------    ------------
                                                                  104,471         524,980

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Common Stock, .001 par value,
       Authorized 20,000,000 shares; issued 3,577,210 in
       December and 3,531,363 in June                               3,578           3,532
    Series A Convertible Preferred stock, $.001 par value,
       Authorized 1,000,000 shares; issued 547,500 shares             547             547
    Additional paid-in capital                                  5,109,343       5,065,833
    Cost of 10,564 shares of common stock in treasury             (20,832)        (20,832)
    Retained earnings (deficit)                                (1,670,063)     (1,845,798)
                                                             ------------    ------------
        Total shareholders' equity                              3,422,573       3,203,282

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 10,345,034    $ 10,412,882
                                                             ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                     Three Months Ended         Six Months Ended
                                                        December 31,              December 31,
                                                      2002         2001         2002         2001
                                                   ----------   ----------   ----------   ----------

NET SALES                                          $4,023,556   $3,798,779   $7,512,706   $7,623,876
                                                   ----------   ----------   ----------   ----------

COSTS AND EXPENSES :
    Cost of goods sold, excluding depreciation      1,938,155    1,913,101    3,526,649    3,789,351
    Depreciation                                      131,979      112,950      256,195      207,754
                                                   ----------   ----------   ----------   ----------
        Total cost of goods sold                    2,070,134    2,026,051    3,782,844    3,997,105

    Selling, general and administrative expenses    1,328,370      979,558    2,533,851    2,028,971
    Depreciation and amortization                      68,076       78,638      137,325      161,952
                                                   ----------   ----------   ----------   ----------
        Total costs and expenses                    3,466,580    3,084,247    6,454,020    6,188,028
                                                   ----------   ----------   ----------   ----------

INCOME FROM OPERATIONS                                556,976      714,532    1,058,686    1,435,848

INTEREST EXPENSE, NET                                 127,349      103,243      240,693      221,201
                                                   ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                            429,627      611,289      817,993    1,214,647

INCOME TAXES :
    Current                                            38,947         --         73,867         --
    Deferred                                          133,152      278,157      253,578      485,859
                                                   ----------   ----------   ----------   ----------
                                                      172,099      278,157      327,445      485,859
                                                   ----------   ----------   ----------   ----------

NET INCOME                                         $  257,528   $  333,132   $  490,548   $  728,788
                                                   ==========   ==========   ==========   ==========

PREFERRED STOCK DIVIDENDS                          $  157,407   $  157,407   $  314,813   $  314,813
                                                   ----------   ----------   ----------   ----------

INCOME APPLICABLE TO COMMON SHAREHOLDERS           $  100,121   $  175,725   $  175,735   $  413,975
                                                   ==========   ==========   ==========   ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
    BASIC                                           3,577,210    3,485,516    3,554,287    3,482,641
                                                   ==========   ==========   ==========   ==========
    DILUTED                                         3,577,437    6,269,123    3,555,358    6,289,890
                                                   ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE :
    BASIC                                          $     0.03   $     0.05   $     0.05   $     0.12
                                                   ==========   ==========   ==========   ==========
    DILUTED                                        $     0.03   $     0.05   $     0.05   $     0.12
                                                   ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2002

                                            Common Stock       Preferred Stock   Additional                               Total
                                         ------------------   ----------------     Paid-in    Treasury    Retained     Shareholders'
                                          Shares     Amount    Shares   Amount     Capital      Stock     Earnings        Equity
                                         ---------   ------   -------   ------   ----------   --------   -----------   -------------

BALANCES, JUNE 30, 2002                  3,531,363   $3,532   547,500   $  547   $5,065,833   $(20,832)  $(1,845,798)  $   3,203,282

PERIOD ENDED DECEMBER 31, 2002

  Issuance of common stock for
    dividend payment                        45,847       46        --       --       43,510         --            --          43,556
  Preferred stock dividend, 11.5%               --       --        --       --           --         --      (314,813)       (314,813)
  Net Income                                    --       --        --       --           --         --       490,548         490,548
                                         ---------   ------   -------   ------   ----------   --------   -----------   -------------

BALANCES, DECEMBER 31, 2002 (UNAUDITED)  3,577,210   $3,578   547,500   $  547   $5,109,343   $(20,832)  $(1,670,063)  $   3,422,573
                                         =========   ======   =======   ======   ==========   ========   ===========   =============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                Six Months Ended
                                                                   December 31,
                                                                2002         2001
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net Income                                                $ 490,548    $ 728,788
    Adjustments to reconcile net income to net cash
      flows from operating activities :
         Depreciation and amortization                          393,520      369,706
         Deferred income taxes                                  327,197      485,859
         Changes in operating assets and liabilities :
             Accounts receivable                               (657,327)     300,034
             Settlement receivable                                 --       (597,914)
             Inventories                                        213,461       54,140
             Prepaid expenses and other current assets           25,940      (36,246)
             Other assets                                        (2,369)     (94,968)
             Accounts payable                                  (414,703)    (413,062)
             Accrued expenses and other current liabilities    (220,972)     (64,655)
             Accrued expense - supplier                        (128,755)     (64,197)
             Deferred revenues                                 (106,356)     (69,246)
                                                              ---------    ---------
                 Net cash flows from operating activities       (79,816)     598,239
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                        (112,895)    (141,033)
    Purchase of intangible assets                               (94,609)    (139,544)
                                                              ---------    ---------
                 Net cash flows from investing activities      (207,504)    (280,577)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Advances on short term debt                                 296,260      107,162
    Payments on long term debt                                 (103,870)    (110,310)
    Advances / (payments) from officers                         120,000      (40,000)
    Payment of UltraHue note                                       --        (15,000)
    Preferred stock dividend                                       --       (314,813)
                                                              ---------    ---------
                 Net cash flows from financing activities       312,390     (372,961)
                                                              ---------    ---------

NET CHANGE IN CASH                                               25,070      (55,299)

CASH BEGINNING OF YEAR                                           42,180      132,144
                                                              ---------    ---------

CASH END OF PERIOD                                            $  67,250    $  76,845
                                                              =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                             $ 176,195    $ 217,262
                                                              =========    =========
    Income taxes paid                                         $     248    $   6,130
                                                              =========    =========
    Issuance of common stock as dividend payment              $  43,556    $   8,482
                                                              =========    =========
    Inventories transferred to equipment                      $    --      $ 120,417
                                                              =========    =========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION :

Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 2002 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 2002. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NATURE OF BUSINESS :

We are engaged in the business of manufacturing and distributing supplies for workgroup, or business, color printers. Our products include solid ink sticks, color toner cartridges and other consumable items. We distribute our products through an international network of dealers and distributors. We also sell directly to end-users through programs designed to foster our supplies business.

NOTE 3 - LOAN FROM OFFICERS :

Between August 17, 2000 and September 14, 2000, we borrowed an aggregate of $325,000 from our President, Michael W. Levin. We used the funds as bridge financing for printers acquired for Cadapult’s No-Cap Color printer program. From September 2001 through March 2002, we repaid $70,000 of these loans. In April 2002, we borrowed an additional $100,000 from Mr. Levin. These loans are unsecured, payable on demand and bear an interest rate of 10%. These short-term loans mature in May of 2003. In addition, in September 2002, we borrowed $95,000 from Mr. Levin. This loan matures in September of 2003 and carries a 23% interest rate, with interest due monthly. There is no representation or assurances made that Mr. Levin will make any further loans to us. We accrued interest of $8,523 for the six months ended December 31, 2002 and $4,913 for the six months ended December 31, 2001.

In December 2002 we borrowed $25,000 from Duncan Yates, an officer. This loan matures in December of 2003 and carries a 23% interest rate, with interest due monthly.

NOTE 4 - NOTE PAYABLE TO INVESTORS :

We have a $400,000 note payable to an investor group which bears interest at 12% per annum and is payable in quarterly installments of interest only through June 2003. Two members of this investor group are persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Baker is a director of Media Sciences and Mitchell Baker is the son of Paul Baker.

During June 2002, we also borrowed an aggregate of $175,000 from several individuals. The notes matured in December 2002 and bore simple interest at the rate of 12% per year. In connection with these borrowings, we issued 87,500 detachable warrants that were valued at $43,372, which resulted in the recording of a discount on debt. The discount was amortized through December 2002.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2002, we repaid the $175,000 borrowed in June through cash principal payments of $75,000 and through the issuance of new, one year notes aggregating $100,000 and bearing simple interest of 20%, payable quarterly.

Three of the four new note holders are persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; and Mitchell Baker is the son of Paul Baker, a director of Media Sciences. Each of Michael W. Levin, Frances Blanco, and Paul Baker disclaims beneficial ownership of these notes.

In October 2002, we borrowed $100,000 from Paul Baker, a director of Media Sciences. This loan matures in October of 2003 and carries a 23% interest rate, with interest due monthly.

NOTE 5 - NOTE PAYABLE TO BANK :

We have an agreement with a lender under which we can borrow up to $4,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.25% over the lender’s base rate, are payable on demand and are collateralized by all assets of the Company. We are also required to pay an unused Facility Fee of 0.25% per annum, payable monthly. As of December 31, 2002, $1,838,899 was outstanding under this line. Our agreement with the lender for this revolving line of credit terminates on April 30, 2003. We are in discussions with our current lender and several other potential lenders about a new credit facility. While we believe that we will be able to secure a new credit facility, there can be no assurance of that at this time, nor can there be assurances that any new facility would be on essentially the same terms and conditions as our existing facility.

NOTE 6 - DIVIDENDS :

In June 2002, our Board of Directors voted to offer preferred shareholders the option to receive payment in kind for the dividend periods ending June 30, 2002 and September 30, 2002 in order to conserve cash flow, through a common stock issuance at $0.95 per share, the fair market value of our common stock on that date. Fourteen shareholders elected to receive their dividend payments through the payment-in-kind, totaling $87,112 and consisting of 91,694 shares of common stock for the two periods ending June 30, 2002 and September 30, 2002, of which 45,847 shares are deemed issued as of June 30, 2002 and 45,847 shares are to be issued on September 30, 2002.

In December 2002, our Board of Directors voted to defer payment of the preferred stock dividends through the periods ending September 30, 2003. Our Board voted to accrue 6% simple interest on the deferred dividends, to be paid upon payment of the deferred dividends.

NOTE 7 - ACCOUNTING CHANGES :

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended December 31, 2002, $94,609 of goodwill related to the ultraHue acquisition was recorded, and no goodwill was impaired, or written off. As of December 31, 2002, goodwill was $4,986,030 and accumulated amortization was $539,855.

All of our acquired intangible assets are subject to amortization. During the first two quarters of fiscal 2002, we acquired no other intangible assets. Intangible assets amortization expense for the second quarter of fiscal 2002 was $4,916. The components of intangible assets include a covenant not to compete associated with an acquisition, and two acquired URLs. The value of our other intangible assets is $97,000, less accumulated amortization of $65,626.

NOTE 8 - EARNINGS PER SHARE :

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

The following table sets forth the computation of basic and diluted earnings per share :

                                                              Three Months               Six Months
                                                                  Ended                     Ended
                                                              December 31,              December 31,
                                                            2002         2001         2002         2001
                                                         ----------   ----------   ----------   ----------

Numerator :
    Income applicable to common  shareholders - basic   $  100,121   $  175,725   $  175,735   $  413,975
                                                         ==========   ==========   ==========   ==========
    Income applicable to common shareholders - diluted   $  100,121   $  333,132   $  175,735   $  728,788
                                                         ==========   ==========   ==========   ==========

Denominator :
    Denominator for basic earnings per share :
        Weighted average shares                           3,577,210    3,485,516    3,554,287    3,482,641
                                                         ----------   ----------   ----------   ----------

    Effect of dilutive securities
        Conversion of preferred stock to  common               --      2,737,500         --      2,737,500
        Stock options and warrants                              227       46,107        1,071       69,749
                                                         ----------   ----------   ----------   ----------
    Denominator for diluted earnings per share            3,577,437    6,269,123    3,555,358    6,289,890
                                                         ==========   ==========   ==========   ==========

    Earnings per share :
        Basic                                            $     0.03   $     0.05   $     0.05   $     0.12
                                                         ==========   ==========   ==========   ==========
       Diluted                                           $     0.03   $     0.05   $     0.05   $     0.12
                                                         ==========   ==========   ==========   ==========
The conversion of the Class A convertible preferred stock has been excluded from the computation of diluted earnings per share for the three months and six months ended December 31, 2002. Such conversion, when taking into account the additional net income generated by the elimination of the dividend, would have been anti-dilutive.

The following warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three months and six months ended December 31, 2002 because the warrants’ exercise price was greater than the average market price of the common stock for those periods:

                                                              Three Months               Six Months
                                                                  Ended                     Ended
                                                              December 31,              December 31,
                                                            2002         2001         2002         2001
                                                         ----------   ----------   ----------   ----------

          Anti-dilutive warrants and options              3,382,979    2,578,226    3,382,979    2,578,226
                                                         ==========   ==========   ==========   ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed October 15, 2002.

Results of Operations

For the Three and Six Months Ended December 31, 2002 and 2001

Sales. Our consolidated sales for the three months ended December 31, 2002 compared to the same period in 2001, increased approximately 6% to $4,023,556 from $3,798,779. Our consolidated sales for the six months ended December 31, 2002 compared to the same period in 2001, decreased approximately 2% to $7,512,706 from $7,623,876. The increase in our sales for the three months can be attributed to a 22% increase in our Media Sciences color printer supply business from the same period one year ago, offset by a reduction in our Cadapult Graphic Systems legacy reseller business. The slight decrease in our sales for the six months can be attributed to a 5% increase in our Media Sciences color printer supply business from the same period one year ago, offset by a reduction in our Cadapult Graphic Systems legacy reseller business.

Cost of Sales. Our cost of sales for the three months ended December 31, 2002 were $1,938,155, or approximately 48% of sales, as compared to $1,913,101, or approximately 50% of sales for the comparable period in 2001. Our cost of sales for the six months ended December 31, 2002 was $3,526,649, or approximately 47% of sales, as compared to $3,789,351, or approximately 50% of sales for the comparable period in 2001. The decrease in our cost of sales can be attributed to the continued growth of the higher margin business generated by our Media Sciences subsidiary. Further, during the three and six months ended December 31, 2002, we incurred approximately $100,000 in incremental inbound shipping expenses, due to the west coast dock strike and slowdown. We do not anticipate incurring those additional shipping expenses in the foreseeable future.

Selling, General and Administrative. For the three months ended December 31, 2002 as compared to the same period in 2001, our selling, general and administrative expenses increased to $1,328,370 from $979,558, which represents an increase to 33% of sales from 26% of sales. For the six months ended December 31, 2002 as compared to the same period in 2001, our selling, general and administrative expenses increased to $2,533,851 from $2,028,971, which represents an increase to 34% of sales from 27% of sales. We continue to incur certain warranty expenses associated with the recall of our solid inks in January of 2002. However the claim rates have dropped substantially over the last several months and we expect them to continue to subside. We evaluate and adjust our warranty accrual quarterly, based on management’s experience and expectation of future claims. During the three months ended December 31, 2001, we settled a legal malpractice suit and recorded a one-time benefit of approximately $600,000. Had this one-time settlement not occurred in 2001, our selling, general and administrative expenses for the three months ended December 31, 2002 as compared to the same period in 2001 would have decreased to $1,328,370 from $1,577,472, which represents a decrease to 33% of sales from 41% of sales, and our selling, general and administrative expenses for the six months ending December 31, 2002 as compared to the same period in 2001 would have decreased to $2,533,851 from $2,626,885, which represents a decrease to 34% of sales from 35% of sales.

Depreciation and Amortization. For the three months ended December 31, 2002 compared to the same period in 2001, our depreciation expense increased to $200,055 from $191,588 as a result of the depreciation of capital leases and equipment purchases during the last year. Amortization of intangibles was $4,916 for both periods. For the six months ended December 31, 2002 compared to the same period in 2001, our depreciation expense increased to $393,520 from $369,706 as a result of the depreciation of capital leases and equipment purchases during the last year. Amortization of intangibles was $9,832 for both periods.

Interest Expense. For the three months ended December 31, 2002 as compared to the same period in 2001, our Interest expense increased to $127,349 from $103,243. For the six months ended December 31, 2002 as compared to the same period in 2001, our interest expense increased to $240,693 from $221,201. The increases in interest expense are a result of the interest component of the accrued supplier agreement, capital leases and other increased borrowings.

Income Taxes. For the three months ended December 31, 2002, we recorded a current income tax expense of $38,947 and a deferred income tax expense of $133,152 as compared to a deferred income tax expense of $278,157 in 2001. For the six months ended December 31, 2002, we recorded a current income tax expense of $73,867 and a deferred income tax expense of $253,578 as compared to a deferred income tax expense of $485,859 in 2001. For the three and six months ended December 31, 2002, we recorded the current income tax expense due to New Jersey’s two year suspension of the use of Net Operating Loss carry forwards.

Dividends. For the three months ending December 31, 2002, we accrued $157,407 of stock dividends to our preferred shareholders. For the six months ended December 31, 2002, we accrued $271,256 of stock dividends to our preferred shareholders and paid $43,556 in stock dividends through a common stock issuance at $0.95 per share as discussed in Note 6 above.

Net Income. For the three month period ended December 31, 2002, we earned $100,121 or $0.03 per share basic and diluted as compared to $175,725 or $0.05 per share basic and diluted, for the corresponding three month period ended December 31, 2001. For the six month period ended December 31, 2002, we earned $175,735, or $0.05 per share basic and diluted, as compared to $413,975, or $0.12 per share, basic and diluted, for the corresponding six month period ended December 31, 2001. Had we not incurred the additional shipping expenses resulting from the west coast dock strike and slowdown, for the three month period ended December 31, 2002, we would have earned approximately $160,121, or $0.04 per share basic and diluted, and for the six months ended December 31, 2002, we would have earned approximately $235,735, or $0.07 per share basic and diluted.

Liquidity and Capital Resources

We experienced positive cash flow of $25,070 for the six months ended December 31, 2002. Cash generated by operations resulted in negative cash flows of $79,816 primarily due to net income of $490,548, a non cash charge of $393,520 for depreciation and amortization and $327,197 for deferred income taxes, and a reduction in inventory of $213,461 offset by an increase in accounts receivable of $657,327, a decrease in accounts payable of $414,703 and a decrease of $432,512 of accrued expenses and other liabilities.

The cash we used in investing activities included the purchase of equipment in the amount of $112,895 and the purchase of intangible assets generated by the ultraHue earn-out in the amount of $94,609. The ultraHue earn-out has been concluded as of December 13, 2002 and there will be no further purchase of intangibles associated with this acquisition.

Cash generated by financing activities included proceeds from short term debt of $296,260, advances from officers of $120,000 offset by the repayment of $103,870 of long-term. We have an agreement with a lender under which we can borrow up to $4,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.25% over the lender’s base rate, are payable on demand and are collateralized by all assets of the Company. We are also required to pay an unused Facility Fee of 0.25% per annum, payable monthly. As of December 31, 2002, $1,838,899 was outstanding under this line. Our agreement with the lender for this revolving line of credit terminates on April 30, 2003. We are in discussions with our current lender and several other potential lenders about a new credit facility. While we believe that we will be able to secure a new credit facility, there can be no assurance of that at this time, nor can there be assurances that any new facility would be on essentially the same terms and conditions as our existing facility.

In June 2002, we borrowed an aggregate of $175,000 from several individuals. The notes matured in December 2002 and bore simple interest at the rate of 12% per year. In December 2002, we repaid the $175,000 borrowed in June through cash principal payments of $75,000 and through the issuance of new, one year notes aggregating $100,000 and bearing simple interest of 20%, payable quarterly. Three of the four new note holders are persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; and Mitchell Baker is the son of Paul Baker, a director of Media Sciences.

Between August 17, 2000 and September 14, 2000, we borrowed an aggregate of $325,000 from our President, Michael W. Levin. We used the funds as bridge financing for printers acquired for Cadapult’s No-Cap Color printer program. From September 2001 through March 2002, we repaid $70,000 of these loans. In April 2002, we borrowed an additional $100,000 from the President. These loans are unsecured, payable on demand and bear an interest rate of 10%. These short-term loans mature in May of 2003. In addition, in September 2002, we borrowed $95,000 from Mr. Levin. This loan matures in September of 2003 and carries a 23% interest rate, with interest due monthly. We accrued interest of $8,523 for the six months ended December 31, 2002 and $4,913 for the six months ended December 31, 2001.

In October 2002, we borrowed $100,000 from Paul Baker, a director of Media Sciences. This loan matures in October of 2003 and carries a 23% interest rate, with interest due monthly.

In December 2000, the note payable to ultraHue came due and was satisfied with a cash payment of $760,000 and a six month term note in the amount of $400,000, and bearing an interest rate of 13% per annum. Under this note, $250,000 is currently outstanding.

In December 2002 we borrowed $25,000 from Duncan Yates, an officer. This loan matures in December of 2003 and carries a 23% interest rate, with interest due monthly.

The terms of these loans borrowed from the company’s officers, directors, and others having relationships with our officers and directors were determined by the Board of Directors in light of the company’s financial condition, the terms of previous borrowings from such persons, and the terms on which short-term loans were available from public resources. The terms of these loans were deemed fair to the company and viewed as an arm’s length transaction. There is no ongoing contractual or other commitments with any of these persons resulting from these transaction, and there is no representation or assurances made that any of these person will make any further loans to us.

Inflation

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on its business in the future.

Seasonality

We anticipate that our cash flow from operations will be slightly better in the fall and winter months than in the spring and summer months due to the sales cycles associated with our legacy business. In the event that we are unable to generate sufficient cash flows from operations, we may be required to utilize other cash reserves, if any, or seek additional equity or debt financing to meet operating expenses, and there can be no assurance that there will be any other cash reserves or that additional financing will be available or, if available, on reasonable terms.

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

ITEM 3.   CONTROLS AND PROCEDURES

(a)  Evaluation of Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer, Vice President of Operations, and Controller, an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the Chief Executive Officer Vice President of Operations, and Controller have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)  Changes in Internal Controls

There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

In March 2000, we completed a private placement of 550,000 units of our securities and raised gross proceeds of approximately $5,500,000 in transactions deemed to be exempt under Section 4(2) of the Securities Act and under Rule 506 of Regulation D promulgated under the Securities Act. Each purchaser represented to us that the purchaser was an accredited person who had financial, tax and business sophistication to evaluate the merits and risks of the investment and agreed that the purchaser has no right to demand that the units be registered. We made a determination that each purchaser was an accredited investor and that each purchaser was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment. Each unit consisted of one share of convertible preferred stock and warrants to purchase two shares of common stock. The preferred stock has rights to quarterly dividends of 11.5%. In December 2002, our Board of Directors voted to defer payment of the preferred stock dividends through the periods ending September 30, 2003. Our Board voted to accrue 6% simple interest on the deferred dividends, to be paid upon payment of the deferred dividends.

ITEM 5.   OTHER INFORMATION

On January 21, 2003, our Board of Directors elected Sagiv Shiv to serve on our Board of Directors. Dr. Shiv is currently a Managing Director at Punk Ziegel and Company, a full service investment bank, which he joined in 2001, that provides services centered around emerging, high growth companies. Prior to joining Punk Ziegal, from 1999 to 2001, he worked at Ryan, Beck & Co., where he was a director. From 1997 to 1999, he worked at Josepthal & Co., Inc., where he was a vice president. Dr. Shiv has also served as Chief Financial Officer for both the Plastiflex Group, an international manufacturing company, from 1993 to 1997, and The Petroglas Group, a diversified holding company, from 1987 to 1993. In addition, Dr. Shiv has extensive experience in international business, international treasury management, mergers and acquisitions, and project finance. He holds a B.Sc. and Ph. D. Degrees in Finance and Commercial Economics from Pacific Western University.

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: February 12, 2003	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: February 12, 2003	By: /s/ Duncan Huyler Duncan Huyler Vice President of Operations

Dated: February 12, 2003	By: /s/ Denise Hawkins Denise Hawkins Controller and Vice President

15

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Michael W. Levin Michael W. Levin Chief Executive Officer

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Duncan Huyler Duncan Huyler Vice President of Operations

I, Denise Hawkins, certify that:

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Denise Hawkins Denise Hawkins Controller and Vice President