Form 10QSB
period 2003-03-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2003-05-08
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(201) 236-1100
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of May 1, 2003, the issuer had 3,577,210 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2003

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                    March 31,       June 30,
                                                                      2003           2002
                                 ASSETS                           (Unaudited)
                                 ------                           ------------    ------------

CURRENT ASSETS :
    Cash                                                          $     83,613    $     42,180
    Accounts receivable, less allowance for
       doubtful accounts of $35,000                                  2,108,844       1,257,270
    Inventories                                                      1,193,113       1,324,583
    Deferred tax asset                                               1,000,000       1,000,000
    Prepaid expenses and other current assets                           81,717          59,846
                                                                  ------------    ------------
        Total Current Assets                                         4,467,287       3,683,879

PROPERTY AND EQUIPMENT, NET                                          1,398,043       1,778,497

OTHER ASSETS:
    Goodwill and other intangible assets, net                        4,474,001       4,392,773
    Deferred income taxes                                              145,567         500,000
    Other assets                                                        60,102          57,733
                                                                  ------------    ------------
                                                                     4,679,670       4,950,506

TOTAL ASSETS                                                      $ 10,545,000    $ 10,412,882
                                                                  ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
    Short-term debt                                               $  2,501,054    $  2,113,794
    Accounts payable                                                 1,679,963       2,311,790
    Accrued expenses and other current liabilities                     190,351         129,495
    Accrued product warranty                                           250,000         500,000
    Accrued expense - supplier                                         527,817         395,153
    Income taxes payable                                               102,900            --
    Dividends payable                                                  542,513         113,849
    Loan from investors                                                600,000         535,242
    Loan from officer                                                  475,000         355,000
    Deferred revenue                                                   162,985         230,297
                                                                  ------------    ------------
                                                                     7,032,583       6,684,620

OTHER LIABILITIES :
    Long-term debt, less current maturities                             53,547         194,336
    Accrued expense - supplier                                            --           330,644
                                                                  ------------    ------------
                                                                        53,547         524,980

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Common stock, .001 par value,
       Authorized 20,000,000 shares; issued 3,577,210 in March
       and 3,531,363 in June                                             3,578           3,532
    Series A convertible preferred stock, $.001 par value,
       Authorized 1,000,000 shares; issued 547,500 shares                  547             547
    Additional paid-in capital                                       5,109,343       5,065,833
    Cost of 10,564 shares of common stock in treasury                  (20,832)        (20,832)
    Retained earnings (deficit)                                     (1,633,766)     (1,845,798)
                                                                  ------------    ------------
        Total shareholders' equity                                   3,458,870       3,203,282

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 10,545,000    $ 10,412,882
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        Three Months Ended              Nine Months Ended
                                                            March 31,                       March 31,
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------

NET SALES                                          $  3,665,763    $  3,302,840    $ 11,178,469    $ 10,926,716
                                                   ------------    ------------    ------------    ------------

COSTS AND EXPENSES :
    Cost of goods sold, excluding depreciation        1,681,447       1,682,746       5,208,096       5,472,097
    Depreciation                                        135,750         104,618         391,945         312,373
                                                   ------------    ------------    ------------    ------------
        Total cost of goods sold                      1,817,197       1,787,364       5,600,041       5,784,470

    Selling, general and administrative expenses      1,356,297       2,714,784       3,890,148       4,743,756
    Depreciation and amortization                        65,886          80,034         203,212         241,986
                                                   ------------    ------------    ------------    ------------
        Total costs and expenses                      3,239,380       4,582,182       9,693,401      10,770,212
                                                   ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                           426,383      (1,279,342)      1,485,068         156,504

INTEREST EXPENSE, NET                                   101,043          89,876         341,736         311,077
                                                   ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                       325,340      (1,369,218)      1,143,332        (154,573)

INCOME TAXES :
    Current                                              30,781             275         104,648             275
    Deferred                                            100,855        (547,688)        354,433         (61,829)
                                                   ------------    ------------    ------------    ------------
                                                        131,636        (547,413)        459,081         (61,554)
                                                   ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                  $    193,704    $   (821,805)   $    684,251    $    (93,019)
                                                   ============    ============    ============    ============

PREFERRED STOCK DIVIDENDS                          $    157,406    $    157,406    $    472,219    $    472,219
                                                   ------------    ------------    ------------    ------------

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS    $     36,298    $   (979,211)   $    212,032    $   (565,238)
                                                   ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
    BASIC                                             3,577,210       3,485,516       3,561,928       3,483,599
                                                   ============    ============    ============    ============
    DILUTED                                           3,577,210            --         3,562,672            --
                                                   ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE :
    BASIC                                          $       0.01    $      (0.28)   $       0.06    $      (0.16)
                                                   ============    ============    ============    ============
    DILUTED                                        $       0.01    $       --      $       0.06    $       --
                                                   ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2003

                                            Common Stock       Preferred Stock   Additional               Retained        Total
                                         ------------------   ----------------     Paid-in    Treasury    Earnings     Shareholders'
                                          Shares     Amount    Shares   Amount     Capital      Stock     (Deficit)       Equity
                                         ---------   ------   -------   ------   ----------   --------   -----------   -------------

BALANCES, JUNE 30, 2002                  3,531,363    $3,532  547,500   $  547   $5,065,833   $(20,832)   $(1,845,798) $   3,203,282

PERIOD ENDED MARCH 31, 2003

  Issuance of common stock for
    dividend payment                        45,847       46        --       --       43,510         --            --          43,556
  Preferred stock dividend, 11.5%               --       --        --       --           --         --      (472,219)       (472,219)
  Net Income                                    --       --        --       --           --         --       490,548         490,548
                                         ---------   ------   -------   ------   ----------   --------   -----------   -------------

BALANCES, MARCH 31, 2003 (UNAUDITED)     3,577,210   $3,578   547,500   $  547   $5,109,343   $(20,832)  $(1,633,766)  $   3,458,870
                                         =========   ======   =======   ======   ==========   ========   ===========   =============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                Nine Months Ended
                                                                    March 31,
                                                                2003         2002
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net Income                                                $ 684,251    $ (93,019)
    Adjustments to reconcile net Income to net cash
      flows from operating activities :
         Depreciation and amortization                          595,156      554,360
         Deferred income taxes                                  354,433      (61,829)
         Changes in operating assets and liabilities :
             Accounts receivable                               (851,574)     199,994
             Inventories                                        131,470     (220,897)
             Prepaid expenses and other current assets          (21,870)     (18,244)
             Other assets                                        (2,369)     (90,778)
             Accounts payable                                  (631,827)     216,534
             Income taxes payable                               102,900         --
             Dividends payable                                     --        (81,003)
             Accrued expenses and other current liabilities      60,856       39,987
             Accrued product warranty                          (250,000)     488,936
             Accrued expense - supplier                        (197,980)    (101,221)
             Deferred revenues                                  (67,312)     (97,728)
                                                              ---------    ---------
                 Net cash flows from operating activities       (93,866)     735,092
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                        (201,321)    (267,137)
    Purchase of intangible assets                               (94,609)     (55,152)
                                                              ---------    ---------
                 Net cash flows from investing activities      (295,930)    (322,289)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Advances on short-term debt                                 452,018      530,813
    Payments on long-term debt                                 (140,789)    (230,681)
    Advances / (payments) from officer                          120,000      (70,000)
    Payment of UltraHue note                                       --       (234,392)
    Preferred stock dividend                                       --       (472,219)
                                                              ---------    ---------
                 Net cash flows from financing activities       431,229     (476,479)
                                                              ---------    ---------

NET CHANGE IN CASH AND EQUIVALENTS                               41,433      (63,676)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                          42,180      132,144
                                                              ---------    ---------

CASH AND EQUIVALENTS, END OF YEAR                             $  83,613    $  68,468
                                                              =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                             $ 263,838    $ 322,315
                                                              =========    =========
    Income taxes paid                                         $     998    $   6,405
                                                              =========    =========
    Issuance of common stock as dividend payment              $  43,556    $   8,482
                                                              =========    =========
    Inventories transferred to equipment                      $    --      $ 120,417
                                                              =========    =========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION :

Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 2002 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 2002. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - LOAN FROM OFFICERS :

Between August 17, 2000 and September 14, 2000, we borrowed an aggregate of $325,000 from our President, Michael W. Levin. We used the funds as bridge financing for printers acquired for Cadapult’s No-Cap Color printer program. From September 2001 through March 2002, we repaid $70,000 of these loans. In April 2002, we borrowed an additional $100,000 from Mr. Levin. These loans are unsecured, payable on demand and bear an interest rate of 10%. These short-term loans mature in May of 2003. In addition, in September 2002, we borrowed $95,000 from Mr. Levin. This loan matures in September of 2003 and carries a 23% interest rate, with interest due monthly. There is no representation or assurance made that Mr. Levin will make any further loans to us. At March 31, 2003 we accrued interest of $13,238 and at March 31, 2002 we had accrued interest of $2,137.

In December 2002 we borrowed $25,000 from Duncan Yates, an officer. This loan matures in December of 2003 and carries a 23% interest rate, with interest due monthly. There is no representation or assurance made that Mr. Yates will make any further loans to us.

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2002, we repaid the $175,000 borrowed in June through cash principal payments of $75,000 and through the issuance of new, one-year notes aggregating $100,000 and bearing simple interest of 20%, payable quarterly.

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

In October 2002, we borrowed $100,000 from Paul Baker, a director of Media Sciences. This loan matures in October of 2003 and carries a 23% interest rate, with interest due monthly. There is no representation or assurance made that Mr. Baker will make any further loans to us.

NOTE 5 - NOTE PAYABLE TO BANK :

We have an agreement with a lender under which we can borrow up to $4,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.25% over the lender’s base rate, are payable on demand and are collateralized by all assets of the company. We are also required to pay an unused facility fee of 0.25% per annum, payable monthly. As of March 31, 2003, $2,018,837 was outstanding under this line. Our agreement with the lender for this revolving line of credit terminates on April 30, 2003. We are in discussions with our current lender and several other potential lenders about a new credit facility. While we believe that we will be able to secure a new credit facility, there can be no assurance of that at this time, nor can there be assurances that any new facility would be on essentially the same terms and conditions as our existing facility.

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

The following table sets forth the computation of basic and diluted earnings per share :

                                                                    Three Months               Nine Months
                                                                        Ended                     Ended
                                                                      March 31,                 March 31,
                                                                  2003         2002         2003         2002
                                                               ----------   ---------   -----------   -----------

Numerator :
    Income (loss) applicable to common  shareholders - basic   $   36,298   $(979,211)  $   212,032   $  (565,238)
                                                               ==========   =========   ===========   ===========
    Income (loss) applicable to common shareholders - diluted  $   36,298        --     $   212,032          --
                                                               ==========   =========   ===========   ===========

Denominator :
    Denominator for basic earnings per share :
        Weighted average shares                                 3,577,210   3,485,516     3,561,928     3,483,599
                                                               ----------   ---------   -----------   -----------

    Effect of dilutive securities
        Conversion of preferred stock to  common                     --          --            --            --
        Stock options and warrants                                   --          --             744          --
                                                               ----------   ---------   -----------   -----------
    Denominator for diluted earnings per share                  3,577,210   3,485,516     3,562,672     3,483,599
                                                               ==========   =========   ===========   ===========

    Earnings (loss) per share :
        Basic                                                  $     0.01   $   (0.28)  $      0.06   $     (0.16)
                                                               ==========   =========   ===========   ===========
        Diluted                                                $     0.01        --     $      0.06          --
                                                               ==========   =========   ===========   ===========
The conversion of the class A convertible preferred stock has been excluded from the computation of diluted earnings per share for the three months and nine months ended March 31, 2003. Such conversion, when taking into account the additional net income generated by the elimination of the dividend, would have been anti-dilutive.

The following warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three months and nine months ended March 31, 2003 because the warrants’ exercise price was greater than the average market price of the common stock for those periods:

                                                              Three Months               Nine Months
                                                                  Ended                     Ended
                                                                March 31,                 March 31,
                                                            2003         2002         2003         2002
                                                         ----------   ---------   -----------   -----------

          Anti-dilutive warrants and options              3,388,979        --       3,388,235         --
                                                         ==========   =========   ===========   ===========

NOTE 8 - RECLASSIFICATION :

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

Results of Operations

For the Three and Nine Months Ended March 31, 2003 and 2002

Sales. Our consolidated sales for the three months ended March 31, 2003 compared to the same period in 2002, increased approximately 11% to $3,665,763 from $3,302,840. Our consolidated sales for the nine months ended March 31, 2003 compared to the same period in 2002, increased approximately 2% to $11,178,469 from $10,926,716. The increase in our sales for the three months can be attributed to a 14% increase in our Media Sciences color printer supply business from the same period one year ago. The slight increase in our sales for the nine months can be attributed to an 8% increase in our Media Sciences color printer supply business from the same period one year ago, offset by a reduction in our Cadapult Graphic Systems legacy reseller business.

Cost of Sales. Our cost of sales for the three months ended March 31, 2003 were $1,681,447, or approximately 46% of sales, as compared to $1,682,746, or approximately 51% of sales for the comparable period in 2002. Our cost of sales for the nine months ended March 31, 2003 was $5,208,096, or approximately 47% of sales, as compared to $5,472,097, or approximately 50% of sales for the comparable period in 2002. The decrease in our cost of sales can be attributed to the continued growth of the higher margin business generated by our Media Sciences subsidiary. Further, during the three months ended December 31, 2002, we incurred approximately $100,000 in incremental inbound shipping expenses, due to the west coast dock strike and slowdown. We have not incurred those additional shipping expenses in the three months ended March 31, 2003, and we do not anticipate incurring those additional shipping expenses in the foreseeable future. Certain direct and indirect manufacturing costs previously reported as selling, general and administrative costs for the three and nine months ended March 31, 2002 have been reclassified to conform to the current year's presentation where these costs are now classified as cost of sales. Approximately $177,000 for the three months ended March 31, 2002 and $477,000 for the nine months ended March 31, 2002 were reclassified as cost of sales.

Selling, General and Administrative. For the nine months ended March 31, 2003, as compared to the same period in 2002, our selling, general and administrative expenses decreased to $1,356,297 from $2,714,784, which represents a decrease to 37% of sales from 82% of sales. For the nine months ended March 31, 2003, as compared to the same period in 2002, our selling, general and administrative expenses decreased to $3,890,148 from $4,743,756, which represents a decrease to 35% of sales from 43% of sales. We continue to incur certain warranty expenses associated with the recall of our solid inks in January of 2002. However, the claim rates have dropped substantially over the last several months and we expect them to continue to subside. We evaluate and adjust our warranty accrual quarterly, based on management’s experience and expectation of future claims. During the nine months ended March 31, 2002, we settled a legal malpractice suit and recorded a one-time benefit of approximately $600,000, and incurred approximately $2.6 million in recall and warranty expenses.

Depreciation and Amortization. For the three months ended March 31, 2003, as compared to the same period in 2002, our depreciation expense increased to $201,636 from $184,652 as a result of the depreciation of capital leases and equipment purchases during the last year. Amortization of intangibles was $3,153 for the three months ended March 31, 2003 and $2,267 for the same period in 2002. For the nine months ended March 31, 2003, as compared to the same period in 2002, our depreciation expense increased to $595,157 from $554,359 as a result of the depreciation of capital leases and equipment purchases during the last year. Amortization of intangibles was $12,985 for the nine months ended March 31, 2003 and $6,901 for the same period in 2002.

Interest Expense. For the three months ended March 31, 2003, as compared to the same period in 2002, our interest expense increased to $101,043 from $89,876. For the nine months ended March 31, 2003, as compared to the same period in 2002, our interest expense increased to $341,736 from $311,077. The increases in interest expense are a result of the interest component of the accrued supplier agreement, capital leases and other increased borrowings.

Income Taxes. For the three months ended March 31, 2003, we recorded a current income tax expense of $30,781 and a deferred income tax expense of $100,855 as compared to a current income tax expense of $275 and a deferred income tax benefit of $547,688 in 2002. For the nine months ended March 31, 2003, we recorded a current income tax expense of $104,648 and a deferred income tax expense of $354,433 as compared to a current income tax expense of $275 and a deferred income tax benefit of $61,829 in 2002. For the three and nine months ended March 31, 2003, we recorded the current income tax expense because of New Jersey’s two-year suspension of the use of net operating loss carry forwards.

Dividends. For the three months ending March 31, 2003, we accrued $157,407 of stock dividends to our preferred shareholders. For the nine months ended March 31, 2003, we accrued $428,663 of stock dividends to our preferred shareholders and paid $43,556 in stock dividends through a common stock issuance at $0.95 per share as discussed in Note 6 above.

Net Income. For the three month period ended March 31, 2003, we earned $36,298, or $0.01 per share basic and diluted, as compared to a loss of $979,211, or $(0.28) per share, for the corresponding three month period ended March 31, 2002. For the nine month period ended March 31, 2003, we earned $212,032, or $0.06 per share basic and diluted, as compared to a loss of $565,238, or $(0.16) per share, for the corresponding nine month period ended March 31, 2002.

Liquidity and Capital Resources

We experienced positive cash flow of $41,434 for the nine months ended March 31, 2003. Cash generated by operations resulted in negative cash flows of $93,866 primarily due to net income of $684,251, a non-cash charge of $595,156 for depreciation and amortization and $354,433 for deferred income taxes, a reduction in inventory of $131,470, and an increase in income taxes payable of $102,900, offset by an increase in accounts receivable of $851,574, a decrease in accounts payable of $631,827, and a decrease of $478,675 in accrued expenses and other liabilities.

The cash we used in investing activities included the purchase of equipment in the amount of $201,321 and the purchase of intangible assets generated by the ultraHue earn-out in the amount of $94,609. The ultraHue earn-out has been concluded as of December 13, 2002 and there will be no further purchase of intangibles associated with this acquisition.

Cash generated by financing activities included proceeds from short-term debt of $452,018, advances from officers of $120,000 offset by the repayment of $140,789 of long-term debt. We have an agreement with a lender under which we can borrow up to $4,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.25% over the lender’s base rate, are payable on demand and are collateralized by all assets of the company. We are also required to pay an unused facility fee of 0.25% per annum, payable monthly. As of March 31, 2003, $2,018,837 was outstanding under this line. Our agreement with the lender for this revolving line of credit terminates on April 30, 2003. We are in discussions with our current lender and several other potential lenders about a new credit facility. While we believe that we will be able to secure a new credit facility, there can be no assurance of that at this time, nor can there be assurances that any new facility would be on essentially the same terms and conditions as our existing facility.

In June 2002, we borrowed an aggregate of $175,000 from several individuals. The notes matured in December 2002 and bore simple interest at the rate of 12% per year. In December 2002, we repaid the $175,000 borrowed in June through cash principal payments of $75,000 and through the issuance of new, one-year notes aggregating $100,000 and bearing simple interest of 20%, payable quarterly. Three of the four new note holders are persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; and Mitchell Baker is the son of Paul Baker, a director of Media Sciences.

Between August 17, 2000 and September 14, 2000, we borrowed an aggregate of $325,000 from our President, Michael W. Levin. We used the funds as bridge financing for printers acquired for Cadapult’s No-Cap Color printer program. From September 2001 through March 2002, we repaid $70,000 of these loans. In April 2002, we borrowed an additional $100,000 from the President. These loans are unsecured, payable on demand and bear an interest rate of 10%. These short-term loans mature in May of 2004. In addition, in September 2002, we borrowed $95,000 from Mr. Levin. This loan matures in September of 2003 and carries a 23% interest rate, with interest due monthly.

In October 2002, we borrowed $100,000 from Paul Baker, a director of Media Sciences. This loan matures in October of 2003 and carries a 23% interest rate, with interest due monthly.

In December 2000, the note payable to ultraHue came due and was satisfied with a cash payment of $760,000 and a six-month term note in the amount of $400,000, and bearing an interest rate of 13% per annum. Under this note, $250,000 is currently outstanding.

In December 2002, we borrowed $25,000 from Duncan Yates, an officer. This loan matures in December of 2003 and carries a 23% interest rate, with interest due monthly.

The terms of these loans borrowed from the Company’s officers, directors, and others having relationships with our officers and directors were determined by the Board of Directors in light of the Company’s financial condition, the terms of previous borrowings from such persons, and the terms on which short-term loans were available from public resources. The terms of these loans were deemed fair to the Company and viewed as arm’s length transactions. There are no ongoing contractual or other commitments with any of these persons resulting from these transactions, and there is no representation or assurances made that any of these persons will make any further loans to us.

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

Forward-Looking Statements

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

ITEM 3.   CONTROLS AND PROCEDURES

(a)  Evaluation of Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer, Vice President of Operations, and Controller, an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the Chief Executive Officer, Vice President of Operations, and Controller have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: May 7, 2003	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: May 7, 2003	By: /s/ Duncan Huyler Duncan Huyler Vice President of Operations

Dated: May 7, 2003	By: /s/ Denise Hawkins Denise Hawkins Vice President and Controller

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

Date: May 7, 2003

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ Denise Hawkins Denise Hawkins Vice President and Controller