Form 10KSB
period 2003-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2003-09-15
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

     Issuer’s telephone number: (201) 236-9311

     Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Common Stock	Name of each exchange on which registered AMEX

     Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $14,597,862.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on August 21, 2003 was $1,321,406.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of August 25, 2003, we had 3,577,210 shares of common stock issued and outstanding.

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

As of June 30, 2003, we had 3,577,210 shares of common stock issued and outstanding and 547,500 shares of preferred stock issued and outstanding.

We have not been subject to bankruptcy, receivership or any similar proceedings.

Our Business

We are a manufacturer of supplies for digital workgroup color printers.

Our wholly owned subsidiary, Media Sciences, Inc., manufactures and distributes color printer supplies, including solid ink sticks and color toner cartridges for use in Xerox and other color printers. Media Sciences distributes these products internationally through a network of dealers and distributors. We intend to grow this business through an expansion of our product line, expansion of our distribution channels and through demand creation marketing programs.

Our wholly owned subsidiary, Cadapult Graphic Systems, Inc., sells supplies directly to certain end users through our No-Cap Color program and to those with whom we have a historical relationship.

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

In addition to penetrating the installed base, we intend to create a significant new set of color printer users who are contractually committed to our supplies. We are striving to achieve this objective through our sales programs such as our INKlusive Color printer program. We believe this program provides a unique opportunity for organizations that are not currently using color printers to migrate to color without the cost and technology risk of buying a printer outright.

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

Sales Programs

INKlusive.   Our INKlusive color printer program, and its variations, provide a customer with a workgroup color printer, on-site service, and a box of ink for a fixed charge per month at a substantial discount. The program requires a 24 month commitment, and upon successful completion of the program, the printer is the customer's to keep at no additional charge. The INKlusive program is targeted at small businesses, education, non-profits and real estate agents and brokers. The program is advanced by our channel partners who receive a commission for each unit placed, and are encouraged to sell additional Media Sciences supplies to the customer.

Media Sciences offers this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer.

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

Our No-Cap Color program offers benefits to both the end user and Media Sciences. The end-user benefits by obtaining a color printer without a capital investment and without service costs. End user costs are limited to the purchase of supplies that they would need to purchase anyway. We benefit by creating new customers with an obligation to purchase our supplies, thereby creating a high-margin reoccurring revenue stream.

Printers for our No-Cap Color program are purchased outright and/or leased to us by third party leasing companies. We intend to phase out the No-Cap Color program over the next few years in favor of the INKlusive color printer program.

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

We are marketing our INKlusive program through our channel partners, web advertising and affiliates and through direct mail promotions.

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

Distribution Methods of the Products and Services

Media Sciences, Inc. sells through an international network of channel partners. Our products are sold under the Media Sciences brand, the brands of some of our distribution partners and in generic, or non-branded boxes.

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

Principal Suppliers

Purchases in the fiscal year ended June 30,2003 from one vendor amounted to 11% of cost of goods sold. Purchases from two vendors amounted to 51% of total purchases for the fiscal year ended June 30, 2002.

Dependence on Major Customers

Sales to one customer represented 11% of our revenues in our fiscal year ended June 30, 2003. Sales to that same customer represented 12% of our revenues in our fiscal year ended June 30, 2002.

Intellectual Property

We regard our trademarks, trade secrets, and proprietary technology and similar intellectual property as critical to our success, and rely on trademark, copyright and patent law, trade secret protection and confidentiality and other agreements with our employees, customers, partners and others to protect our proprietary rights. We have registered certain trademarks in the United States and have applied for the registration of other trademarks in the United States. We have applied for certain patents in the United States.

Need for Government Approval

Not applicable.

Government Regulation

Not applicable.

Research and Development

Not applicable.

Compliance with Environmental Laws

Not applicable.

Employees

We currently have 36 full-time employees, including seven management level employees.

ITEM 2.   DESCRIPTION OF PROPERTY

We maintain our executive offices at Allendale, New Jersey, pursuant to a lease expiring on May 31, 2011. We also maintain a sales office in Redmond, Washington. Our offices are adequately covered by insurance for claims arising out of such occupancies.

We occupy approximately 15,400 square feet, including warehousing and manufacturing facilities. We believe that our present facilities are suitable for our present needs, however, it may be necessary to increase the size of our current facilities or add new facilities in the future to accommodate our projected growth.

The table below sets forth the location, approximate square footage, approximate annual rent, use of each location and expiration date of each lease. Some of the leases summarized in the table provide for moderate annual rental increases.

--------------------  -----------  -----------  ------------------  ---------------
                      Approximate  Approximate                      Lease
Location              Square Feet  Annual Rent  Use                 Expiration Date
--------------------  -----------  -----------  ------------------  ---------------

40 Boroline Road         15,400      $184,800   Executive Offices,  May 31, 2011
Allendale, NJ 07401                             Warehouse, and
                                                Manufacturing
                                                Facility

201 MJL Center           1,500       $28,200    Sales               month to month
16398 NE 85th Street                                                lease
Redmond, WA 98052
--------------------  -----------  -----------  ------------------  ---------------

ITEM 3.   LEGAL PROCEEDINGS

As at June 30, 2003, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July and August, 2003, a majority of the holders of our 547,500 shares of preferred stock outstanding approved an amendment, by written consent, to the Certificate of Designation of the Series A Preferred Stock to provide that no payments of dividends or deferred dividends shall be made if Media Sciences is in default of its senior lending agreement or if such payment causes an event of default under the senior lending agreement. The preferred stockholders representing 353,750 preferred shares consented to the amendment.

PART II

ITEM 5.   MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the American Stock Exchange under the symbol “GFX”. From July 10, 1998 to August 8, 2000, our common stock was quoted on the OTC Bulletin Board under the symbol “GRFX”.

The following table sets forth for the periods indicated, the high and low closing sale prices for a share of our common stock, during the relevant periods, as reported by the American Stock Exchange.

Fiscal Year           Quarter Ended                  High              Low
-----------           ------------------             -----             -----

2002                  September 30, 2001             $2.00             $1.00
                      December 31, 2001              $1.50             $1.04
                      March 31, 2002                 $1.30             $1.00
                      June 30, 2002                  $1.19             $0.95
2003                  September 30, 2002             $1.00             $0.60
                      December 31, 2002              $0.85             $0.50
                      March 31, 2003                 $0.63             $0.47
                      June 30, 2003                  $0.60             $0.40
-----------           ------------------             -----             -----

Holders

The approximate number of holders of record of our common stock as of June 30, 2003 was 402. As of that date, there were approximately 633 beneficial stockholders, including stockholders holding common stock under nominee security position listings.

Dividends

We have never declared any cash dividends on our common stock. Future cash dividends on the common stock, if any, will be at the discretion of our Board of Directors and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that the Board of Directors may consider important.

Unless and until we have fully paid all dividends on the outstanding shares of series A preferred stock, we cannot declare or pay cash dividends, or distribute or set aside assets, for any of our other securities.

Our series A preferred stock bears a fixed dividend at an annual rate of 11.5%. Dividends are to be paid in cash each quarter in arrears. The first dividend payment occurred on January 1, 2000. Pursuant to an amendment to the Certificate of Designation of the Series A Preferred Stock, no payments of dividends or deferred dividends shall be made if Media Sciences is in default of its senior lending agreement or if such payment causes an event of default under the senior lending agreement.

In March 2001, our Board of Directors voted to defer, until fiscal year 2002, the cash payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the now settled litigation with Tektronix, Inc. and Xerox Corporation. Our preferred shareholders had the option to receive payment-in-kind, through a common stock issuance valued at $1.00 per share, the fair market value of our common stock on that date. In September 2001, our preferred shareholders were permitted the option to receive dividend payment for those two payments through payment-in-kind, through a common stock issuance valued at $1.10 per share, the fair market value of our common stock on that date. Through December 31,2001, thirty three shareholders elected to receive their dividend payments through the payment-in-kind, totaling $154,134 and consisting of 148,136 shares of common stock for the two periods ending March 31, 2001 and June 30, 2001. In June 2002, our Board of Directors voted to offer preferred shareholders the option to receive payment-in-kind for the dividend periods ending June 30, 2002 and September 30, 2002 in order to conserve cash flow, through a common stock issuance at $0.95 per share, the fair market value of our common stock on that date. Fourteen shareholders elected to receive their dividend payments through the payment-in-kind, totaling $87,112 and consisting of 91,694 shares of common stock for the two periods ending June 30, 2002 and September 30, 2002, of which 45,847 shares were issued as of June 30, 2002 and 45,847 shares were issued as of September 30, 2002. In December 2002, our Board of Directors voted to defer payment of the preferred stock dividends through the periods ending September 30, 2003. Our Board voted to accrue 6% simple interest on the deferred dividends, to be paid upon payment of the deferred dividends. For the one year ended June 30, 2003, we accrued $586,069 of stock dividends to our preferred shareholders and paid $43,556 in stock dividends through a common stock issuance at $0.95 per share.

Securities Authorized for Issuance under Equity Compensation Plans

                           Number of securities to  Weighted average
                           be issued upon exercise  exercise price of     Number of securities
                           of outstanding options,  outstanding options,  remaining available
Plan category              warrants and rights      warrants and rights   for future issuance
-------------------------  -----------------------  -------------------   --------------------

Equity compensation plans          338,406                 $1.70               125,677
approved by
securities holders

Equity compensation plans        3,374,000                 $2.80                     0
not approved by
security holders

Total                            3,712,406                 $2.70               125,677
-------------------------  -----------------------  -------------------   --------------------

Under our incentive stock option plan for employees, directors and consultants, which was adopted by our Board of Directors and approved by our shareholders on August 10, 1998, we reserved 500,000 shares of our common stock for issuance pursuant to exercises of incentive stock options. An incentive stock option entitles the holder to purchase a share of our common stock at a purchase price equal to the fair market value of the common stock on the day of grant. As of June 30, 2003, option holders have exercised options to purchase 35,917 shares of common stock, and we had outstanding incentive stock options to purchase 338,406 shares of common stock, exercisable, subject to vesting, for five or ten years from the date of grant at prices of $0.43 to $4.00.

Commencing fiscal year 2004, our outside directors are granted ten year stock options under the incentive stock option plan to purchase 10,000 shares of common stock, exercisable at the fair market value on the date of appointment to the Board. Outside directors will also be granted, annually, additional stock options to purchase 5,000 shares of common stock for continued service on the Board. Under our director compensation plan through 2003, our outside directors were granted stock options under the incentive stock option plan to purchase 10,000 shares of common stock, exercisable at the fair market value on the date of appointment to the Board, and granted, annually, additional options to purchase 5,000 shares of common stock on or about each July 1 for continued service on the Board.

In August 1998, we issued warrants to purchase 75,000 shares of common stock exercisable for five years at $4.00 per share for legal services.

In February 1999, we issued warrants to purchase 30,000 shares of common stock exercisable for five years at $5.00 per share for legal services.

Pursuant to employment agreements, amended as of March 5, 1999, each of Duncan Huyler, Vice President, and of Frances Blanco, Vice President, Treasurer and Secretary, stock options, which were reissued on May 6, 2001, to purchase up to 100,000 shares of common stock, subject to vesting upon Media Sciences attaining certain specified corporate milestones based upon corporate earnings, exercisable for five years at $1.25 per share. As of June 30, 2003, all 200,000 options are exercisable.

On December 13, 1999, we issued to each of Donald Gunn and another employee, stock options which were reissued on December 14, 2001, to purchase 50,001 shares of our common stock, subject to vesting over a three year period, exercisable for five years at $1.27 per share. As of June 30, 2003, all 100,002 options are exercisable.

From October 1999 to March 10, 2000, we conducted a private placement of 550,000 units of our securities and raised gross proceeds of approximately $5,500,000. Each unit consisted of one share of convertible preferred stock and a warrant, exercisable for five years at $4.50 per share, to purchase two shares of common stock. In connection with the private placement, we issued to the investors and consultants, including the placement agent and members of the selling group, an aggregate of 550,000 shares of preferred stock and 1,956,500 warrants, exercisable for five years, to purchase shares of common stock, as follows: 15,000 shares at $3.00 per share; 40,000 shares at $3.75 per share; 15,000 shares at $4.00 per share; 550,000 shares at $3.75 per share; 236,500 shares at $1.65 per share; and 1,100,000 shares at $4.50 per share.

Pursuant to an oral employment agreement effective as of July 2000, and as amended September 7, 2000, we issued to Duncan Yates stock options, which were reissued on May 6, 2001, to purchase up to 100,000 shares of common stock, of which stock options to acquire 50,000 shares vested immediately and stock options to acquire an additional 50,000 shares are subject to vesting upon us attaining certain specified corporate milestones, exercisable for five years at $1.25 per share. As of June 30, 2003, all 100,000 options are exercisable.

On May 31, 2001, we issued warrants to purchase up to 200,000 shares of our common stock exercisable for five years at $1.00 per share in consideration for consulting services.

On June 14, 2002, in connection with the issuance of short-term promissory notes, we issued warrants to purchase up to 87,500 shares of our common stock exercisable for five years at $1.00 per share.

On April 7, 2003, we issued to each of Duncan Huyler, Frances Blanco, Duncan Yates, Donald Gunn and Randy Hooker, stock options to purchase 25,000 shares of common stock. The stock options vest on April 6, 2004 and are exercisable until April 5, 2008 at $0.50 per share.

In June 2003, we issued to Michael Levin stock options to purchase up to 500,000 shares of common stock, exercisable at $1.00 per share and expiring in June 2008. Options to purchase 250,000 shares vested immediately and options to purchase an additional 250,000 shares vest ratably over the period July 1, 2003 through June 30, 2005.

Transfer Agent

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

Recent Sales of Unregistered Securities

In connection with preferred stock dividends, our Board of Directors voted to defer, until fiscal year 2002, the payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the Tektronix/Xerox litigation, which has since been settled. We also offered our preferred shareholders the option to receive payment-in-kind, through a common stock issuance at $1.00 per share, the fair market value of our common stock on that date. The offer expired on May 15, 2001. As of May 15, 2001, thirty shareholders elected to receive their dividend payment through the payment-in-kind, totaling $88,152 and consisting of 88,152 shares of stock for the two periods ending March 31, 2001 and June 30, 2001. In September 2001, our preferred shareholders were permitted the option to receive dividend payment for those two payments through payment-in-kind, through a common stock issuance valued at $1.10 per share, the fair market value of our common stock on that date. Through December 31,2001, thirty three shareholders elected to receive their dividend payments through the payment-in-kind, totaling $154,134 and consisting of 148,136 shares of common stock for the two periods ending March 31, 2001 and June 30, 2001. In June 2002, our Board of Directors voted to offer preferred shareholders the option to receive payment-in-kind for the dividend periods ending June 30, 2002 and September 30, 2002 in order to conserve cash flow, through a common stock issuance at $0.95 per share, the fair market value of our common stock on that date. Fourteen shareholders elected to receive their dividend payments through the payment-in-kind, totaling $87,112 and consisting of 91,694 shares of common stock for the two periods ending June 30, 2002 and September 30, 2002, of which 45,847 shares were issued as of June 30, 2002 and 45,847 shares were issued as of September 30, 2002. In December 2002, our Board of Directors voted to defer payment of the preferred stock dividends through the periods ending September 30, 2003. Our Board voted to accrue 6% simple interest on the deferred dividends, to be paid upon payment of the deferred dividends. For the nine months ended March 31, 2003, we accrued $586,069 of stock dividends to our preferred shareholders and paid $43,556 in stock dividends through a common stock issuance at $0.95 per share.

On April 7, 2003, in transactions deemed exempt from registration pursuant to Section 4(2) of the Securities Act, we issued to each of Duncan Huyler, Frances Blanco, Duncan Yates, Donald Gunn and Randy Hooker, all of whom are senior management level personnel of Media Sciences, stock options to purchase 25,000 shares of common stock. The stock options vest on April 6, 2004 and are exercisable until April 5, 2008 at $0.50 per share.

In June 2003, in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act, pursuant to an employment agreement effective as of July 1, 2003, we issued to Michael Levin, an executive officer of Media Sciences, stock options to purchase up to 500,000 shares of common stock, exercisable at $1.00 per share and expiring in June 2008. Options to purchase 250,000 shares vested immediately and options to purchase an additional 250,000 shares vest ratably over the period July 1, 2003 through June 30, 2005.

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 2003.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2003

Sales.   Sales for the year ended June 30, 2003, compared to the year period ended June 30, 2002, increased approximately 5% to $14,597,862 from $13,844,318. Media Sciences sales increased approximately 16% to $9,599,263 from $8,300,027.

Cost of Sales.   Cost of sales for the year ended June 30, 2003 were $7,175,113, or approximately 49% of sales, as compared to $7,240,840, or approximately 52% of sales, for the year period ended June 30, 2002. The reduction in cost of sales as a percentage of sales reflects the continued increase in Media Sciences business relative to the Cadapult business.

Selling, General and Administrative.   Selling, general and administrative expenses for the year ended June 30, 2003 decreased to $5,255,743, or 36% of sales, from $6,282,040, or 45% of sales, for the year ended June 30, 2002. For the year ended June 30, 2003, our selling general and administrative costs included approximately $1.35 million of expenses related to the recall of our solid ink in January 2002 and the related warranty expenses as compared to approximately $3 million, net of $1 million insurance benefit for the prior year. In addition, for the year ended June 30, 2002, we recorded a net reduction in our selling, general and administrative costs of approximately $600,000 due to the settlement of a legal malpractice suit.

Depreciation and Amortization.   Depreciation and amortization expense for the year ended June 30, 2003 increased to $790,512, including $532,403 included in cost of sales, from $736,097 for the year ended June 30, 2002 of which $447,313 was included in cost of sales.

Interest Expense.   Interest expense for the year ended June 30, 2003 increased to $448,623 from $409,857 incurred for the year ended June 30, 2002. The increase in interest was due to increased borrowings and the interest component of payments on capital leases and the supplier agreement.

Income Taxes.   For the year ended June 30, 2003, we recorded a current income tax expense of $132,573 and a deferred income tax expense of $452,685 as compared to a current income tax expense of $4,330 and a deferred income tax benefit of $152,000 for the year ended June 30, 2002. We recorded the current income tax expense because of New Jersey’s two-year suspension of the use of net operating loss carry forwards.

Dividends.   For the year ended June 30, 2003, we accrued $586,059 of stock dividends to our preferred shareholders and paid $43,556 in stock dividends through a common stock issuance at $0.95 per share. In June 2002, our Board of Directors voted to offer preferred shareholders the option to receive payment-in-kind for the dividend periods ending June 30, 2002 and September 30, 2002 in order to conserve cash flow, through a common stock issuance at $0.95 per share, the fair market value of our common stock on that date. Fourteen shareholders elected to receive their dividend payments through the payment-in-kind, totaling $87,112 and consisting of 91,694 shares of common stock for the two periods ending June 30, 2002 and September 30, 2002.

Net Income (Loss).   For the year ended June 30, 2003 we earned $245,391, or $0.07 per share basic and diluted, as compared to the year ended June 30, 2002, where we incurred a loss applicable to common shareholders of $859,048, or $0.25 per share. The conversion of the Series A convertible preferred stock has been excluded from the computation of diluted earnings per share for the years ended June 30, 2003 and 2002, as the conversion would be anti-dilutive after adding back preferred stock dividends to net income.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2002

Sales.   Sales for the year ended June 30, 2002, compared to the year period ended June 30, 2001, increased approximately 10% to $13,844,318 from $12,523,401. Media Sciences sales increased approximately 51% to $8,300,027 from $5,145,964.

Cost of Sales.   Cost of sales for the year ended June 30, 2002 were $7,240,840, or approximately 52% of sales, as compared to $7,596,973, or approximately 61% of sales, for the year period ended June 30, 2001. Certain direct and indirect manufacturing costs previously reported as selling, general and administrative costs for the year ended June 30, 2001 have been reclassified to conform to the current year’s presentation where these costs are now classified as cost of sales. Approximately $460,000 of these costs for the year ended June 30, 2001 were reclassified as cost of sales.

Selling, General and Administrative.   Selling, general and administrative expenses for the year ended June 30, 2002 decreased to $6,282,040, or 45% of sales, from $6,763,208 or 54% of sales for the year ended June 30, 2001. For the year ended June 30, 2002, our selling general and administrative costs included approximately $3 million of expenses related to the recall of our solid ink and the related warranty expenses. In addition, for the year ended June 30, 2002, we recorded a reduction in our selling, general and administrative costs of approximately $600,000 due to the net settlement of a legal malpractice suit. Our selling, general and administrative expenses for the year ended June 30, 2001 included approximately $1.1 million in legal fees, associated with the now settled litigation with Tektronix and Xerox, the present value of future payments under a supplier agreement in the amount of $884,000, an accrual of warranty expenses in the amount of $400,000 and expenses associated with the move and consolidation of our facility of approximately $150,000.

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

Dividends.   For the year ended June 30, 2002, we paid or accrued $629,515 of stock dividends to our preferred shareholders. In March 2001, our Board of Directors voted to defer, until fiscal year 2002, the cash payment of the preferred stock dividend for the periods ending March 31, 2001 and June 30, 2001 in order to conserve cash for the now settled litigation with Tektronix, Inc. and Xerox Corporation. Our preferred shareholders had the option to receive payment-in-kind, through a common stock issuance valued at $1.00 per share, the fair market value of our common stock on that date. In September 2001, our preferred shareholders were permitted the option to receive dividend payment for those two payments through payment-in-kind, through a common stock issuance valued at $1.10 per share, the fair market value of our common stock on that date. Through December 31,2001, thirty three shareholders elected to receive their dividend payments through the payment-in-kind, totaling $154,134 and consisting of 148,136 shares of common stock for the two periods ending March 31, 2001 and June 30, 2001. In June 2002, our Board of Directors voted to again offer preferred shareholders the option to receive payment-in-kind for the dividend periods ending June 30, 2002 and September 30, 2002 in order to conserve cash flow, through a common stock issuance at $0.95 per share, the fair market value of our common stock on that date. Fourteen shareholders elected to receive their dividend payments through the payment-in-kind, totaling $87,112.50 and consisting of 91,694 shares of common stock for the two periods ending June 30, 2002 and September 30, 2002.

Net Income (Loss).   For the year ended June 30, 2002, we incurred a loss applicable to common shareholders of $859,048, or $0.25 per share, as compared to the year ended June 30, 2001 where we incurred a loss of $2,248,765, or $0.68 per share. The conversion of the Series A convertible preferred stock has been excluded from the computation of diluted earnings per share for the years ended June 30, 2002 and 2001, as the conversion would be anti-dilutive after adding back preferred stock dividends to net income.

LIQUIDITY AND CAPITAL RESOURCES

We experienced positive cash flow of $24,287 for the one year period ended June 30, 2003. Cash flows from operating activities resulted in positive cash flows of $314,365 resulting primarily from net income of $875,016, non-cash charges of $790,511 for depreciation and amortization and $452,685 for deferred income taxes, offset by a decrease in accounts payable of $971,533 and an increase in accounts receivable of $702,010.

The cash we used in investing activities included the purchase of equipment in the amount of $296,296 and the purchase of intangibles associated with the acquisition of ultraHue in December 1999 in the amount of $94,608.

Cash generated by financing activities included advances from officers, investors and short-term bank debt in the amount of $275,705 offset primarily by payments on long-term debt of $155,256.

Prior to August 8, 2003, we had an agreement with a lender under which we were able to borrow up to $4 million, under a revolving line of credit, subject to availability of collateral. As of June 30, 2003, $1,779,862 was outstanding under this line. We were in compliance with all covenants as of June 30, 2003.

On August 8, 2003, we entered into a new agreement with a new lender under which we can borrow up to $3 million under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.75% over the lender’s base rate, are payable on demand and are collateralized by all assets of our company. This line expires on October 31, 2006.

Between August 2000 and September 2003, the Company borrowed an aggregate of $450,000 from its President. The funds were used for general corporate purposes. The debt is structured through two notes payable. The first note, in the amount of $255,000, bears an interest rate of 10% per annum and is payable in monthly installments of interest only through May 2004. The second note, in the amount of $195,000, bears an interest rate of 20% per annum and is payable in monthly installments of interest only through May 2005. There is no representation or assurance made that Mr. Levin will make any further loans to us.

In December 2000, the note payable to ultraHue came due and was satisfied with a cash payment of $760,000 and a demand note in the amount of $400,000 bearing an interest rate of 13% per annum. Through June 2003, we repaid $150,000 of this note.

On June 14, 2002, we issued short-term promissory notes aggregating $175,000 and warrants to purchase up to 87,500 shares of our common stock exercisable for five years at $1.00 per share to seven note holders: Paul Levin, Frank and Edna Blanco, Nathan D. Watters, Adam H. Watters, Mitchell Baker, Esther Baker, and Harold and Marsha Kugelman. The notes matured in December 2002 and bore simple interest at the rate of 12% per year. In December 2002, we repaid the $175,000 borrowed in June through cash principal payments of $75,000 and through the issuance of new, one-year notes aggregating $100,000 and bearing simple interest of 20%, payable quarterly. The note holders were persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; Mitchell Baker is the son of Paul Baker, a director of Media Sciences; and Esther Baker is the wife of Paul Baker. Three of the four new note holders are persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; and Mitchell Baker is the son of Paul Baker, a director of Media Sciences.

On June 5, 2001, we issued a $400,000 promissory note and warrants to purchase up to 200,000 shares of our common stock at $1.00 per share to Consonance Services Group. The note matured on June 5, 2003 and bore a simple interest at the rate of 12% per year. The note was secured by a security agreement which covered all corporate assets. Two members of this investor group were persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Baker is a director of Media Sciences and Mitchell Baker is the son of Paul Baker. On June 5, 2003, we repaid the $400,000 note due to the Consonance Services Group, through the issuance of eight, $50,000 promissory notes, due on June 5, 2005 and carrying a 20% interest rate, to the eight individuals comprising the Consonance Group. These notes are unsecured.

The terms of the loans from the Company’s officers, directors, and others having relationships with our officers and directors were determined by the Board of Directors in light of the Company’s financial condition, the terms of previous borrowings from such persons, and the terms on which short-term loans were available from public resources. The terms of these loans were deemed fair to the Company and viewed as arm’s length transactions. There are no ongoing contractual or other commitments with any of these persons resulting from these transactions, and there is no representation or assurances made that any of these persons will make any further loans to us.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of the accounting principles requires the Company’s management to make estimates about the future resolution of existing uncertainties and that affect the reported amounts of assets, liabilities, revenues, expenses which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements giving due regard to materiality.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue is recognized at the point of shipment for goods sold, and ratably through the duration of service contracts. Deferred Revenue consists principally of billings on service contracts prior to rendering related services.

The Company markets its products to an international network of dealers and distributors. Credit is extended after a credit review by management which is based on a customer’s ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. Media Sciences International, Inc. has no concentrations of credit risks and generally does not require collateral or other security from its customers.

Accounts receivable are presented net of a reserve for doubtful accounts of $35,000 at June 30, 2003 and 2002, which represented 1.9% and 2.7%, respectively, of gross trade receivables.

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or market, with costs being determined on a first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. The Company evaluates its inventories periodically to identify excess, slow-moving and obsolete inventories and assess reserve adequacy. At June 30, 2003 and 2002, no reserve was deemed necessary.

Goodwill and Impairment

The excess of the purchase consideration over the fair value of the net assets of acquired businesses is considered to be goodwill and, until June 30, 2001, was being amortized over 15 years using the straight-line method.

The Company reviews goodwill when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We also review goodwill as required by SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill be tested annually using a two-step process. The first is to identify any potential impairment by comparing the carrying value of reporting units to their fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. Reporting unit fair value is estimated using the income approach, which assumes that the value of a reporting unit can be computed as the present value of the assumed future returns of an enterprise discounted at a rate of return that reflects the riskiness of an investment. A significant increase in the rate at which the assumed future returns are discounted could result in an unexpected impairment charge to goodwill, which could have a negative impact on our operating results.

At June 30, 2003 and 2002, net goodwill amounted to $4,986,030 and $4,891,421, respectively, with accumulated amortization amounting to $521,962 for both years. The goodwill resulted from the acquisition of substantially all of the assets of UltraHue, Inc. We have completed all transitional and annual impairment tests necessary to date and concluded that our goodwill is not impaired.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options and awards. Accordingly, no compensation costs for stock options is included in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation.” This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, “Interim Financial Reporting” to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended June 30, 2003.

The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                         Fiscal Year Ended
                                                              June 30,
                                                         2003        2002
                                                       --------    ---------
Net income (loss), as reported                         $245,391    $(859,048)

Stock-based employee compensation expense under
        fair value method, net of related tax effects  $(64,599)   $ (21,633)
                                                       --------    ---------
Pro forma net income (loss)                            $180,792    $(837,415)
                                                       ========    =========
Income/(Loss) per share:
         Basic, as reported                               $0.07       $(0.25)
                                                          =====       ======
         Basic, pro forma                                 $0.05       $(0.25)
                                                          =====       ======
               Diluted per share, as reported             $0.07       $ --
                                                          =====       ======
               Diluted per share, pro forma               $0.05       $ --
                                                          =====       ======

CAPITAL EXPENDITURES

We anticipate committing to additional color product development programs. Costs of these programs during the next twelve months are estimated to be up to $1,000,000.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the future.

SEASONALITY

We anticipate that our cash flow from operations will be slightly better in the fall and winter months than in the spring and summer months due to the sales cycles associated with our Cadapult business. In the event that we are unable to generate sufficient cash flows from operations, we may be required to utilize other cash reserves, if any, or seek additional equity or debt financing to meet operating expenses, and there can be no assurance that there will be any other cash reserves or that additional financing will be available or, if available, on reasonable terms.

ITEM 7.   FINANCIAL STATEMENTS

Financial Report - June 30, 2003

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

We have audited the accompanying consolidated balance sheets of Media Sciences International, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Media Sciences International, Inc. and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WISS & COMPANY, LLP WISS & COMPANY, LLP

Livingston, New Jersey
August 6, 2003

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                              June 30,
                                                    ----------------------------
                                   ASSETS               2003            2002
                                   ------           ------------    ------------

CURRENT ASSETS:
  Cash and equivalents                              $     66,467    $     42,180
  Accounts receivable, less allowance for
    doubtful accounts of $35,000                       1,841,060       1,257,270
  Inventories                                          1,089,809       1,324,583
  Deferred income taxes                                1,000,000       1,000,000
  Prepaid expenses and other current assets              173,050          59,846
                                                    ------------    ------------
    Total Current Assets                               4,170,386       3,683,879
                                                    ------------    ------------

PROPERTY AND EQUIPMENT, NET                            1,362,734       1,778,497
                                                    ------------    ------------

OTHER ASSETS:
  Goodwill and other intangible assets, net            4,478,190       4,392,773
  Deferred income taxes                                   47,315         500,000
  Other assets                                            58,102          57,733
                                                    ------------    ------------
                                                       4,583,607       4,950,506
                                                    ------------    ------------

                                                    $ 10,116,727    $ 10,412,882
                                                    ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Short-term debt                                   $  2,185,118    $  2,113,794
  Accounts payable                                     1,340,257       2,311,790
   Accrued expenses and other current liabilities        258,512         129,495
  Income tax payable                                     131,425            --
   Accrued product warranty                              250,000         500,000
  Accrued expense - supplier                             448,952         395,153
  Dividends payable                                      699,919         113,849
  Loan from investors                                    200,000         535,242
  Loan from officer                                      280,000         355,000
    Deferred revenues                                    196,234         230,297
                                                    ------------    ------------
    Total Current Liabilities                          5,990,417       6,684,620
                                                    ------------    ------------

OTHER LIABILITIES:
  Long-term debt, less current maturities                 39,081         194,336
  Loan from investors                                    400,000            --
  Loan from officer                                      195,000            --
   Accrued expense - supplier                               --           330,644
                                                    ------------    ------------
                                                         634,081         524,980
                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Series A Convertible Preferred stock,
     $.001 par value,
     Authorized 1,000,000 shares;
     issued and outstanding 547,500 shares                   547             547
  Common stock, $.001 par value,
     Authorized 20,000,000 shares;
     issued and outstanding 3,577,210
     shares in 2003 and 3,531,363 in 2002                  3,578           3,532
  Additional paid-in capital                           5,109,343       5,065,833
  Cost of 10,564 shares of common stock in treasury      (20,832)        (20,832)
  Retained earnings (deficit)                         (1,600,407)     (1,845,798)
                                                    ------------    ------------
    Total Shareholders' Equity                         3,492,229       3,203,282
                                                    ------------    ------------

                                                    $ 10,116,727    $ 10,412,882
                                                    ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended June 30,
                                                     ---------------------------
                                                         2003           2002
                                                     ------------   ------------

NET SALES                                            $ 14,597,862   $ 13,844,318
                                                     ------------   ------------

COSTS OF GOODS :
  Cost of sales, excluding depreciation                 6,642,710      6,793,527
  Depreciation                                            532,403        447,313
                                                     ------------   ------------
       Total cost of goods                              7,175,113      7,240,840
                                                     ------------   ------------

GROSS PROFIT                                            7,422,749      6,603,478

OTHER COSTS AND EXPENSES :
        Selling, general and administrative             5,255,743      6,282,040
         Depreciation and amortization                    258,109        288,784
                                                     ------------   ------------
             Total other costs and expenses             5,513,852      6,570,824
                                                     ------------   ------------

INCOME FROM OPERATIONS                                  1,908,897         32,654

INTEREST EXPENSE, NET                                     448,623        409,857
                                                     ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES (CREDITS)             1,460,274       (377,203)

INCOME TAXES (CREDITS)                                    585,258       (147,670)
                                                     ------------   ------------

NET INCOME (LOSS)                                    $    875,016   $   (229,533)
                                                     ============   ============

PREFERRED STOCK DIVIDENDS                            $    629,625   $    629,515
                                                     ============   ============

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS      $    245,391   $   (859,048)
                                                     ============   ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        3,565,748      3,484,057
                                                     ============   ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      3,571,374           --
                                                     ============   ============

BASIC NET INCOME (LOSS) PER COMMON SHARE             $       0.07   $      (0.25)
                                                     ============   ============
DILUTED NET INCOME (LOSS) PER COMMON SHARE           $       0.07   $       --
                                                     ============   ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

                                       Common Stock      Preferred Stock              Additional    Retained        Total
                                    ------------------   ---------------   Treasury    Paid-in      Earnings     Shareholders'
                                     Shares     Amount   Shares   Amount    Stock      Capital      (Deficit)       Equity
                                    ---------   ------   -------  ------   --------   ----------   -----------   -------------

BALANCES, JUNE 30, 2001             3,477,805   $3,478   547,500  $  547   $(20,832)  $5,599,991   $(1,616,265)  $   3,966,919

YEAR ENDED JUNE 30, 2002:
  Issuance of stock for
     dividend payment                  53,558       54        --      --         --       51,985            --          52,039
  Issuance of warrants for
     services                              --       --        --      --         --       43,372            --          43,372
 Preferred stock dividend, 11.5%           --       --        --      --         --     (629,515)           --        (629,515)
 Net loss                                  --       --        --      --         --           --      (229,533)       (229,533)
                                    ---------   ------   -------  ------   --------   ----------   -----------   -------------
BALANCES, JUNE 30, 2002             3,531,363    3,532   547,500     547   (20,832)    5,065,833    (1,845,798)      3,203,282

YEAR ENDED JUNE 30, 2003:
 Issuance of stock for
     dividend payment                  45,847       46        --      --         --       43,510           --           43,556
 Preferred stock dividend, 11.5%           --       --        --      --         --           --     (629,625)        (629,625)
 Net income                                --       --        --      --         --           --      875,016          875,016
                                    ---------   ------   -------  ------   --------   ----------   -----------   -------------
BALANCES, JUNE 30, 2003             3,577,210   $3,578   547,500  $  547   $(20,832)  $5,109,343   $(1,600,407)  $   3,492,229
                                    =========   ======   =======  ======   ========   ==========   ===========   =============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year Ended June 30,
                                                      --------------------------
                                                         2003           2002
                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $   875,016    $  (229,533)
  Adjustments to reconcile net income (loss)
     to net cash flows from operating activities:
   Depreciation and amortization                          790,511        739,711
   Deferred income taxes                                  452,685       (152,000)
   Provision for bad debts                                118,220         77,896
   Changes in operating assets and liabilities:
    Accounts receivable                                  (702,010)       470,106
    Inventories                                           165,514       (230,152)
    Prepaid expenses and other current assets            (113,204)        23,740
    Other assets                                             (369)         7,525
    Dividends payable                                        --          (56,749)
    Accounts payable                                     (971,533)       921,825
    Accrued expenses and other current liabilites          10,442        (11,699)
    Accrued expense - supplier                           (276,844)      (158,203)
    Deferred revenues                                     (34,063)       (47,536)
                                                      -----------    -----------
      Net cash flows from operating activities            314,365      1,354,931
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                    (296,296)      (461,142)
  Purchase of intangible assets                           (94,608)          --
                                                      -----------    -----------
      Net cash flows from investing activities           (390,904)      (461,142)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Note payable to bank, net                                90,947        (14,825)
  Payments on short-term debt, net                        (19,623)      (360,242)
  Payments on long-term debt                             (155,256)      (196,452)
  Net advances from officer                               120,000         30,000
                                                           64,758        135,242
  Preferred stock dividends                                  --         (577,476)
                                                      -----------    -----------
      Net cash flows from financing activities            100,826       (983,753)
                                                      -----------    -----------

NET CHANGE IN CASH AND EQUIVALENTS                         24,287        (89,964)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                    42,180        132,144

                                                      -----------    -----------
CASH AND EQUIVALENTS, END OF YEAR                     $    66,467    $    42,180
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

                                                         Year Ended June 30,
                                                      --------------------------
                                                         2003           2002
                                                      -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                       $   401,982    $   413,825
                                                      ===========    ===========
  Income taxes paid                                   $     1,148    $    11,130
                                                      ===========    ===========
  Issuance of common stock as dividend payment        $   43,556     $    52,039
                                                      ===========    ===========
  Acquisition of equipment by capital leases          $      --      $    56,106
                                                      ===========    ===========

  Issuance of warrants in connection with proceeds
     received on short - term borrowings              $      --      $    43,372
                                                      ===========    ===========
  Transfer of inventory to property and equipment     $    69,260    $   119,927
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    -   NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Nature of the Business – Media Sciences International, Inc. and subsidiaries, collectively referred to as the “Company”, manufacture and distribute supplies for workgroup color printers. The Company’s products include solid ink sticks and color toner cartridges. The Company distributes its products through an international network of dealers and distributors. The Company also sells directly to end users through programs designed to foster the supplies business. The Company has its corporate headquarters in New Jersey and has offices in Redmond, Washington.

         Name Change – On April 19, 2002, the Company’s shareholders approved an amendment to its Certificate of Incorporation, changing the corporate name from Cadapult Graphic Systems, Inc. to Media Sciences International, Inc.

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

        Principles of Consolidation – The consolidated financial statements include the accounts of Media Sciences International, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Estimates and Uncertainties – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

        Revenue Recognition – Revenue is recognized at the point of shipment for goods sold, and ratably through the duration of service contracts. Deferred revenue consists principally of billings on service contracts prior to rendering related services.

        Cash Equivalents – Cash equivalents include all highly liquid short-term investments purchased with original maturities of three months or less.

        Concentration of Credit Risk – The Company does not use any derivatives and its financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and unsecured trade receivables. The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At various times during the year, such balances may have exceeded the FDIC limit.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Concentrations of credit risk with respect to all trade receivables are considered to be limited due to the number of customers comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral. Management feels that credit risk beyond the established allowance at June 30, 2003, is limited.

        Financial Instruments – Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and short-term and long-term debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented here in were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

        Vendor Concentrations – Purchases in 2003 from one vendor amounted to 11% of Cost of Goods Sold.

        Major Customers – Sales to one customer as a percentage of total sales amounted to 11% and 12% in 2003 and 2002, respectively.

        Inventories – Inventories are stated at the lower of cost or market, with costs being determined on a first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. The Company evaluates its inventories periodically to identify excess, slow-moving and obsolete inventories and assess reserve adequacy. At June 30, 2003 and 2002, no reserve was deemed necessary.

        Property and Equipment – Property and equipment are stated at cost. The Company provides for depreciation using straight-line and accelerated methods by charges to income at rates based upon the recovery periods of 3 to 7 years for furniture, equipment, automobiles, tooling and molds over the useful lives or the lease term, if shorter, for leasehold improvements.

         Goodwill and Other Intangible Assets – In July 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 141 and 142”). See “New Accounting Pronouncements” below.

        As of July 1, 2001, the Company identified those intangible assets that remain separable under the provisions of SFAS 141 and those that are to be included in goodwill. On the date of adoption and at least annually, SFAS 142 requires testing of goodwill for impairment. No indications of goodwill impairment were found during fiscal 2003.

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

        Advertising Expense – The Company accounts for advertising costs in accordance with Statement of Position 93-7, “Reporting on Advertising Costs”. Advertising expenses are deferred until first use of the advertising. Deferred advertising costs at June 30, 2003 and 2002 totaled approximately $128,000 and $32,000, respectively. Advertising expenses for the years ended June 30, 2003 and 2002 totaled approximately $400,000 and $370,000, respectively.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Income Taxes – Deferred income taxes reflect the net tax effect of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards.

        Employee Benefit Plan – The Company has a 401(k) savings/retirement plan for all of its eligible employees. The plan allows for employee contributions to be matched by the Company. Contributions made by the Company for the years ended June 30, 2003 and 2002 were $23,000 and $22,500, respectively.

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

        Stock Options – The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation expense was recognized in 2003 and 2002 for stock option grants. The Company provides additional proforma disclosure of the accounting impact as if it had adopted fair value treatment (see Note 7).

        Recent Accounting Pronouncements – In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company does not expect FIN 45 to have a material impact on its financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements are effective for our 2003 fiscal year. The interim disclosure requirements are now effective. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its financial position, results of operations or cash flows.

         In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and is effective as of July 31, 2003 for variable interest entities created prior to February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial position, results of operations or cash flows.

NOTE 2  – INVENTORIES:

         Inventories are summarized as follows:

                                                                 June 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------

      Raw materials                                      $  124,429   $   85,058
      Finished goods                                        965,380    1,239,525
                                                         ----------   ----------

                                                         $1,089,809   $1,324,583
                                                         ==========   ==========

NOTE 3  – PROPERTY AND EQUIPMENT:

         Property and equipment are summarized as follows:

                                                                 June 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------

       Equipment                                         $1,361,238   $1,606,123
       Equipment at customer location                       951,109      774,102
       Furniture and fixtures                               329,510      472,819
       Automobiles                                           52,035       91,415
       Leasehold improvements                               223,664      242,289
       Tooling and molds                                    647,751      579,699
                                                         ----------   ----------
                                                          3,565,307    3,766,447
       Less: Accumulated depreciation and amortization    2,202,573    1,987,950
                                                         ----------   ----------

                                                         $1,362,734   $1,778,497
                                                         ==========   ==========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4  – GOODWILL AND OTHER INTANGIBLE ASSETS:

         Goodwill and other intangible assets are summarized as follows:

                                           Life                June 30,
                                                      --------------------------
                                          (Years)        2003            2002
                                          -------     ----------      ----------
         Goodwill                           --        $4,986,030      $4,891,421
         Other                              1-5           46,000          97,000
                                                      ----------      ----------
                                                       5,032,030       4,988,421
         Less: Accumulated amortization                  553,840         595,648
                                                      ----------      ----------

                                                      $4,478,190      $4,392,773
                                                      ==========      ==========

        Intangible asset amortization expense for the fiscal year 2003 was $9,192. The components of other intangible assets include a covenant not to compete associated with an acquisition and two acquired URLs. The value of our other intangible assets is $46,000 less accumulated amortization of $31,879 at June 30, 2003 and $97,000 less accumulated amortization of $55,793 at June 30, 2002.

        During the year ended June 30, 2003, $94,608 of goodwill related to the acquisition of substantially all of the assets of UltraHue, Inc. on December 31, 2001 was recorded, and no goodwill was impaired or written off. As of June 30, 2003, goodwill amounted to $4,986,030, less accumulated amortization of $521,962.

        Other intangible assets are subject to amortization. During the fiscal year 2003, the Company acquired no additional intangible assets.

NOTE 5  – DEBT:

         The Company’s borrowings consisted of the following:

                                                                June 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
    Short-term debt:
      Revolving line-of-credit with bank                 $1,779,862   $1,688,915
      Note payable relating to acquisition of UltraHue      250,000      183,904
      Note payable to officer                               280,000      355,000
       Notes payable to investors                           200,000      535,242
      Current maturities of long-term debt                  155,256      240,975
                                                         ----------   ----------

                                                         $2,665,118   $3,004,036
                                                         ==========   ==========

    Long-term debt:
      Long-term debt, less current maturities            $  39,081    $  194,336
       Note payable to officer                             195,000          --
      Note payable to investors                            400,000          --
                                                         ----------   ----------

                                                         $ 634,081    $  194,336
                                                         ==========   ==========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has an agreement with a bank under which it can borrow up to $3,000,000 under a revolving line-of-credit, subject to availability of collateral. Borrowings bear interest at 1.75% over the bank’s base rate, are payable on demand and are collateralized by all assets of the Company. The line-of-credit expires on October 31, 2006.

         The note payable relating to acquisition of UltraHue, Inc. bears interest at a rate of 13% per annum and is due on demand.

         Between August 2000 and September 2003, the Company borrowed an aggregate of $450,000 from its President. The funds were used for general corporate purposes. The debt is structured through two notes payable. One note in the amount of $255,000 bears an interest rate of 10% per annum and is payable in monthly installments of interest only through May 2004. The second note, in the amount of $195,000 bears an interest rate of 20% per annum and is payable in monthly installments of interest only through May 2005.

         Long-term debt consists of notes payable to various individuals in the aggregate of $400,000, bearing 20% interest rates, and payable in quarterly installments of interest only through June of 2005. In addition, long-term debt includes $195,000 payable to our President as described above, and various capital leases, totaling $186,470. The capital leases bear interest rates of between 10% and 14% per annum and mature through June 30, 2005 (Note 8).

         During November and December 2002, the Company borrowed an aggregate of $200,000 from several individuals. These notes are payable during December 2003 and bear interest at a rate of 20-23% per annum.

         Long-term debt at June 30, 2003 matures as follows:

                     Year Ending June 30,
                     --------------------

                               2004                                 155,235
                               2005                                 634,081
                                                                -----------

                                                                $   789,337
                                                                ===========

NOTE 6  – INCOME TAXES:

         The components of the income tax expense (credit) are summarized as follows:

                                                    Year Ended June 30,
                                                --------------------------
                                                    2003           2002
                                                -----------    -----------

          Current:
            Federal                             $      --      $      --
            State                                   132,573          4,330
                                                -----------    -----------
          Total Current                             132,573          4,330
                                                -----------    -----------

          Deferred:
            Federal                                 452,685       (122,000)
            State                                     --           (30,000)
                                                -----------    -----------
          Total Deferred                            452,685       (152,000)
                                                -----------    -----------

          Income Tax Expense (Credit)           $   585,258    $  (147,670)
                                                ===========    ===========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carry forwards and certain temporary differences. The Company is required to recognize a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At June 30, 2003, the Company believes that the “more likely than not” criteria have been met, and accordingly, the Company has recorded a deferred tax asset to recognize a future tax benefit.

        The Company has available federal net operating loss carry forwards of approximately $3,000,000, which expire through 2022.

        A reconciliation of income tax expense (benefit) provided at the federal statutory rate (34%) to income tax expense (benefit) is as follows:

                                                           Year Ended June 30,
                                                       --------------------------
                                                           2003           2002
                                                       -----------    -----------

          Income tax expense (benefit) computed
            at federal statutory rate                  $   496,493    $  (129,000)
          State income taxes (net of federal benefit)       87,617        (23,000)
          Other                                              1,148          4,330
                                                       -----------    -----------

                                                       $   585,258    $  (147,670)
                                                       ===========    ===========

         Significant components of the Company’s deferred tax assets are as follows:

                                                           Year Ended June 30,
                                                       --------------------------
                                                           2003           2002
                                                       -----------    -----------

           Net operating loss carryforwards            $ 1,200,000    $ 1,080,000
            Accruals and reserves                         (152,685)       420,000
                                                       -----------    -----------

                 Total deferred tax assets             $ 1,047,315    $ 1,500,000
                                                       ===========    ===========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7  – SHAREHOLDERS’ EQUITY:

         a)     Stock Compensation Plan:

The Company has an incentive stock option (the “1998 Plan”), pursuant to which 500,000 shares of common stock have been reserved. The stock options (which may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) entitle the holder to purchase shares of the Company’s common stock for up to ten years from the date of grant (five years for persons owning more than 10 percent of the total combined voting power of the Company) at a price not less than the fair market value (110% of fair market value for persons owning more than 10% of the combined voting power of the Company) of the common stock on the date of grant. In general, any employee, director, officer or exclusive agent of, advisor or consultant to, the Company or a related entity, is eligible to participate in the Plan. The stock options are nontransferable, except upon death.

Share option activity for the Plan since July 1, 2001, follows:

                                                                    Weighted
                                                                     Average
                                                Outstanding      Exercise Price
                                                -----------      --------------

             Balance at July 1, 2001                273,726          $2.03

             Year ended June 30, 2002:
                 Granted                             37,502           1.82
                 Exercised                             --             --
                 Cancelled                           (6,500)          2.26
                                                -----------          -----

             Balance at June 30, 2002               304,728           2.00

             Year ended June 30, 2003:
                 Granted                             98,401           0.57
                 Exercised                             --             --
                 Cancelled                          (64,723)          1.36
                                                -----------          -----

             Balance at June 30, 2003               338,406          $1.70
                                                ===========          =====

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about outstanding and exercisable options at June 30, 2003:

               Options Outstanding                             Options Exercisable
---------------------------------------------------------  ---------------------------
                                               Weighted
                                               Average
                                 Weighted      Remaining                  Weighted
Range of         Number           Average     Contractual    Number        Average
Exercise Prices  Outstanding  Exercise Price  Life-Years   Exercisable  Exercise Price
---------------  -----------  --------------  -----------  -----------  --------------

$0.43 to $0.65        94,901      $0.57          9.54         45,000        $0.54
$1.00 to $2.00       140,355       1.71          5.97        133,687         1.71
$2.01 to $4.00       103,150       2.74          6.44        103,150         2.74
                     -------       ----          ----        -------         ----
                     338,406      $1.70          7.11        281,837        $1.90
                     =======      =====          ====        =======        =====
Non Plan Options:

During the year ended June 30, 2003, the Company granted its President five-year stock options to purchase up to 500,000 shares and are exercisable at $1.00 per share and expire in June 2008. Options to purchase 250,000 shares vested immediately and Options to purchase an additional 250,000 shares vest ratably over the period July 1, 2003 through June 30, 2005.

During the year ended June 30, 1999, the Company granted two employees five-year stock options to purchase up to 100,000 shares each, which vested upon the Company attaining certain specified milestones and are exercisable at $1.25 per share and expire in March 2004. A total of 200,000 options are vested at June 30, 2003.

In December 1999, the Company granted two employees five year stock options to purchase up to 50,001 shares each which vested ratably over three years, and are exercisable at $1.27 per share and expire in December 2004. A total of 100,002 options are vested at June 30, 2003.

During the year ended June 30, 2001, the Company granted an employee five year stock options to purchase up to 100,000 shares of which 100,000 were vested as of June 30, 2003. The options are exercisable at $1.25 per share and expire in June 2006.

During the year ended June 30, 2003, the Company granted five employees five-year stock options to purchase up to 25,000 shares each, which vest on April 6, 2004 and are exercisable at $0.50 per share.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proforma Disclosure:

The Company follows the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 123 for companies following APB 25. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FAS 148). Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

The fair value of options granted in 2003 and 2002 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock of 74% in 2003 and 72% in 2002, and a weighted-average expected life of the options of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

                                                       Fiscal Year Ended
                                                           June 30,
                                                       2003         2002
                                                    ---------    ---------
Net income (loss), as reported                      $ 245,391    $(859,048)

Stock-based employee compensation expense under
     fair value method, net of related tax effects  $ (64,599)   $ (21,633)
                                                    ---------    ---------
Pro forma net income (loss)                         $ 180,792    $(837,415)
                                                    =========    =========

Income/(Loss) per share:
     Basic, as reported                             $    0.07    $   (0.25)
                                                    =========    =========
     Basic, pro forma                               $    0.05    $   (0.25)
                                                    =========    =========
           Diluted per share, as reported           $    0.07    $    --
                                                    =========    =========
           Diluted per share, pro forma             $    0.05    $    --
                                                    =========    =========

         b)     Common Stock:

During the year ended June 30, 2002, the Company issued 53,558 shares of its common stock valued at $52,039 in lieu of cash payments for dividends on its Series A Preferred Stock.

During the year ended June 30, 2003, the Company issued 45,847 shares of its common stock valued at $43,556 in lieu of cash payments for dividends on its Series A Preferred Stock.

         c)     Warrants:

In August 1998 and February 1999, the Company issued 105,000 warrants to purchase its common stock between $4.00-$5.00 per share in exchange for legal services which were subsequently capitalized. The warrants, which had a value of $20,510, using the Black-Scholes pricing model, expire through February 15, 2004.

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

In June 2002, the Company issued 87,500 warrants to purchase its common stock at $1.00 per share in connection with its notes payable. The warrants were valued at $43,372 and expire in June 2007.

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

On March 10, 2000, the Company completed a private placement wherein it sold 550,000 units for $10.00 per unit representing 550,000 shares of its Series A Preferred Stock and 1,100,000 warrants exercisable for five years to purchase one share of common stock for $4.50 per share. Net proceeds received from the sale totaled $4,566,549.

Dividends on the Series A Preferred Stock accrue at a rate of 11.5% per annum and are payable quarterly. Each Series A share was convertible at the option of the holder at a rate of 3.077 shares of common stock for one Series A share. In December 2001, the rate of conversion of the Class A Preferred Stock changed to five shares of common stock for one Series A Share of Preferred. The conversion price will adjust again in December 2003. The conversion price cannot be less than $2.00 per share.

The Company has the right to call the Series A shares at $15.00 per share, at any time. Holders have the right to convert upon receipt of the call notice.

In connection with this private placement, the placement agent received a commission and non-accountable expense allowance equal to 13% of the proceeds of the offering, five year warrants to purchase up to 236,500 shares of the Company’s common stock at $1.65 per share and up to 590,000 shares of the Company’s common stock at $3.75 per share. The value of the warrants was recognized as a cost of issuance of the Series A shares.

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

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8  – COMMITMENTS AND CONTINGENCIES:

        Leases – The Company leases its premises under lease agreements which expire through 2011 and equipment under operating leases that expire through 2006. As of June 30, 2003, the Company’s property under capital leases, which is included in property and equipment, has a cost of $710,873 and accumulated depreciation of $486,798 and consists of printers placed at customer locations and manufacturing equipment.

         Future minimum lease payments are as follows:

                                                               Capital Leases
                                                                 Included
                                                                in Property      Operating
                 Year Ending June 30,                          and Equipment      Leases
                 --------------------                          -------------    -----------

                      2004                                           198,456        467,169
                      2005                                            40,089        328,839
                      2006                                              --          309,931
                      2007                                              --          259,947
                      2008 and thereafter                                         1,018,126
                                                               -------------    -----------

         Total future minimum lease payments                         238,545     $2,384,012
                                                                                ===========
         Less: Amount representing interest                           52,075
                                                               -------------
         Present value of minimum lease payments (Note 5)            186,470
         Less:  Current maturities                                   149,001
                                                               -------------
         Non-current                                           $      37,469
                                                               =============

        Rent expense amounted to $267,683 and $268,579 for the years ended June 30, 2003 and 2002, respectively.

        Employment Agreement – On July 1, 2003, the Company entered into a five-year employment agreement with its President for a base salary of $200,000 per annum subject to certain adjustments.

        Litigation – The Company is a defendant in legal proceedings arising in the ordinary course of its business activities. Although the ultimate disposition of these proceedings is not presently determinable, management does not expect the outcome to have a material adverse effect on the Company’s financial position.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUPPLIER AGREEMENT:

         On May 4, 2001, the Company entered into an agreement with a supplier, whereby, beginning May 1, 2001, the Company was required to pay $.50 per ink stick sold, increasing to $.75 on May 1, 2002, $1.00 on May 1, 2003 and $1.50 on May 1, 2004. The present value, $884,000, of the maximum commitment under the agreement, $1,000,000, was recorded as a liability at June 30, 2001. At June 30, 2003, the balance owed by the Company was $448,952.

NOTE 10 – RECALL AND WARRANTY EXPENSES:

         Media Sciences provides a warranty for all of its consumable supply products. The Company’s warranty stipulates that the Company will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Factors that may affect the warranty include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. These expenses are classified as Selling, General and Administrative costs.

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

         Changes in accrued product warranty during the years ended June 30, 2003 and 2002 are as follows:

                                                         June 30,
                                                   2003           2002
                                                -----------    -----------

Warranty reserve at the beginning of the year   $   500,000    $   400,000

   Warranties accrued during the period           1,329,263      2,932,723
   Proceeds for product liability insurance            --        1,000,000
   Warranties settled during the period          (1,579,263)    (3,832,723)
                                                -----------    -----------
Net change in warranty reserve                  $  (250,000)   $   100,000

Warranty reserve at June 30,                    $   250,000    $   500,000
                                                ===========    ===========

         The Company has filed a claim under its umbrella liability policy for the unreimbursed portion of the warranty expenses. The insurance carrier has not yet taken a coverage position on this claim.

         Even though management believes that the recall is complete, the Company will continue to receive warranty claims associated with the recalled ink and other warranty expenses for products sold not under the recall. While the Company believes that the reserve should be adequate to resolve the remaining claims, it is possible that the warranty claims may exceed the accrual, and therefore be expensed in future periods.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

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

        The following table sets forth the computation of basic and diluted earnings per common share:

                                                                 Year Ended June 30,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
Numerator:
  Income (loss) applicable to common shareholders - basic     $   245,391   $  (859,048)
                                                              ===========   ===========

  Income (loss) applicable to common shareholders - diluted   $   245,391   $  (859,048)
                                                              ===========   ===========

Denominator:
  Denominator for basic earnings per common share:
    Weighted average shares                                     3,565,748     3,484,057

  Effect of dilutive securities -
    Conversion of preferred stock to common                          --            --
    Stock options and warrants                                      5,626          --
                                                              -----------   -----------

  Denominator for diluted earnings per common share             3,571,374     3,484,057
                                                              ===========   ===========

  Earnings (loss) per common share:
    Basic                                                          $ 0.07        $(0.25)
                                                                   ======        ======

    Diluted                                                        $ 0.07        $ --
                                                                   ======        ======

        The conversion of the Series A convertible preferred stock has been excluded from the computation of diluted earnings per share for the year ended June 30, 2003. Such conversion, when taking into account the additional net income generated to the common shareholders by the elimination of the dividend, would have been anti-dilutive.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following warrants and options to purchase common stock were excluded from the computation of diluted earnings per share for the years ended June 30, 2003 because their exercise price was greater than the average market price of the common stock for those periods :

                                                            Year Ended June 30,
                                                              2003       2002
                                                            --------   --------

            Anti-dilutive warrants and options              3,260,839      --
                                                            =========  ========

NOTE 12 – RELATED PARTY TRANSACTIONS:

        Occasionally, the Company borrows funds from its President for general corporate purposes. At June 30, 2003 and 2002 the amount due to officer was $450,000 and $355,000, respectively (note 5).

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Management

The persons listed in the table below are our present directors and executive officers.

----------------  ---   ------------------------------------------------------------
Name              Age   Position
----------------  ---   ------------------------------------------------------------
Michael W. Levin   38   Chief Executive Officer, President and Chairman of the Board
Frances Blanco     42   Vice President Marketing and Investor Relations, Treasurer,
                             Secretary and Director
Duncan Huyler      42   Vice President Operations and Technical Services
Duncan Yates       33   Vice President Sales
Denise Hawkins     34   Vice President and Controller
Paul C. Baker      66   Director
Edwin Ruzinsky     70   Director
Donald Gunn        51   Director and Vice President of Media Sciences, Inc.
Henry Royer        71   Director
Sagiv Shiv         46   Director
----------------  ---   ------------------------------------------------------------

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

Management Profile

Michael W. Levin, Chief Executive Officer, President and Chairman of the Board:

Michael W. Levin has served as our Chief Executive Officer, President and Chairman of the Board since June 18, 1998. Mr. Levin serves on the compensation committee. Before June 1998, he had served as President, Treasurer, Secretary and Chairman of Media Sciences’ predecessor, Cadapult Graphic Systems Inc. (“CGSI”) since 1987, when he founded CGSI while attending Lehigh University. He is responsible for a senior management team as well as merger and acquisition activity and corporate finance. In 2002, Mr. Levin was recognized in Business News New Jersey’s annual “40 under 40” issue, which profiles the state’s outstanding business leaders under the age of 40. He also was selected as the honorary annual fundraising chairman for the Children’s Cancer Research Fund of New York Medical College in 1999. In 1987, Mr. Levin graduated summa cum laude from Lehigh University, receiving a Bachelor of Science Degree in Mechanical Engineering.

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

Duncan Huyler, Vice President of Operations and Technical Services:

Duncan Huyler has served as our Vice President of Operations and Technical Services since June 18, 1998. From 1993 to June 18, 1998, he served as Vice President of Technical Services for CGSI. Huyler manages all technical and customer service aspects for us, as well as operational management including IT, telecommunications, purchasing and internal controls. From May 1983 through October 1987, Huyler served as an officer in the U.S. Army. From September 1988 through August 1993, Huyler worked for The May Department Stores Company and Lord & Taylor, where his positions included Senior Financial Analyst and Director of Systems. Huyler graduated from Cornell University in 1983 with a Bachelor of Science degree in Business and earned a Masters of Business Administration from the University of Louisville in 1987.

Duncan Yates, Vice President of Sales:

Duncan Yates has served as Vice President of Sales since July 2000. Prior to July 2000, Yates served as the Regional Sales Manager for Cadapult Graphic Systems, which he joined in 1993. Yates manages all aspects of direct sales for Media Sciences’ value added reseller business, including achieving quarterly revenue and gross profit targets, developing sales plans and strategies, hiring and training sales staff, and implementing vertical market pilot programs. Yates is also responsible for technology reseller development. Yates is a 1992 graduate of Western Maryland College with a Bachelor of Science degree in Political Science.

Denise Hawkins, Vice President and Controller:

Denise Hawkins has served as Vice President for Media Sciences since February 12, 2003. Ms. Hawkins manages the accounting aspects of the business while working closely with the President and senior management team. She is a Certified Public Accountant and a Certified Management Accountant. She began her employment with the company in July of 2001 as the Controller. Ms. Hawkins graduated from the State University of New York-The College at New Paltz with a Bachelor of Science degree in Accountancy in 1990 and graduated from Marist College in 1998 with a Masters in Business Administration in Finance. Prior to her position at Media Sciences, Ms. Hawkins was the controller for NFK Excavating and Construction, Inc.(2000-2001), Horizon Medical Group, PC (1998-2000) and VAC Service Corp.(1992-1998). She is currently serving as the Treasurer for the Board of Helping Hands Christian Pre-School. Ms Hawkins is affiliated with the New Jersey State Society of Certified Public Accountants, the Institute of Management Accountants and the Society for Human Resource Management.

Paul C. Baker, Director:

Paul C. Baker has served as a Director since June 18, 1998. Mr. Baker is the chairman of the Compensation committee and also serves on the audit committee. From 1986 to 2000 he was President of Sherwood Partners, Inc., a venture capital and management consulting company, which he founded, that focused on developing companies with high growth potential. From 2000 to present, he has been General Partner of PCB Associates, LLC which performs similar services. Prior to 1986, Baker held various management positions during 25 years of employment with American Cyanamid Co., including President of Cyanamid’s Shulton, Inc. subsidiary from 1977 to 1979 and Group Vice President of Cyanamid from 1979 to1984. Baker graduated from Lehigh University in 1959 and 1960 with degrees in Engineering and Liberal Arts and received his MBA degree from Fairleigh Dickinson University in 1963

Edwin Ruzinsky, Director:

Mr. Ruzinsky has served as a Director since August 27, 1999 and is the chairman of the Audit committee. He is a Certified Public Accountant and a Certified Management Consultant. Prior to his retirement on June 1, 1996 as a Partner in Deloitte Consulting LLC, a wholly-owned subsidiary of Deloitte & Touche LLP, he served for many years as the firm's National Director-Media Industry Services. He previously served Times Mirror Company as Vice President of Finance & Administration/Book Publishing Group and Parent's Magazine Enterprises, Inc. as Chief Accounting Officer. Mr.Ruzinsky continues serving as a member of the Pace University/Dyson School of Liberal Arts & Sciences/Master of Science in Publishing Advisory Board. He is currently a member of the Boards of Dowden Health Media, Inc., a provider of specialized publications and customized communication products for healthcare professionals and consumers, and of Gentis, Inc., engaged in the research and development of therapeutic products for the repair and regeneration of human tissues (such as cartilage tissue and intervertebral disc tissue) through the use of scaffolds that beneficially affect progenitor and other cells at the site of repair or regeneration.

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

Henry Royer, Director:

Henry Royer has served as a Director since December 23, 1999. Mr. Royer serves on the Compensation committee. From 1965 to 1983, Mr. Royer held several positions at First National Bank of Duluth, serving as Executive Vice President/Loans when he left First National Bank. He then joined The Merchants National Bank of Cedar Rapids, now named US Bank Cedar Rapids, N.A., where he served as Chairman and President until August 1994. From September 1994 through December 31, 1997, he served as the President and Chief Executive Officer of River City Bank, Sacramento, California. He served as an Independent Trustee of Berthel Growth & Income Trust I from its date of inception in 1995 through February 5, 1999, when he resigned to join Berthel Fisher & Company Planning Inc., and was elected President of Berthel Trust in July 1999. He was elected President of Berthel SBIC, LLC in August 1999. He currently serves as Chairman of the board of Cedar Rapids Bank and Trust and as a member of the board of QCRH a bank holding company. He also serves on various Boards of privately held companies. He graduated in 1953 from Colorado College with a B.A. in Money and Banking.

Sagiv Shiv, Director:

Sagiv Shiv has served as a Director since January 21, 2003. Dr. Shiv is a member of the audit committee. Dr. Shiv is currently a Managing Director at Punk Ziegel and Company, a full service investment bank, which he joined in 2001, that provides services centered around emerging, high growth companies. Prior to joining Punk Ziegal, from 1999 to 2001, he worked at Ryan, Beck & Co., where he was a director. From 1997 to 1999, he worked at Josepthal & Co., Inc., where he was a vice president. Dr. Shiv has also served as Chief Financial Officer for both the Plastiflex Group, an international manufacturing company, from 1993 to 1997, and The Petroglas Group, a diversified holding company, from 1987 to 1993. In addition, Dr. Shiv has extensive experience in international business, international treasury management, mergers and acquisitions, and project finance. He holds a B.Sc. and Ph.D. Degrees in Finance and Commercial Economics from Pacific Western University.

Board Committees and Meetings

During the fiscal year that ended on June 30, 2003, the Board of Directors held five meetings. During this period, all of the directors serving on the Board at the time attended or participated in more than 75% of the aggregate of the total number of meetings of the Board of Directors.

We have an Audit Committee, which through the review of our 2003 fiscal year financials consisted of the following members of the Board of Directors: Edwin Ruzinsky, Paul Baker and Sagiv Shiv. Mr. Ruzinsky is a financial expert. The function of the Audit Committee includes reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of Media Sciences, reviewing with Media Sciences’ independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distribution by Media Sciences. Each member of the Audit Committee is independent as defined under the American Stock Exchange’s listing standards. The Audit Committee consists of non-employee directors whom Media Sciences has determined are free of any relationship that could influence their judgement as a committee member and are not associated with a major vendor to, or a customer of, Media Sciences. The Audit Committee met two times in connection with fiscal year 2003.

We have a Compensation Committee, which has consisted of the following members of the Board of Directors: Paul Baker, Henry Royer and Michael W. Levin. The function of the Compensation Committee is to make determinations concerning salaries and incentive compensation for our officers and employees.

Members of the Audit Committee and Compensation Committee are selected each year by our Board of Directors after our annual stockholders’ meeting. Selection to a committee of the Board of Directors is determined by the majority vote of the Board of Directors. The Board of Directors intends to elect incumbent directors who are re-elected to the Board of Directors to continue to serve on the committees they presently serve.

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

---------------------------  --------  --------  -----------  ----------------  ------------
                                                              Long Term
                                                              Compensation
                                    Annual Compensation       Awards
                                                              Securities
                                                              Underlying        All Other
Name and Principal Position  Year      Salary    Bonus        Options/SARS (#)  Compensation
---------------------------  --------  --------  -----------  ----------------  ------------
Michael W. Levin             2003      $150,000  $15,000 (a)  500,000 (b)       $2,593
Chief Executive Officer      2002      $150,000  $15,000 (c)        0           $2,625
and President                2001      $150,490       $0            0           $2,490

Frances Blanco               2003      $100,000  $15,000 (a)   25,000 (d)       $2,872
Vice President, Treasurer    2002      $100,000  $15,000 (c)        0           $2,787
and Secretary                2001       $90,000       $0      100,000 (e)       $2,625

Duncan Huyler                2003      $107,185   $8,000 (a)   25,000 (d)       $  888
Vice President               2002      $107,185   $8,000 (c)        0           $  223
                             2001      $105,485       $0      100,000 (e)       $2,637

Duncan Yates                 2003      $116,845  $15,000 (a)   25,000 (d)       $  938
Vice President               2002      $118,184  $15,000 (c)        0           $1,012
                             2001      $110,000  $10,000      100,000 (f)       $  938

Donald Gunn                  2003      $ 90,833  $10,000       25,000 (d)       $2,087
Vice President of            2002      $ 80,000       $0       50,001 (g)       $1,510
Media Sciences, Inc.         2001      $ 80,000       $0            0           $1,681

Denise Hawkins               2003 (h)  $ 51,731       $0            0           $  647
---------------------------  --------  --------  -----------  ----------------  ------------
(a)	Refers to bonus compensation, including deferred bonus of $15,000 for each of Levin, Blanco and Yates, and of $8,000 for Huyler.
(b)	Refers to stock options granted in June 2003, pursuant to an employment agreement effective as of July 1, 2003. The stock options are exercisable at $1.00 per share and expire in June 2008. Options to purchase 250,000 shares vested immediately and options to purchase an additional 250,000 shares vest ratably over the period July 1, 2003 through June 30, 2005.
(c)	Refers to bonus compensation, including deferred bonus of $7,500 for each of Levin, Blanco and Yates, and of $4,000 for Huyler.
(d)	On April 7, 2003, we issued to each of Duncan Huyler, Frances Blanco, Duncan Yates and Donald Gunn, stock options to purchase 25,000 shares of common stock. The stock options vest on April 6, 2004 and are exercisable until April 5, 2008 at $0.50 per share.
(e)	Refers to stock options granted in fiscal year 1999 and reissued in fiscal year 2001. Each of Frances Blanco and Duncan Huyler have five-year stock options to purchase up to 100,000 shares of common stock, subject to vesting only after we achieve certain corporate levels of earnings: stock options to acquire 25,000 shares can be exercised following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceed each of $500,000, $1,000,000, $1,500,000 and $2,000,000. For each of Blanco and Huyler, stock options to purchase 50,000 shares vested based upon the achievements of the first two vesting criteria in the 2000 fiscal year, stock options to purchase an additional 25,000 shares vested based upon the achievement of the third vesting criteria in the 2002 fiscal year, and stock options to purchase an additional 25,000 shares vested due to the achievement of the fourth vesting criteria in fiscal year ended 2003. The exercise price is $1.25 per share.

(f)	Refers to stock options to purchase up to 100,000 shares of common stock, of which stock options to acquire 50,000 shares vested immediately and stock options to acquire an additional 50,000 shares subject to vesting only after we achieve certain corporate levels of earnings: stock options to acquire 25,000 shares can be exercised following the first fiscal year that our earnings before interest, taxes, depreciation and amortization exceed each of $1,500,000 and $2,000,000. Stock options to purchase an additional 25,000 shares vested based upon the achievement of the first vesting criteria in the 2002 fiscal year, and stock options to purchase an additional 25,000 shares vested based upon the achievement of the second vesting criteria in the 2003 fiscal year. The exercise price is $1.25 per share.
(g)	Refers to stock options, granted in fiscal year 2000 and reissued in fiscal year 2002, to purchase 50,001 shares of our common stock, subject to vesting over a three year period, exercisable for five years at $1.27 per share.
(h)	Became an officer on February 12, 3003. Her reported fiscal year 2003 compensation covers the full fiscal year.

Stock Option Information

Option Grants in Fiscal 2003

The table below sets forth information concerning stock options granted during the fiscal year ended June 30, 2003 to the Named Executive Officers. The percentage of total stock options is based on 719,901 stock options granted to officers, directors, and employees during the 2003 fiscal year.

----------------  ----------  --------------  -----------  ----------
                  Number of
                  Securities  Percent of
                  Underlying  Total Options
                  Options     Granted to      Exercise of
                  Granted     Employees in    Base Price   Expiration
Name              (#)         Fiscal Year     ($/Sh)       Date
----------------  ----------  --------------  -----------  ----------
Michael W. Levin     500,000          69.5%         $1.00     6-30-08
Frances Blanco        25,000           3.5%         $0.50      4-5-08
Duncan Huyler         25,000           3.5%         $0.50      4-5-08
Duncan Yates          25,000           3.5%         $0.50      4-5-08
Donald Gunn           25,000           3.5%         $0.50      4-5-08
----------------  ----------  --------------  -----------  ----------

Option Exercises in Fiscal 2003 and Year End Option Values

The following table sets forth information concerning the value of unexercised stock options at June 30, 2003 for the Named Executive Officers. The dollar values of the options was determined by multiplying the number of stock options by the difference between the fair market value of a share of common stock underlying an option and the exercise price of the option. Out-of-the-money options are reported as having a dollar value of $0. The last sale price of a share of our common stock on June 27, 2003 was $0.45, as reported by AMEX.

-----------------  -----------  --------  ----------------------------  --------------------------
                   Number of
                   Shares                 Number of Unexercised         Value of Unexercised
                   Acquired     Value     Securities Underlying         In-the-Money Options
Name               on Exercise  Realized  Options at Fiscal Year End    at Fiscal Year End
                                          ----------------------------  --------------------------
                                          Exercisable    Unexercisable  Exercisable  Unexercisable
-----------------  -----------  --------  -----------    -------------  -----------  -------------
Michael W. Levin             0         0      250,000          250,000           $0             $0
Frances Blanco               0         0      107,741           25,000           $0             $0
Duncan Huyler                0         0      109,265           25,000           $0             $0
Duncan Yates                 0         0      125,430           25,000           $0             $0
Donald Gunn                  0         0       50,001           25,000           $0             $0
-----------------  -----------  --------  -----------    -------------  -----------  -------------

Director Compensation

We have a compensation plan for our independent directors. Commencing fiscal year 2004, eligible outside directors are paid $5,000 per year, payable quarterly, for attendance at regular and special meetings and may be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and for other expenses incurred in their capacity as directors of Media Sciences. Outside directors are granted ten year stock options under the incentive stock option plan to purchase 10,000 shares of common stock, exercisable at the fair market value on the date of appointment to the Board. Outside directors will also be granted, annually, additional stock options to purchase 5,000 shares of common stock. Previously, eligible outside directors were paid $3,000 per year and reimbursed for their reasonable out-of-pocket expenses, and granted stock options to purchase 10,000 shares of common stock, exercisable at the fair market value on the date of appointment to the Board, and an additional stock options to purchase 5,000 shares of common stock in each July for continued service on the Board.

Employment Agreement with Named Executive Officer

Michael W. Levin serves as our Chief Executive Officer and President pursuant to a five-year employment agreement that began as of July 1, 2003. His current annual salary for fiscal year 2004 is to be $200,000. We granted him 500,000 five-year stock options to purchase 500,000 shares of common stock. The exercise price for the stock options is $1.00 per share. Stock options to purchase 250,000 shares vested immediately and stock options to purchase an additional 250,000 shares are to vest ratably over the period July 1, 2003 through June 30, 2005 These stock options are cumulative and are subject to anti-dilution rights. .

He is also entitled to receive:

o	death benefits of $100,000;
o	a fifteen-year term life insurance policy for $2,000,000;
o	a luxury automobile;
o	reimbursement for reasonable travel and other business related expenses;
o	six weeks vacation; and
o	medical and dental insurance; and
o	participation in any employee plan, perquisite and other benefits made available to Media Sciences’ employees or management in general.

We may also award him an annual performance bonus or other bonus as determined by the Board of Directors.

If we undergo a “change of control”, we must pay him an amount equal to 290% of his base compensation. He has the right to terminate his employment if we undergo a change in control. As defined in his employment agreement, a change of control refers to:

o	a change in our ownership or management that is required to be reported under the federal securities laws;
o	the acquisition, other than directly from Media Sciences, of 25% or more of our common stock or our voting securities by persons other than Media Sciences or Levin;
o	a change in a majority of the current Board of Directors, excluding a Board approved change that does not result from a proxy contest;
o	a reorganization, merger, consolidation or sale of substantially all of our assets, after which our shareholders do not own, in the same proportion, more than 50% of the voting power, after which a majority of the board of directors changes, and after which a new shareholder beneficially owns 25% or more of the voting power; or
o	shareholder approval of our liquidation or dissolution.

Stock Option Plan

Under our incentive stock option plan for employees, which was adopted by our Board of Directors and approved by our shareholders in 1998, we reserved 500,000 shares of our common stock for issuance pursuant to exercises of incentive stock options. An incentive stock option entitles the holder to purchase a share of our common stock at a purchase price equal to the fair market value of the common stock on the day of grant. As of June 30, 2003, under this stock option plan, option holders have exercised options to purchase 35,917 shares of common stock, and we had outstanding stock options to purchase 338,406 shares of common stock, exercisable, subject to vesting, for five or ten years from the date of grant at prices of $0.43 to $4.00. If we undergo a “change of control”, the incentive based stock options shall vest immediately.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The table below sets forth, as of August 25, 2003, the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock, except that the security ownership of management is provided in a separate table. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of stock options, warrants, preferred stock, or other convertible securities are listed separately. For each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

----------------------------------------  -------------------    -----------------   --------
                                                                 Additional Shares
Name and Address                          Amount and Nature      Acquirable Within   Percent
of Beneficial Owner                       of Beneficial Owner    60 days             of Class
----------------------------------------  -------------------    -----------------   --------

Berthel SBIC, LLC                                      82,535          848,000 (a)      21.0%
  100 Second Street SE,
  Cedar Rapids, Iowa 52407
General Conference Corp. of Seventh-Day                28,750          350,000 (b)       9.6%
Adventists
  12501 Old Columbia Pike
  Silver Springs, MD 20904
Charles C. and Charles F. Bearoff                           0          350,000 (c)       8.9%
  P.O. Box 37
  Bridgeport, PA 19405
Brookstreet Securities Corporation                          0          270,900 (d)       7.0%
  2361 Campus Drive #210
  Irvine, CA 92612
David L. Rosier                                             0          263,850 (e)       6.9%
  c/o Brookstreet Securities Corporation
  2361 Campus Drive #210
  Irvine, CA 92612
----------------------------------------  -------------------    -----------------   --------
(a)	Includes shares of common stock which may be acquired upon the conversion of 100,000 series A preferred stock shares, at an assumed conversion rate of one preferred stock share into five shares of common stock, the exercise of options to acquire 25,000 shares, and the exercise of warrants to acquire 323,000 shares. The beneficial owners of Berthel SBIC are: Thomas J. Berthel, Chief Executive Officer and Chairman; Ronald O. Brendengen, Chief Financial Officer and Chief Operation Officer; Henry Royer, President; Leslie D. Smith, Secretary; and Julie K. Driscoll, Assistant Secretary.
(b)	Includes shares of common stock which may be acquired upon the conversion of 50,000 series A preferred stock shares, at an assumed conversion rate of one preferred stock share into five shares of common stock, and the exercise of warrants to acquire 100,000 shares.
(c)	Includes shares of common stock which may be acquired upon the conversion of 50,000 series A preferred stock shares, at an assumed conversion rate of one preferred stock share into five shares of common stock, and the exercise of warrants to acquire 100,000 shares.
(d)	Includes shares of common stock which may be acquired upon the exercise of stock options to acquire 15,000 shares and the exercise of warrants to acquire 255,900 shares. The beneficial owner of Brookstreet Securities Corporation is Stanley Brooks.
(e)	Includes shares of common stock which may be acquired upon the exercise of warrants to acquire 263,850 shares.

Security Ownership of Management

The table below sets forth, as of August 25, 2003, 2003, the shares of our common stock beneficially owned by each of our officers and directors, and by all of our officers and directors as a group. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of stock options, warrants, or other convertible securities are listed separately. For each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

The address of each of the persons named in the table is c/o Media Sciences International, Inc., 40 Boroline Road, Allendale, New Jersey 07401, except for Henry Royer whose address is c/o Berthel SBIC, 100 Second Street SE, Cedar Rapids, Iowa 52407.

----------------------------------------  -------------------    -----------------   --------
                                                                 Additional Shares
Name and Address                          Amount and Nature      Acquirable Within   Percent
of Beneficial Owner                       of Beneficial Owner    60 days             of Class
----------------------------------------  -------------------    -----------------   --------
Michael W. Levin                                    1,518,450         250,000  (a)      46.2%
Frances Blanco                                         40,775         107,741  (b)       4.0%
Duncan Huyler                                          40,775         109,265  (b)       4.1%
Duncan Yates                                           20,300         125,430  (b)       3.9%
Denise Hawkins                                              0           6,668  (c)       0.2%
Paul Baker                                             67,500          95,500  (d)       4.4%
Edwin Ruzinsky                                         20,000          35,000            1.5%
Donald Gunn                                            25,000          50,001  (b)       2.1%
Henry Royer                                            82,535         848,000  (e)      21.0%
Sagiv Shiv                                                  0          10,000            0.3%
----------------------------------------  -------------------    -----------------   --------
All present officers and directors
as a group (10 persons)                             1,815,335       1,637,605           66.2%
----------------------------------------  -------------------    -----------------   --------
(a)	Does not include stock options, scheduled to vest ratably over the period July 1, 2003 through June 30, 2005, exercisable into 250,000 shares.
(b)	Does not include stock options, scheduled to vest in April 2004, issued to each of Duncan Huyler, Frances Blanco, Duncan Yates and Donald Gunn, exercisable into 25,000 shares each.
(c)	Does not include stock options, scheduled to vest in July 2004, exercisable into 3,334 shares.
(d)	Assumes beneficial ownership of warrants held by spouse to purchase 12,500 shares of common stock, expiring on June 12, 2007.
(e)	Henry Royer's reported beneficial ownership refers to the beneficial ownership of Berthel SBIC.

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

On July 3, 2000, we granted Paul Baker, in connection with serving on our Board of Directors, stock options to purchase 5,000 shares of common stock, exercisable at $2.19 per share and expiring on July 3, 2010.

On July 3, 2000, we granted Edwin Ruzinsky, in connection with serving on our Board of Directors, stock options to purchase 5,000 shares of common stock, exercisable at $2.19 per share and expiring on July 3, 2010.

On July 3, 2000, we granted Berthel SBIC, in connection with serving on our Board of Directors through its nominee Henry Royer, stock options to purchase 5,000 shares of common stock, exercisable at $2.19 per share and expiring on July 3, 2010.

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

On July 28, 2000, we granted Brookstreet Securities Corporation, in connection with serving on our Board of Directors through its nominee Stanley Brooks, stock options to purchase 10,000 shares of common stock, exercisable at $2.25 per share and expiring on July 28, 2010.

Between August 2000 and September 2003, we borrowed an aggregate of $450,000 from the company’s President. The funds were used for general corporate purposes. The debt is structured through two notes payable. The first note, in the amount of $255,000, bears an interest rate of 10% per annum and is payable in monthly installments of interest only through May 2004. The second note, in the amount of $195,000, bears an interest rate of 20% per annum and is payable in monthly installments of interest only through May 2005.

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

On June 5, 2001, we issued a $400,000 promissory note and warrants to purchase up to 200,000 shares of our common stock at $1.00 per share to Consonance Services Group. The note matured on June 5, 2003 and bore a simple interest at the rate of 12% per year. The note was secured by a security agreement which covered all corporate assets. Two members of this investor group were persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Baker is a director of Media Sciences and Mitchell Baker is the son of Paul Baker. On June 5, 2003, we repaid the $400,000 note due to the Consonance Services Group, through the issuance of eight, $50,000 promissory notes, due on June 5, 2005 and bearing a simple interest rate of 20%, payable quarterly, to the eight individuals comprising the Consonance Group. These notes are unsecured.

On July 2, 2001, we granted options to purchase 5,000 shares of common stock, exercisable for ten years at $2.00 per share to each of Paul Baker, Berthel SBIC, Brookstreet Securities Corporation, and Ed Ruzinsky in connection with their services on the Board of Directors.

On July 16, 2001, we granted options to purchase 10,002 shares of common stock, vesting over three years and exercisable for ten years at $1.70 per share, to Denise Hawkins under our employee stock option plan. On February 12, 2003 her position was made an executive position.

On September 11, 2001, our Board of Directors voted to offer our preferred shareholders the option to receive payment-in-kind, through a common stock issuance at $1.10 per share, the fair market value of our common stock on that date. On September 17, 2001, Berthal SBIC elected to its dividend payment through the payment-in-kind, totaling $57,500 and consisting of 52,273 shares of stock for the two periods ending March 31, 2001 and June 30, 2001.

On December 27, 2001, December 28, 2001 and January 11, 2002, Michael W. Levin purchased for the sum of $10,300 an aggregate of 10,000 shares of Media Sciences common stock in the open market at prices from $1.00 to $1.05 per share.

On May 22, 2002, Edwin Ruzinsky purchased 10,000 shares of Media Sciences common stock for $12,180 in the open market.

On June 14, 2002, we issued short-term promissory notes aggregating $175,000 and warrants to purchase up to 87,500 shares of our common stock exercisable for five years at $1.00 per share to seven note holders: Paul Levin, Frank and Edna Blanco, Nathan D. Watters, Adam H. Watters, Mitchell Baker, Esther Baker, and Harold and Marsha Kugelman. The notes matured in December 2002 and bore simple interest at the rate of 12% per year. In December 2002, we repaid the $175,000 borrowed in June through cash principal payments of $75,000 and through the issuance of new, one-year notes aggregating $100,000 and bearing simple interest of 20%, payable quarterly. The note holders were persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; Mitchell Baker is the son of Paul Baker, a director of Media Sciences; and Esther Baker is the wife of Paul Baker. Three of the four new note holders are persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; and Mitchell Baker is the son of Paul Baker, a director of Media Sciences. Each of Michael W. Levin, Frances Blanco, and Paul Baker disclaims beneficial ownership of these notes and related warrants, except that Paul Baker may be deemed the beneficial owner of the $25,000 note and 12,500 warrants acquired by his wife as part of the transaction.

On September 24, 2002, the Board of Directors made a determination, based on the achievement of certain corporate milestones in fiscal year ended 2002, that certain management personnel are deemed vested as of June 30, 2002, with the following options: Michael Levin, with 125,000 options exercisable at $1.375 per share; and each of Frances Blanco, Duncan Huyler and Duncan Yates, with 25,000 options exercisable at $1.25 per share. These options were previously granted under terms of the respective recipient’s employment agreements under certain vesting conditions in connection with the company attaining certain specified corporate milestones. As of June 30, 2003, the Board of Directors made a determination, based on the achievement of certain corporate milestones in fiscal year ended 2003, that certain management personnel are deemed vested as of June 30, 2003, with additional options, as follows: each of Frances Blanco, Duncan Huyler and Duncan Yates, with 25,000 options exercisable at $1.25 per share. These options were previously granted under terms of the respective recipient’s employment agreements under certain vesting conditions in connection with the company attaining certain specified corporate milestones. Previously issued options to Michael Levin, pursuant to an employment agreement effective as of May 1, 1998, and as amended September 1, 1998, to purchase up to 500,000 shares of common stock, subject to vesting upon Media Sciences attaining certain specified corporate milestones based upon corporate earnings, exercisable for five years at $1.375 per share, have expired.

On September 24, 2002, we granted options to purchase 5,000 shares of common stock, exercisable for ten years at $0.65 per share to each of Paul Baker, Berthel SBIC, and Ed Ruzinsky in connection with their services on the Board of Directors.

In October 2002, we borrowed $100,000 from Paul Baker, a director of Media Sciences. This loan matures in October 2003 and carries a 23% interest rate, with interest due monthly.

On November 19, 2002, Edwin Ruzinsky purchased 10,000 shares of Media Sciences common stock for $6,500 in the open market.

In December 2002, we borrowed $25,000 from Duncan Yates, an officer. This loan matures in December 2003 and carries a 23% interest rate, with interest due monthly.

The terms of the loans from our officers, directors, and others having relationships with our officers and directors were determined by the Board of Directors in light of our financial condition, the terms of previous borrowings from such persons, and the terms on which short-term loans were available from public resources. The terms of these loans were deemed fair to the company and viewed as arm’s length transactions. There are no ongoing contractual or other commitments with any of these persons resulting from these transactions, and there is no representation or assurances made that any of these persons will make any further loans to us.

On January 1, 2003, we granted options to purchase 10,000 shares of common stock, exercisable for ten years at $0.60 per share to Sagiv Shiv in connection with his services on the Board of Directors.

On April 7, 2003, we issued to each of Duncan Huyler, Frances Blanco, Duncan Yates and Donald Gunn, stock options to purchase 25,000 shares of common stock. The stock options vest on April 6, 2004 and are exercisable until April 5, 2008 at $0.50 per share.

On May 6, 2003, we granted options to purchase 10,000 shares of common stock, exercisable for ten years at $0.43 per share to each of Paul Baker and Ed Ruzinsky in connection with their services on the Board of Directors.

In June 2003, pursuant to an employment agreement effective as of July 1, 2003, we issued to Michael Levin stock options to purchase up to 500,000 shares of common stock, exercisable at $1.00 per share and expiring in June 2008. Options to purchase 250,000 shares vested immediately and options to purchase an additional 250,000 shares vest ratably over the period July 1, 2003 through June 30, 2005.

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
3(i)(6)*    Certificate of Amendment of Certificate of Designation of Series A
            Preferred Stock 3(ii) By-Laws (Incorporated by reference to Exhibit
            3.2 of Quarterly Report on Form 10-QSB/A filed on September 1,
            1998).
4.1         Specimen of common stock certificate (Incorporated by reference to
            Exhibit 4.7 of Form 8-A filed on August 8, 2000).
4.2         Specimen of preferred stock certificate (Incorporated by reference to Exhibit 4.8 of Form 8-A filed on August 8, 2000).
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
            Registration Number 333-91005, originally filed on November 15,
            1999).
10.1        Lease Agreement (Incorporated by reference to Exhibit 10.13 of
            Annual Report on Form 10-KSB filed on or about September 28, 2000).
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
            Registration Number 333-83668, filed on March 4, 2002).
10.14       Form of Promissory Note issued in June 2002 (Incorporated by reference to Exhibit 10.14 of Annual Report on Form 10-KSB filed on
            October 15, 2002).
10.15       Form of Warrants issued in June 2002 (Incorporated by reference to
            Exhibit 10.14 of Annual Report on Form 10-KSB filed on October 15,
            2002).
10.16*      Form of Employment Agreement
10.17*      Form of Loan and Security Agreement
10.18*      Audit Committee Charter
10.19*      Compensation Committee Charter
11*         Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part II -
            Item 7, contained in this Form 10-KSB.
21*         Subsidiaries of the Registrant
31*         Certifications Pursuant to Securities Exchange Act Rule
            13a-14(a)/15d-14(a)
32*         Certifications Pursuant to Securities Exchange Act Rule 13a-14(b)
            and 18 U.S.C. Section 1350
__________

*    Filed herewith.

Report on Form 8-K

Not applicable.

ITEM 14.    CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, Media Sciences’ principal executive officer and principal financial officer have concluded that Media Sciences’ disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by Media Sciences in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in Media Sciences’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of the Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: September 12, 2003

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES	TITLE	DATE

/s/ Michael W. Levin Michael W. Levin	Chairman of the Board, President and Chief Executive Officer	September 12, 2003

/s/ Frances Blanco Frances Blanco	Director, Vice President, Secretary and Treasurer	September 12, 2003

/s/ Duncan Huyler Duncan Huyler	Vice President	September 12, 2003

/s/ Denise Hawkins Denise Hawkins	Vice President and Controller (Principal Financial Officer)	September 12, 2003

/s/ Paul C. Baker Paul C. Baker	Director	September 12, 2003

/s/ Donald Gunn Donald Gunn	Director	September 12, 2003