Form 10QSB
period 2003-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2003-11-12
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(201) 236-9311
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of November 3, 2003, the issuer had 3,577,210 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                             September 30,     June 30,
                                 ASSETS                          2003            2003
                                                             (Unaudited)
                                                             ------------    ------------

CURRENT ASSETS :
    Cash and equivalents                                     $     53,925    $     66,467
    Accounts receivable, less allowance
        for doubtful accounts of $35,000                        1,737,577       1,841,060
    Inventories                                                 1,128,393       1,089,809
    Deferred income taxes                                         806,772       1,000,000
    Prepaid expenses and other current assets                     174,989         173,050
                                                             ------------    ------------
        Total Current Assets                                    3,901,656       4,170,386

PROPERTY AND EQUIPMENT, NET                                     1,202,942       1,362,734

OTHER ASSETS:
    Goodwill and other intangible assets, net                   4,478,190       4,478,190
    Deferred income taxes                                            --            47,315
    Other assets                                                   80,920          58,102
                                                             ------------    ------------
                                                                4,559,110       4,583,607

TOTAL ASSETS                                                 $  9,663,708    $ 10,116,727
                                                             ============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt                                          $  1,983,043    $  2,185,118
    Accounts payable                                            1,195,795       1,340,257
    Accrued expenses and other current liabilities                160,402         258,512
    Income tax payable                                             40,874         131,425
    Accrued product warranty                                      250,000         250,000
    Accrued expense - supplier                                    341,000         448,952
    Dividends payable                                             857,325         699,919
    Loan from investors                                           200,000         200,000
    Loan from officer                                             280,000         280,000
    Deferred revenues                                             172,512         196,234
                                                             ------------    ------------
        Total Current Liabilities                               5,480,951       5,990,417

OTHER LIABILITIES :
    Long-term debt, less current maturities                        27,669          39,081
    Loan from investors                                           400,000         400,000
    Loan from officer                                             195,000         195,000
                                                             ------------    ------------
                                                                  622,669         634,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A convertible preferred stock, $.001 par value,
       Authorized 1,000,000 shares; issued 547,500 shares             547             547
    Common stock, .001 par value,
       Authorized 20,000,000 shares; issued 3,577,210               3,578           3,578
    Additional paid-in capital                                  5,109,343       5,109,343
    Cost of 10,564 shares of common stock in treasury             (20,832)        (20,832)
    Retained earnings (deficit)                                (1,532,548)     (1,600,407)
                                                             ------------    ------------
        Total Shareholders' Equity                              3,560,088       3,492,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  9,663,708    $ 10,116,727
                                                             ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                        2003         2002
                                                     ----------   ----------

NET SALES                                            $3,615,518   $3,489,150
                                                     ----------   ----------

COSTS OF GOODS:
    Cost of sales, excluding depreciation             1,614,637    1,588,494
    Depreciation                                        145,156      124,216
                                                     ----------   ----------
        Total cost of goods                           1,759,793    1,712,710

GROSS PROFIT                                          1,855,725    1,776,440

OTHER COSTS AND EXPENSES:
    Selling, general and administrative               1,310,751    1,205,481
    Depreciation and amortization                        62,447       69,249
                                                     ----------   ----------
        Total other costs and expenses                1,373,198    1,274,730
                                                     ----------   ----------

INCOME FROM OPERATIONS                                  482,527      501,710

INTEREST EXPENSE, NET                                   107,308      113,344
                                                     ----------   ----------

INCOME BEFORE INCOME TAXES                              375,219      388,366

INCOME TAXES :
    Current                                              33,636         --
    Deferred                                            116,318      155,346
                                                     ----------   ----------
                                                        149,954      155,346
                                                     ----------   ----------

NET INCOME                                           $  225,265   $  233,020
                                                     ==========   ==========

PREFERRED STOCK DIVIDENDS                               157,406      157,406
                                                     ==========   ==========

INCOME  APPLICABLE TO COMMON SHAREHOLDERS            $   67,859   $   75,614
                                                     ==========   ==========

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      3,577,210    3,531,363
                                                     ==========   ==========

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    3,589,880    3,531,363
                                                     ==========   ==========

BASIC NET INCOME PER COMMON SHARE                    $     0.02   $     0.02
                                                     ==========   ==========
DILUTED NET INCOME PER COMMON SHARE                  $     0.02   $     0.02
                                                     ==========   ==========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                                                            Additional     Retained        Total
                                         Common Stock     Preferred Stock     Treasury      Paid-in      Earnings     Shareholders'
                                      Shares     Amount   Shares    Amount     Stock        Capital      (Deficit)       Equity
                                     ---------   ------   -------   ------   ----------   -----------   -----------   -------------
BALANCES, JUNE 30, 2003              3,577,210   $3,578   547,500   $  547   $  (20,832)  $ 5,109,343   $(1,600,407)  $   3,492,229

THREE MONTHS ENDED
SEPTEMBER 30, 2003 (UNAUDITED)
    Issuance of common stock for          --       --        --       --           --            --            --              --
         dividend payment
    Issuance of common stock              --       --        --       --           --            --            --              --
         warrants
    Preferred  stock dividend, 11.5%      --       --        --       --           --            --        (157,406)       (157,406)
    Net Income                            --       --        --       --           --            --         225,265         225,265
                                     ---------   ------   -------   ------   ----------   -----------   -----------   -------------

BALANCES,
SEPTEMBER 30, 2003 (UNAUDITED)       3,577,210   $3,578   547,500   $  547   $  (20,832)  $ 5,109,343   $(1,532,548)  $   3,560,088
                                     =========   ======   =======   ======   ==========   ===========   ===========   =============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                Three Months Ended
                                                                  September 30,
                                                                2003          2002
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net Income                                                $ 225,265    $ 233,020
    Adjustments to reconcile net income to net cash
      flows from operating activities :
         Depreciation and amortization                          207,602      193,465
         Deferred income taxes                                  116,318      155,346
         Provision for bad debts                                 17,259         --
         Changes in operating assets and liabilities :
             Accounts receivable                                 86,223     (561,931)
             Inventories                                        (38,584)     286,335
             Prepaid expenses and other current assets           (1,939)       9,610
             Other assets                                       (22,818)        --
             Dividends payable                                     --        113,851
             Accounts payable                                  (144,461)    (359,241)
             Accrued expenses and other current liabilities     (64,437)    (145,637)
             Accrued expense - supplier                        (107,952)     (59,121)
             Deferred revenues                                  (23,722)     (41,040)
                                                              ---------    ---------
                 Net cash flows from operating activities       248,754     (175,343)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                         (47,809)      (7,599)
    Purchase of intangible assets                                  --        (52,348)
                                                              ---------    ---------
                 Net cash flows from investing activities       (47,809)     (59,947)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Note payable to bank, net                                  (148,701)        --
    Payments/Proceeds on short term debt, net                   (53,374)     339,533
    Payments on long term debt                                  (11,412)     (64,786)
    Net advances from officer                                      --         95,000
    Preferred stock dividends                                      --       (113,850)
                                                              ---------    ---------
                 Net cash flows from financing activities      (213,487)     255,897
                                                              ---------    ---------

NET CHANGE IN CASH AND EQUIVALENTS                              (12,542)      20,607

CASH AND EQUIVALENTS, BEGINNING OF YEAR                          66,467       42,180
                                                              ---------    ---------

CASH AND EQUIVALENTS, END OF YEAR                             $  53,925    $  62,787
                                                              =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                             $ 100,976    $  72,111
                                                              =========    =========
    Issuance of common stock as dividend payment              $    --      $  43,556
                                                              =========    =========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 2003 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 2003. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – NATURE OF BUSINESS :

We are engaged in the business of manufacturing and distributing supplies for workgroup, or business, color printers. Our products include solid ink sticks, color toner cartridges and other consumable items. We distribute our products through an international network of dealers and distributors. We also sell directly to end-users through programs designed to foster our supplies business.

NOTE 3 – STOCK BASED COMPENSATION PROFORMA DISCLOSURE :

The Company follows the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under FAS 123 for companies following APB 25. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FAS 148). Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

                                                                      Three Months Ended
                                                                         September 30,
                                                                      2003           2002
                                                                    ---------     ---------
         Net income as reported                                     $ 225,265     $ 233,020
            Less Preferred Stock Dividends                            157,406       157,406
                                                                    ---------     ---------
         Income applicable to common shareholders                   $  67,859     $  75,614

         Stock-based employee compensation expense
             under fair value method, net of related tax effects    $  (8,931)    $  (7,579)
                                                                    ---------     ---------

         Pro forma net income                                       $  58,928     $  68,035
                                                                    =========     =========

         Income per share:
                 Basic, as reported                                   $  0.02       $  0.02
                                                                      =======       =======
                 Basic, pro forma                                     $  0.02       $  0.02
                                                                      =======       =======
                      Diluted per share, as reported                  $  0.02       $  0.02
                                                                      =======       =======
                      Diluted per share, pro forma                    $  0.02       $  0.02
                                                                      =======       =======

NOTE 4 – NOTE PAYABLE TO BANK :

We have an agreement with a lender under which we can borrow up to $3,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.75% over the lender’s base rate, are payable on demand and are collateralized by all assets of the company. As of September 30, 2003, $1,631,161 was outstanding under this line and the interest rate was 5.75%. The line of credit expires on October 31, 2006.

NOTE 5 – DIVIDENDS :

In December 2002, our Board of Directors voted to defer payment of the preferred stock dividends through the periods ending September 30, 2003. Our Board voted to accrue 6% simple interest on the deferred dividends, to be paid upon payment of the deferred dividends.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share :

                                                                        Three  Months
                                                                            Ended

         September 30,                                                2003         2002
                                                                   ----------   ----------

         Numerator :
             Income applicable to common shareholders -- basic     $   67,859   $   75,614
                                                                   ==========   ==========
             Income applicable to common shareholders -- diluted   $   67,859   $   75,614
                                                                   ==========   ==========

         Denominator :
             Denominator for basic earnings per share :
                 Weighted average shares                            3,577,210    3,531,363
                                                                   ----------   ----------

             Effect of dilutive securities
                 Employee stock options and warrants                   12,670         --
                                                                   ----------   ----------
             Denominator for diluted earnings per share             3,589,880    3,531,363
                                                                   ==========   ==========

             Earnings (loss) per share :
                 Basic                                             $     0.02   $     0.02
                                                                   ==========   ==========
                 Diluted                                           $     0.02   $     0.02
                                                                   ==========   ==========
The following warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 2003 and 2002 because the warrants’ exercise price was greater than the average market price of the common stock for those periods:

                                                                        Three  Months
                                                                            Ended

         September 30,                                                2003         2002
                                                                   ----------   ----------

         Anti-dilutive warrants and options                         3,189,423    3,366,645
                                                                   ==========   ==========
The conversion of the Series A convertible preferred stock has been excluded from the computation of diluted earnings per share for the three months ended September 30, 2003 and 2002. Such conversion when taking into account the additional net income generated by the elimination of the dividend would be anti-dilutive.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RECALL AND WARRANTY EXPENSES:

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

Changes in accrued product warranty for the three months ended September 30, 2003 and 2002 are as follows:

                                                               September 30,
                                                             2003          2002
                                                           ---------    ---------
         Warranty reserve at the beginning of the period   $ 250,000    $ 500,000

            Warranties accrued during the period             302,000      334,000
            Warranties settled during the period            (302,000)    (534,000)
                                                           ---------    ---------
         Net change in warranty reserve                    $    --      $(200,000)
                                                           ---------    ---------

         Warranty reserve at September,                    $ 250,000    $ 300,000
                                                           =========    =========
The Company has filed a claim under its umbrella liability policy for the unreimbursed portion of the warranty expenses. The insurance carrier has not yet taken a coverage position on this claim.

Even though management believes that the recall is complete, the Company will continue to receive warranty claims associated with the recalled ink and other warranty expenses for products not sold under the recall. While the Company believes that the reserve should be adequate to resolve the remaining claims, it is possible that the warranty claims may exceed the accrual, and therefore be expensed in future periods.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed September 15, 2003.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Sales.  Our consolidated sales for the three months ended September 30, 2003 compared to the same period in 2002, increased approximately 4% to $3,615,518 from $3,489,150. The net increase in sales resulted from an increase in Media Sciences supply sales of approximately 21% offset by a decrease in Cadapult sales of approximately 43%. This shift in sales is to be expected as we focus on the higher margin growth opportunity in Media Sciences supplies.

Cost of Sales.  Our cost of sales for the three months ended September 30, 2003 were $1,614,637, or approximately 45% of sales, as compared to $1,588,494, or approximately 46% of sales for the comparable period in 2002. The decrease in our cost of sales as a percentage of sales can be attributed to the higher margin business generated by our Media Sciences subsidiary.

Selling, General and Administrative.  For the three months ended September 30, 2003 compared to the same period in 2002, our selling, general and administrative expenses increased to $1,310,751 from $1,205,481, which represents an increase to 36% of sales from 35% of sales. The slight increase can be attributed to increased marketing activities related to the expansion of our distribution channels.

Depreciation and Amortization.  For the three months ended September 30, 2003 compared to the same period in 2002, our depreciation expense increased to $205,286 from $188,549 as a result of the additional depreciation generated by equipment purchases during the last year. Amortization of intangibles for the three months ending September 30, 2003 and 2002 was $2,317 and $4,916 respectively.

Interest Expense.  For the three months ended September 30, 2003 compared to the same period in 2002, our interest expense decreased slightly to $107,308 from $113,344.

Income Taxes.  For the three months ended September 30, 2003, we recorded a current income tax expense of $33,636 and a deferred income tax expense of $116,318 as compared to a deferred income tax expense of $155,346 in 2002. For the three months ended September 30, 2003, we recorded the current income tax expense because of New Jersey’s two-year suspension of the use of net operating loss carry forwards.

Dividends.  For the three months ending September 30, 2003, we accrued $157,406 of stock dividends to our preferred shareholders.

Net Income.  For the three month period ended September 30, 2003, we earned $67,859 or $0.02 per share basic and diluted as compared to $75,614 or $0.02 per share basic and diluted for the corresponding three month period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

We experienced negative cash flow of $12,542 for the three months ended September 30, 2003. Cash flows from operating activities resulted in positive cash flows of $248,754 primarily due to net income of $225,265, a non cash charge of $207,602 for depreciation and amortization and $116,318 for deferred income taxes and a reduction in accounts receivable of $86,223 offset by an increase in inventories and other assets of $63,341, a decrease in accounts payable of $144,461, and a decrease of $196,111 of accrued expenses and other liabilities.

The cash we used in investing activities included the purchase of equipment in the amount of $47,809.

Cash used by financing activities included debt payments of $213,487. We have an agreement with a lender under which we can borrow up to $3,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.75% over the lender’s base rate, are payable on demand and are collateralized by all assets of the Company. As of September 30, 2003, $1,631,161 was outstanding under this line.

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

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July and August, 2003, a majority of the holders of the Company’s 547,500 shares of preferred stock outstanding approved an amendment, by written consent, to the Certificate of Designation of the Series A Preferred Stock to provide that no payments of dividends or deferred dividends shall be made if the Company is in default of its senior lending agreement or if such payment causes an event of default under the senior lending agreement. The preferred stockholders representing 353,750 preferred shares consented to the amendment.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
Exhibit 3(i)	Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3(i)(6) of Annual Report on Form 10-KSB filed on September 15, 2003)
Exhibit 11*	Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32*	Certifications Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
_____
* Filed herewith.

(b)   Reports on Form 8-K.

On November 4, 2003, Media Sciences filed a Current Report on Form 8-K, dated November 4, 2003, regarding an issuer tender offer for the exchange of outstanding Series A preferred stock for shares of common stock and a consent solicitation to amend the certificate of designation for the series A preferred stock.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: November 12, 2003	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: November 12, 2003	By: /s/ Denise Hawkins Denise Hawkins Vice President and Controller (Principal Financial Officer)