Form 10QSB
period 2003-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2004-02-12
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-21853

MEDIA SCIENCES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0475073 (I.R.S. Employer Identification No.)

40 Boroline Road, Allendale, New Jersey 07401
(Address of principal executive offices)

(201) 236-9311
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of February 12, 2004, the issuer had 8,602,210 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [  ] NO [X]

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTER ENDED DECEMBER 31, 2003

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                December 31,      June 30,
                                ASSETS                              2003           2003
                                ------                          (Unaudited)
                                                                ------------    ------------

CURRENT ASSETS :
    Cash and equivalents                                        $     66,099    $     66,467
    Accounts receivable, less allowance for
        doubtful accounts of $35,000                               2,248,953       1,841,060
    Inventories                                                    1,493,054       1,089,809
    Deferred income taxes                                            649,881       1,000,000
    Prepaid expenses and other current assets                        120,764         173,050
                                                                ------------    ------------
        Total Current Assets                                       4,578,751       4,170,386

PROPERTY AND EQUIPMENT, NET                                        1,056,014       1,362,734

OTHER ASSETS:
    Goodwill and other intangible assets, net                      4,473,117       4,478,190
    Deferred income taxes                                               --            47,315
    Other assets                                                     141,722          58,102
                                                                ------------    ------------
                                                                   4,614,839       4,583,607

TOTAL ASSETS                                                    $ 10,249,604    $ 10,116,727
                                                                ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
    Short-term debt                                             $  2,381,630    $  2,185,118
    Accounts payable                                               1,471,314       1,340,257
    Accrued expenses and other current liabilities                   136,023         258,512
     Income tax payable                                               77,796         131,425
    Accrued product warranty                                         250,000         250,000
    Accrued expense - supplier                                       214,663         448,952
    Dividends payable                                                152,375         699,919
    Loan from investors                                                 --           200,000
    Loan from officer                                                255,000         280,000
    Deferred revenues                                                141,803         196,234
                                                                ------------    ------------
        Total Current Liabilities                                  5,080,604       5,990,417

OTHER LIABILITIES :
    Long-term debt, less current maturities                           17,625          39,081
    Loan from investors                                              400,000         400,000
    Loan from officer                                                195,000         195,000
                                                                ------------    ------------
                                                                     612,625         634,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value,
       Authorized 1,000,000 shares; issued none in December;            --               547
       547,500 in June
    Common Stock, .001 par value,
       Authorized 20,000,000 shares; issued  8,602,210 shares          8,603           3,578
       in December, 3,577,210 shares in June
    Additional paid-in capital                                     6,169,011       5,109,343
    Cost of 10,564 shares of common stock in treasury                (20,832)        (20,832)
    Retained earnings (deficit)                                   (1,600,407)     (1,600,407)
                                                                ------------    ------------
        Total Shareholders' equity                                 4,556,375       3,492,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 10,249,604    $ 10,116,727
                                                                ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                       Three Months Ended            Six Months Ended
                                                          December 31,                 December 31,
                                                      2003            2002         2003            2002
                                                   -----------    -----------   -----------    -----------

NET SALES                                          $ 4,417,483    $ 4,023,556   $ 8,033,001    $ 7,512,706
                                                   -----------    -----------   -----------    -----------
COST OF GOODS:

    Cost of sales, excluding depreciation            2,132,869      1,938,155   $ 3,747,506      3,526,649

    Depreciation                                       139,662        131,979       284,817        256,195
                                                   -----------    -----------   -----------    -----------
        Total cost of goods                          2,272,531      2,070,134     4,032,324      3,782,844

GROSS PROFIT                                         2,144,952      1,953,422     4,000,677      3,729,862
OTHER COSTS AND EXPENSES:
    Selling, general and administrative              1,478,072      1,328,370     2,788,823      2,533,851
    Depreciation and amortization                       67,139         68,076       129,586        137,325
                                                   -----------    -----------   -----------    -----------
        Total other costs and expenses               1,545,211      1,396,446     2,918,409      2,671,176
                                                   -----------    -----------   -----------    -----------

INCOME FROM OPERATIONS                                 599,741        556,976     1,082,268      1,058,686

INTEREST EXPENSE, NET                                   93,900        127,349       201,208        240,693
                                                   -----------    -----------   -----------    -----------

INCOME BEFORE INCOME TAXES                             505,841        429,627       881,060        817,993

INCOME TAXES :
    Current                                             45,653         38,947        79,289         73,867
     Deferred                                          156,818        133,152       273,136        253,578
                                                   -----------    -----------   -----------    -----------
                                                       202,471        172,099       352,425        327,445
                                                   -----------    -----------   -----------    -----------

NET INCOME                                         $   303,370    $   257,528   $   528,635    $   490,548
                                                   ===========    ===========   ===========    ===========

PREFERRED STOCK DIVIDENDS                          $ 1,913,824    $   157,407   $ 2,071,230    $   314,813
                                                   ===========    ===========   ===========    ===========

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS    $(1,610,454)   $   100,121   $(1,542,595)   $   175,735
                                                   ===========    ===========   ===========    ===========

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     3,577,210      3,577,210     3,577,210      3,554,287
                                                   ===========    ===========   ===========    ===========

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        --        3,577,437          --        3,555,358
                                                   ===========    ===========   ===========    ===========
BASIC NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS                                $     (0.45)   $      0.03   $     (0.43)   $      0.05
                                                   ===========    ===========   ===========    ===========

DILUTED NET INCOME PER COMMON SHARE                $      --      $      0.03   $      --      $      0.05
                                                   ===========    ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2003

                                                                                        Additional     Retained        Total
                                         Common Stock      Preferred Stock   Treasury     Paid-in      Earnings     Shareholders'
                                      Shares     Amount    Shares   Amount     Stock      Capital      (Deficit)       Equity
                                     ---------   ------   --------  ------   --------   -----------   -----------   -------------
BALANCES, JUNE 30, 2003              3,577,210   $3,578    547,500  $  547   $(20,832)  $ 5,109,343   $(1,600,407)  $   3,492,229

SIX MONTHS ENDED
DECEMBER 31, 2003 (UNAUDITED)
    Issuance of common stock for
         Preferred Conversion        5,025,000    5,025   (547,500)   (547)       --      2,602,263          --         2,606,741
    Preferred  stock dividend, 11.5%      --       --         --      --          --     (1,542,595)     (528,635)     (2,071,230)
    Net Income                            --       --         --      --          --           --         528,635         528,635
                                     ---------   ------   --------  ------   --------   -----------   -----------   -------------

BALANCES,
DECEMBER 31, 2003 (UNAUDITED)        8,602,210   $8,603       --    $ --     $(20,832)  $ 6,169,011   $(1,600,407)  $   4,556,375
                                     =========   ======   ========  ======   ========   ===========   ===========   =============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   Six Months Ended
                                                                      December 31,
                                                                   2003         2002
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net income                                                   $ 528,635    $ 490,548
    Adjustments to reconcile net Income to net cash
      flows from operating activities :
         Depreciation and amortization                             414,403      393,520
         Deferred income taxes                                     273,136      327,197
         Provision for bad debts                                    23,989        9,174
         Changes in operating assets and liabilities :
             Accounts receivable                                  (431,882)    (666,501)
             Inventories                                          (403,245)     213,461
             Prepaid expenses and other current assets              52,286       25,940
             Other assets                                          (83,620)      (2,369)
             Accounts payable                                      131,057     (414,703)
             Accrued expenses and other current liabilities        (63,851)    (220,972)
             Accrued expense - supplier                           (234,289)    (128,755)
             Deferred revenues                                     (54,432)    (106,356)
                                                                 ---------    ---------
                 Net cash flows from operating activities          152,187      (79,816)
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                           (102,610)    (112,895)
    Purchase of intangible assets                                     --        (94,609)
                                                                 ---------    ---------
                 Net cash flows from investing activities         (102,610)    (207,504)
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Note payable to bank, net                                      278,927      149,984
    Payments/Proceeds on short term debt, net                      (82,416)     146,276
    Payments on long term debt                                     (21,456)    (103,870)
    Net advances from officer                                      (25,000)     120,000
    Payments, loans from investors                                (200,000)        --
                                                                 ---------    ---------
                 Net cash flows from financing activities          (49,945)     312,390
                                                                 ---------    ---------

NET CHANGE IN CASH AND EQUIVALENTS                                    (368)      25,070

CASH AND EQUIVALENTS, BEGINNING OF YEAR                             66,467       42,180
                                                                 ---------    ---------

CASH AND EQUIVALENTS, END OF YEAR                                $  66,099    $  67,250
                                                                 =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                $ 217,589    $ 176,195
                                                                 =========    =========
    Issuance of common stock as dividend payment                 $ 704,950    $  43,556
                                                                 =========    =========
    Income taxes paid                                            $   8,626    $     248
                                                                 =========    =========
    Issuance of common stock for accrued interest on dividends   $  11,851    $    --
                                                                 =========    =========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to generally accepted accounting principles. Except for the June 30, 2003 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. You should read these financial statements in conjunction with the financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 2003. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

                                                    Three Months Ended             Six Months Ended
                                                        December 31,                  December 31,
                                                    2003           2002           2003           2002
                                                 -----------    -----------    -----------    -----------
Net income as reported                           $   303,370    $   257,528    $   528,635    $   490,548
   Less Preferred Stock Dividends                  1,913,824        157,407      2,071,230        314,813
                                                 -----------    -----------    -----------    -----------
Income(loss) applicable to common shareholders   $(1,610,454)   $   100,121    $(1,542,595)   $   175,735

Stock-based employee compensation expense        $   (19,006)   $      (533)   $   (27,937)   $    (8,112)
                                                 -----------    -----------    -----------    -----------
    under fair value method, net of related
    tax effects
Pro forma net income (loss)                      $(1,629,460)   $    99,588    $(1,570,532)   $   167,623
                                                 ===========    ===========    ===========    ===========

Income (loss) per share:
        Basic, as reported                       $     (0.45)   $      0.03    $     (0.43)   $      0.05
                                                 ===========    ===========    ===========    ===========
        Basic, pro forma                         $     (0.46)   $      0.03    $     (0.44)   $      0.05
                                                 ===========    ===========    ===========    ===========
             Diluted per share, as reported      $      --      $      0.03    $      --      $      0.05
                                                 ===========    ===========    ===========    ===========
             Diluted per share, pro forma        $      --      $      0.03    $      --      $      0.05
                                                 ===========    ===========    ===========    ===========

NOTE 4 – NOTE PAYABLE TO BANK :

We have an agreement with a lender under which we can borrow up to $3,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.75% over the lender’s base rate, are payable on demand and are collateralized by all assets of the company. As of December 31, 2003, $2,176,943 was outstanding under this line and the interest rate was 5.75%. The line of credit expires on October 31, 2006.

NOTE 5 – PREFERRED STOCK CONVERSION :

In November 2003, we initiated a voluntary Offer of Conversion, whereby preferred shareholders who accepted the offer waived their rights to unpaid dividends and interest on their preferred stock and they received ten shares of common stock for each preferred share tendered. 86% of the preferred shareholders tendered a total of 457,500 or 84% of the outstanding Series A preferred shares. The balance of the Series A preferred shares (90,000) were automatically converted to common stock at a rate of five shares of common stock for each preferred share, pursuant to the terms of the amended Certificate of Designation, which amendment was approved by a majority of the preferred shareholders. Those preferred shareholders whose preferred shares were converted at a rate of five to one will be paid their accrued and unpaid dividends.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The conversion of the preferred stock was accounted for according to EITF Topic No. D-42 as an Induced Conversion of Preferred Stock. Consequently, the fair value of the securities (ten shares of common stock) issued over the fair value of the securities issuable pursuant to the original conversion terms (five shares of common stock) less the accrued dividends and interest given up by the shareholders was subtracted from net earnings to arrive at net earnings available to common shareholders. The non-cash dividend for the three months ended December 31, 2003 was calculated as follows :

Fair value of securities issued (5,025,000 x $1.15)              $ 5,778,750
Less :
    Fair value of securities issuable pursuant to the original    (3,148,125)
        conversion terms (547,000 x 5 x $1.15)
    Value of accrued dividends waived                               (704,950)
    Value of accrued interest waived                                 (11,851)
                                                                 -----------

Non-cash preferred stock dividend                                $ 1,913,824
                                                                 ===========

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share :

                                                    Three Months Ended             Six Months Ended
                                                        December 31,                   December 31,
                                                     2003          2002           2003           2002
                                                 ------------   ----------   --------------   ----------

Numerator :
    Income (loss) applicable to
         common shareholders - basic             $ (1,610,454)  $  100,121   $   (1,542,595)  $  175,735
                                                 ============   ==========   ==============   ==========
    Income applicable to
         common shareholders - diluted           $       --     $  100,121   $         --     $  175,735
                                                 ============   ==========   ==============   ==========

Denominator :
    Denominator for basic earnings per share :
        Weighted average shares                     3,577,210    3,577,210        3,577,210    3,554,287
                                                 ------------   ----------   --------------   ----------

    Effect of dilutive securities
        Conversion of preferred stock
              to common                                  --           --               --           --
        Stock options and warrants                       --            227             --          1,071
                                                 ------------   ----------   --------------   ----------

    Denominator for diluted earnings
         per share                                  3,577,210    3,577,437        3,577,210    3,555,358
                                                 ============   ==========   ==============   ==========

    Earnings (loss) per share :
        Basic                                    $      (0.45)  $     0.03   $        (0.43)  $     0.05
                                                 ============   ==========   ==============   ==========

        Diluted                                  $       --     $     0.03   $         --     $     0.05
                                                 ============   ==========   ==============   ==========

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three and six months ended December 31, 2003 because the warrants’ exercise price was greater than the average market price of the common stock for those periods:

                                                         Three Months Ended        Six Months Ended
                                                            December 31,             December 31,
                                                         2003          2002        2003         2002
                                                      -----------   ---------   -----------   ---------

            Anti-dilutive warrants and options             --       3,382,979        --       3,382,979
                                                      ===========   =========   ===========   =========
The conversion of the Class A convertible preferred stock has been excluded from the computation of diluted earnings per share for the three and six months ended December 31, 2003 and 2002. Such conversion when taking into account the additional net income generated by the elimination of the dividend would be anti-dilutive.

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

Changes in accrued product warranty for the three and six months ended December 31, 2003 and 2002 are as follows:

                                                        Three Months Ended            Six Months Ended
                                                          December 31,                 December 31,
                                                      2003           2002           2003           2002
                                                  -----------    -----------    -----------    -----------
Warranty reserve at the beginning of the period   $   250,000    $   300,000    $   250,000    $   500,000

       Warranties accrued during the period           280,000        420,000        580,000        775,000
       Warranties settled during the period          (280,000)      (470,000)      (580,000)    (1,025,000)
                                                  -----------    -----------    -----------    -----------
Net change in warranty reserve                    $      --      $   (50,000)   $      --      $  (250,000)
                                                  -----------    -----------    -----------    -----------

Warranty reserve at December 31,                  $   250,000    $   250,000    $   250,000    $   250,000
                                                  ===========    ===========    ===========    ===========

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has filed a claim under its umbrella liability policy for the unreimbursed portion of the warranty expenses. The insurance carrier has denied coverage under the policy. We are evaluating all options available to us to appeal this decision.

Even though management believes that the recall is complete, the Company will continue to receive warranty claims associated with the recalled ink and other warranty expenses for products not sold under the recall. While the Company believes that the reserve should be adequate to resolve the remaining claims, it is possible that the warranty claims may exceed the accrual, and therefore differences, if any, will be expensed in future periods.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed September 15, 2003.

Results of Operations

For the Three and Six Months Ended December 31, 2003 and 2002

Sales.  Our consolidated sales for the three months ended December 31, 2003, as compared to the same period in 2002, increased approximately 10% to $4,417,483 from $4,023,556. The net increase in sales resulted from an increase in Media Sciences supply sales of approximately 19%, offset by a decrease in Cadapult sales of approximately 13%. Our consolidated sales for the six months ended December 31, 2003, as compared to the same period in 2002, increased approximately 7% to $8,033,001 from $7,512,706. The net increase in sales resulted from an increase in Media Sciences supply sales of approximately 24%, offset by a decrease in Cadapult sales of approximately 28%. The shift in sales from Cadapult to Media Sciences is to be expected as we focus on the higher margin growth opportunity in Media Sciences supplies.

Cost of Sales.  Our cost of sales for the three months ended December 31, 2003 were $2,132,869, as compared to $1,938,155 for the same period in 2002, both approximately 48% of sales. Our cost of sales for the six months ended December 31, 2003 were $3,747,506, as compared to $3,526,649 for the same period in 2002, again both approximately 47% of sales.

Selling, General and Administrative.  For the three months ended December 31, 2003 as compared to the same period in 2002, our selling, general and administrative expenses increased to $1,478,072 from $1,328,370, thus remaining at 33% of sales. For the six months ended December 31, 2003 as compared to the same period in 2002, our selling, general and administrative expenses increased to $2,788,823 from $2,533,851, or slightly up to 35% of sales from 34% of sales.

Depreciation and Amortization.  For the three months ended December 31, 2003 as compared to the same period in 2002, our depreciation expense increased slightly to $204,484 from $195,139. Amortization expense was $2,317 and $4,916 for the two periods respectively. For the six months ended December 31, 2003 as compared to the same period in 2002, our depreciation expense increased slightly to $409,770 from $383,688. Amortization of intangibles for the six months ending December 31, 2003 and 2002 was $4,633 and $9,832, respectively.

Interest Expense.  For the three months ended December 31, 2003 as compared to the same period in 2002, our interest expense decreased to $93,900 from $127,349. For the six months ended December 31, 2003 as compared to the same period in 2002, our interest expense decreased to $201,208 from $240,693. The decrease in interest expense can be attributed to the repayment of certain notes and the expiration of certain capital leases.

Income Taxes.  For the three months ended December 31, 2003, we recorded a current income tax expense of $45,653 and a deferred income tax expense of $156,818, as compared to a current income tax expense of $38,947 and a deferred income tax expense of $133,152 in 2002. For the six months ended December 31, 2003, we recorded a current income tax expense of $79,289 and a deferred income tax expense of $273,136, as compared to a current income tax expense of $73,867 and a deferred income tax expense of $253,578 in 2002. For all periods, we recorded the current income tax expense because of New Jersey’s two-year suspension of the use of net operating loss carry forwards.

Dividends.  For the three months ending December 31, 2003, we incurred a non-cash preferred stock dividend charge of $1,913,824 associated with the induced conversion of our preferred stock as described in Note 5 to the Financial Statements. For the six months ended December 31, 2003, we incurred a preferred stock dividend charge of $2,071,230.

Net Income (loss).  For the three month period ended December 31, 2003, we incurred a loss of $1,610,454, or $(0.45) per share, as compared to earning $100,121, or $0.03 per share basic and diluted, for the corresponding three month period ended December 31, 2002. For the six month period ended December 31, 2003, we incurred a loss of $1,542,595, or $(0.43) per share, as compared to earning $175,735, or $0.05 per share basic and diluted, for the corresponding six month period ended December 31, 2002. The losses for the three and six months ended December 31, 2003 are due to the non-cash dividend as described more fully in Note 5 to the Financial Statements.

Liquidity and Capital Resources

We experienced neutral cash flow for the six months ended December 31, 2003. Cash flows from operating activities resulted in positive cash flows of $152,187, primarily due to net income of $528,635, a non-cash charge of $414,403 for depreciation and amortization, $273,136 for deferred income taxes and an increase in accounts payable of $131,057, offset by an increase in accounts receivables of $431,882 and in inventories of $403,245 and a decrease in accrued supplier, deferred revenues and other accrued expenses and current liabilities of $352,572.

The cash we used in investing activities included the purchase of equipment in the amount of $102,610.

Cash used by financing activities included net debt payments of $49,945. We have an agreement with a lender under which we can borrow up to $3,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.75% over the lender’s base rate, are payable on demand and are collateralized by all assets of the Company. As of December 31, 2003, $2,176,943 was outstanding under this line. In December 2003, we repaid an aggregate of $225,000 to several individuals upon the maturation of one year notes carrying interest rates of 20-23%.

Inflation

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on its business in the future.

Seasonality

We anticipate that our cash flow from operations will be slightly better in the fall and winter months than in the spring and summer months due to the sales cycles associated with our Cadapult Graphic Systems subsidiary business. In the event that we are unable to generate sufficient cash flows from operations, we may be required to utilize other cash reserves, if any, or seek additional equity or debt financing to meet operating expenses, and there can be no assurance that there will be any other cash reserves or that additional financing will be available or, if available, on reasonable terms.

Forward Looking Statements

The foregoing management discussion and analysis contains forward-looking statements and information that are based on our management’s beliefs, as well as assumptions made by, and information currently available to, our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including our continuing ability to obtain additional financing, dependence on contracts with suppliers, competitive pricing for our products, demand for our products which depends upon the condition of the computer industry, and the effects of increased indebtedness as a result of our business acquisitions. Except for the historical information contained in this new release, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from management’s current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

In March 2000, we completed a private placement of 550,000 units of our securities, which included shares of preferred stock, to accredited investors in transactions deemed to be exempt under Section 4(2) of the Securities Act and under Rule 506 of Regulation D promulgated under the Securities Act. On December 31, 2003, we concluded an exchange offer with our preferred stockholders through which they had an opportunity to exchange each of their preferred shares for 10 shares of our common stock. Preferred shareholders who accepted the offer waived their rights to unpaid dividends and interest on their preferred stock. Preferred shareholders tendered a total of 457,500 preferred shares, representing 84% of the outstanding preferred shares, in exchange for a total of 4,575,000 shares of common stock. Pursuant to the terms of the certificate of designation for our preferred stock, the other 90,000 preferred shares outstanding were converted into 450,000 shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on December 11, 2003. Stockholders of record of our common stock as of the close of business on October 24, 2003 were entitled to vote. On the record date, there were 3,577,210 shares of common stock outstanding. The matters voted upon at the meeting and the voting results were:

o	Proposal 1 – the election of seven members to the Board of Directors, Michael W. Levin, Frances Blanco, Paul C. Baker, Edwin Ruzinsky, Donald Gunn, Henry Royer, and Sagiv Shiv, to serve until the next annual meeting: 2,878,072 votes were cast for the proposal, with no votes against and 5,500 votes withheld. 5,650 eligible votes did not cast a vote on the proposal.

o	Proposal 2 – the ratification of the selection of Wiss & Company, LLP as our independent certified public accountants for the fiscal year ending June 30, 2004 until new accountants are selected: 2,887,222 votes were cast for the proposal, with no votes against and 2,000 votes abstained.

o	Proposal 3 – the ratification of the issuance of up to an additional 4,022,522 shares of common stock underlying series A preferred stock, for AMEX additional share listing purposes: 2,190,742 votes were cast for the proposal, with 60,463 votes against and 2,100 votes abstained. 635,719 eligible votes did not cast a vote on the proposal.

o	Proposal 4 – the ratification of the issuances of employment-issued stock options for 925,000 shares of common stock, for AMEX additional share listing purposes: 2,167,351 votes were cast for the proposal, with 62,913 votes against and 23,041 votes abstained. 635,719 eligible votes did not cast a vote on the proposal.

In December 2003, we filed a certificate of amendment to our preferred share certificate of designation, approved by a majority of our preferred shareholders, which provides for automatic conversion of preferred shares into common shares if less than a majority of the originally issued preferred shares becomes outstanding.

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: February 12, 2004	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: February 12, 2004	By: /s/ Denise Hawkins Denise Hawkins Vice President and Controller (Principal Financial Officer)