Form 10QSB
period 2004-03-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2004-05-12
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number: 0-21853

MEDIA SCIENCES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0475073 (I.R.S. Employer Identification No.)

40 Boroline Road, Allendale, New Jersey 07401
(Address of principal executive offices)

(201) 236-9311
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 3, 2004, the issuer had 8,602,210 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [  ] NO [X]

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2004

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31,        June 30,
                                                                   2004             2003
                                ASSETS                          (Unaudited)
                                ------                          ------------    ------------

CURRENT ASSETS :
    Cash                                                        $    112,053    $     66,467
    Accounts receivable, less allowance for
        doubtful accounts of $35,000                               2,262,353       1,841,060
    Inventories                                                    1,786,677       1,089,809
    Deferred income taxes                                            583,728       1,000,000
    Prepaid expenses and other current assets                        265,200         173,050
                                                                ------------    ------------
        Total Current Assets                                       5,010,011       4,170,386
                                                                ------------    ------------

PROPERTY AND EQUIPMENT, NET                                          940,472       1,362,734
                                                                ------------    ------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                      4,470,827       4,478,190
    Deferred income taxes                                               --            47,315
    Other assets                                                      51,449          58,102
                                                                ------------    ------------
                                                                   4,522,276       4,583,607
                                                                ------------    ------------

TOTAL ASSETS                                                    $ 10,472,759    $ 10,116,727
                                                                ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
    Bank line of credit                                         $  2,247,606    $  1,779,862
    Short-term debt and current maturities of long-term debt          46,215         405,256
    Accounts payable                                               1,977,660       1,340,257
    Accrued expenses and other current liabilities                    95,951         258,512
    Income taxes payable                                              95,309         131,425
    Accrued product warranty                                         250,000         250,000
    Accrued expense - supplier                                        90,344         448,952
    Dividends payable                                                   --           699,919
    Loan from investors                                                 --           200,000
    Loan from officer                                                255,000         280,000
    Deferred revenue                                                 165,401         196,234
                                                                ------------    ------------
        Total Current Liabilities                                  5,223,486       5,990,417
                                                                ------------    ------------

OTHER LIABILITIES :
    Long-term debt, less current maturities                            7,332          39,081
    Loan from investors                                              400,000         400,000
    Loan from officer                                                195,000         195,000
                                                                ------------    ------------
        Total Other Liabilities                                      602,332         634,081
                                                                ------------    ------------

TOTAL LIABILITIES                                                  5,825,818       6,624,498
                                                                ============    ============

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value,
       Authorized 1,000,000 shares; issued none in March,
       547,500 in June                                                  --               547
    Common Stock, $.001 par value,
       Authorized 20,000,000 shares; issued  8,602,210 shares
       in March, 3,577,210 shares in June                              8,603           3,578
    Additional paid-in capital                                     6,131,526       5,109,343
    Cost of 10,564 shares of common stock in treasury                (20,832)        (20,832)
    Accumulated deficit                                           (1,472,356)     (1,600,407)
                                                                ------------    ------------
        Total Shareholders' Equity                                 4,646,941       3,492,229
                                                                ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 10,472,759    $ 10,116,727
                                                                ============    ============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         Three Monts Ended             Nine Months Ended
                                                             March 31                       March 31
                                                        2004           2003           2004            2003
                                                    ------------   ------------   ------------    ------------

NET SALES                                           $  4,874,606   $  3,665,763   $ 12,907,606    $ 11,178,469
                                                    ------------   ------------   ------------    ------------

COST OF GOODS:
    Cost of sales, excluding depreciation              2,567,609      1,681,447      6,315,116       5,208,097
    Depreciation                                         118,754        135,750        403,571         391,944
                                                    ------------   ------------   ------------    ------------
        Total cost of goods                            2,686,363      1,817,197      6,718,687       5,600,041
                                                    ------------   ------------   ------------    ------------

GROSS PROFIT                                           2,188,243      1,848,566      6,188,919       5,578,428
                                                    ------------   ------------   ------------    ------------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative                1,817,619      1,356,297      4,606,442       3,890,148
    Depreciation and amortization                         61,909         65,886        191,495         203,212
                                                    ------------   ------------   ------------    ------------
        Total other costs and expenses                 1,879,528      1,422,183      4,797,937       4,093,360
                                                    ------------   ------------   ------------    ------------

INCOME FROM OPERATIONS                                   308,715        426,383      1,390,982       1,485,068

INTEREST EXPENSE, NET                                     95,298        101,043        296,506         341,736
                                                    ------------   ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                               213,417        325,340      1,094,476       1,143,332
                                                    ------------   ------------   ------------    ------------

INCOME TAXES (CREDITS) :
    Current                                               19,214         30,781        (25,797)        104,648
    Deferred                                              66,152        100,855        463,587         354,433
                                                    ------------   ------------   ------------    ------------
        Total income taxes                                85,366        131,636        437,790         459,081
                                                    ------------   ------------   ------------    ------------

NET INCOME
                                                         128,501        193,704        656,686         684,251

PREFERRED STOCK DIVIDENDS AND CHARGE FOR INDUCED
CONVERSION                                                  --          157,406      2,071,230         472,219
                                                    ------------   ------------   ------------    ------------

NET INCOME (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS                                        $    128,501   $     36,298   $ (1,414,544)   $    212,032
                                                    ============   ============   ============    ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       8,602,210      3,577,210      5,252,210       3,561,928
                                                    ============   ============   ============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                            8,691,117      3,577,210      5,252,210       3,562,672
                                                    ============   ============   ============    ============

BASIC AND DILUTED NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS                                 $       0.01   $       0.01   $      (0.27)   $       0.06
                                                    ============   ============   ============    ============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

                                                                              Additional                                 Total
                                      Preferred Stock       Common Stock       Paid-in      Treasury    Accumulated   Shareholders'
                                     -----------------   ------------------
                                      Shares    Amount    Shares     Amount     Capital       Stock       Deficit       Equity
                                     --------   ------   ---------   ------   -----------   --------    -----------    -----------
BALANCES, JUNE 30, 2003               547,500   $3,578   3,577,210   $3,578   $ 5,109,343   $(20,832)   $(1,600,407)   $ 3,492,229

    Issuance of common stock
        for preferred conversion     (547,500)   5,025   5,025,000    5,025     2,564,778        --            --        2,569,256
    Preferred stock Dividend, 11.5%      --       --          --       --      (1,542,595)       --        (528,635)    (2,071,230)
    Net income                           --       --          --       --            --          --         656,686        656,686
                                     --------   ------   ---------   ------   -----------   --------    -----------    -----------
BALANCES, MARCH 31, 2004                 --       --     8,602,210   $8,603   $ 6,131,526   $(20,832)   $(1,472,356)   $ 4,646,941
                                     ========   ======   =========   ======   ===========   ========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                                 2004         2003
                                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net income                                                                 $ 656,686    $ 684,251
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities :
         Depreciation and amortization                                           595,066      595,156
         Deferred income taxes                                                   463,587      354,433
         Provision for bad debts                                                  37,527         --
         Changes in operating assets and liabilities :
             Accounts receivable                                                (458,820)    (851,574)
             Inventories                                                        (696,868)     131,470
             Prepaid expenses and other current assets                           (92,150)     (21,870)
             Other assets                                                          6,653       (2,369)
             Accounts payable                                                    637,403     (631,827)
             Income taxes payable                                               (124,299)     102,900
             Accrued expenses and other current liabilities                      (86,411)      60,856
             Accrued product warranty                                               --       (250,000)
             Accrued expense - supplier                                         (358,608)    (197,980)
             Deferred revenue                                                    (30,833)     (67,312)
                                                                               ---------    ---------
                 Net cash provided by (used in) operating activities             548,933      (93,866)
                                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                         (165,441)    (201,321)
    Purchase of intangible assets                                                   --        (94,609)
                                                                               ---------    ---------
                 Net cash used in investing activities                          (165,441)    (295,930)
                                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank line of credit, net                                                     467,744       90,947
    Payments of debt                                                            (390,790)    (140,789)
    Debt proceeds                                                                   --        361,071
    Loan from officer                                                            (25,000)     120,000
    Payments on loans from investors                                            (200,000)        --
    Dividends paid                                                              (152,375)        --
    Costs of issuance of common stock                                            (37,485)        --
                                                                               ---------    ---------
                 Net cash provided by (used in) financing activities            (337,906)     431,229
                                                                               ---------    ---------

NET INCREASE IN CASH
                                                                                  45,586       41,433

CASH, BEGINNING OF PERIOD                                                         66,467       42,180
                                                                               ---------    ---------

CASH, END OF PERIOD                                                            $ 112,053    $  83,613
                                                                               =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                              $ 319,683    $ 263,838
                                                                               =========    =========
    Income taxes paid                                                          $  10,431    $     998
                                                                               =========    =========
    Issuance of common stock as dividend payment                               $ 704,950    $  43,556
                                                                               =========    =========
    Issuance of common stock for accrued interest on dividends                 $  11,851    $    --
                                                                               =========    =========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. Except for the June 30, 2003 consolidated balance sheet, the consolidated financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim consolidated financial statements are of a normal recurring nature. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto and the report of independent accountants included in our Annual Report on Form 10-KSB for the year ended June 30, 2003. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – NATURE OF BUSINESS :

We are engaged in the business of manufacturing and distributing supplies for workgroup or business color printers. Our products include solid ink sticks, color toner cartridges and other consumable items. We distribute our products through an international network of dealers and distributors. We also sell directly to end-users through programs designed to foster our supplies business.

NOTE 3 – STOCK-BASED COMPENSATION PROFORMA DISCLOSURE :

The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income (loss) and earnings (loss) per share disclosures as well as various other disclosures. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (FAS 148). Because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized under APB 25.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123 and FAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123.

The fair value of options granted in fiscal 2004 and 2003 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 3.83 to 6.0%, dividend yield of 0.0%, volatility of 74% in 2004 and 72% in 2003, and a weighted-average expected life of the options of five years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

                                                               Three Months Ended             Nine Months Ended
                                                                     March 31,                    March 31,
                                                               2004           2003           2004           2003
                                                            -----------    -----------    -----------    -----------
          Net income as reported                            $   128,501    $   193,704    $   656,686    $   684,251
             Less preferred stock dividends                        --          157,406      2,071,230        472,219
                                                            -----------    -----------    -----------    -----------
          Income (loss) applicable to common shareholders   $   128,051    $    36,298    $(1,414,544)   $   212,032

          Stock-based employee compensation expense
              under fair value method, net of related
              tax effects                                       (13,204)        (7,201)       (30,387)       (15,313)
                                                            -----------    -----------    -----------    -----------
          Pro forma net income (loss)                       $   114,847    $    29,097    $(1,444,931)   $   196,719
                                                            -----------    -----------    -----------    -----------

          Income (loss) per share:
                  Basic and diluted, as reported            $      0.01    $      0.01    $     (0.27)   $      0.06
                                                            ===========    ===========    ===========    ===========
                  Basic and diluted, pro forma              $      0.01    $      0.01    $     (0.28)   $      0.06
                                                            ===========    ===========    ===========    ===========

NOTE 4 – BANK LINE OF CREDIT :

We have an agreement with a lender under which we can borrow up to $3,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.75% over the lender’s base rate, are payable on demand and are collateralized by all of the assets of the Company. As of March 31, 2004, $2,247,606 was outstanding under this line and the interest rate was 5.75%. The line of credit expires on October 31, 2006.

NOTE 5 – PREFERRED STOCK CONVERSION :

In November 2003, we initiated a voluntary Offer of Conversion, whereby preferred shareholders who accepted the offer waived their rights to unpaid dividends and interest on their preferred stock and they received ten shares of common stock for each preferred share tendered. 86% of the preferred shareholders tendered a total of 457,500, or 84% of the outstanding, Series A preferred shares. The balance of the Series A preferred shares (90,000) were automatically converted to common stock at the rate of five shares of common stock for each preferred share, pursuant to the terms of the amended Certificate of Designation, which amendment was approved by a majority of the preferred shareholders. Those preferred shareholders whose preferred shares were converted at the rate of five to one were paid their accrued and unpaid dividends.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The conversion of the preferred stock was accounted for according to EITF Topic No. D-42 as an Induced Conversion of Preferred Stock. Consequently the fair value of the securities (ten shares of common stock) issued over the fair value of the securities issuable pursuant to the original conversion terms (five shares of common stock) less the accrued dividends and interest given up by the shareholders was subtracted from net income to arrive at net loss applicable to common shareholders. The non-cash dividend included in the preferred stock dividends for the nine months ended March 31, 2004 was calculated as follows :

                  Fair value of securities issued (5,025,000 x $1.15)                    $ 5,778,750
                  Less :
                      Fair value of securities issuable pursuant to the original          (3,148,125)
                          conversion terms (547,500 x 5 x $1.15)
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
                                                                                         ===========

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental dilutive shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings (loss) per share :

                                                   Three Months Ended        Nine Months Ended
                                                        March 31,                March 31,
                                                    2004        2003         2004           2003
                                                 ----------   ---------   -----------    ----------

          Numerator :
              Income (loss) applicable to
                  common shareholders - basic
                  and diluted                    $  128,501   $  36,298   $(1,414,544)   $  212,032
                                                 ==========   =========   ===========    ==========
          Denominator :
              Denominator for basic earnings
                  per share :
                  Weighted average shares         8,602,210   3,577,210     5,252,210     3,561,928
                                                 ----------   ---------   -----------    ----------

              Effect of dilutive securities -
                  stock options and warrants         88,907        --            --             744
                                                 ----------   ---------   -----------    ----------

              Denominator for diluted earnings
                  per share                       8,691,117   3,577,210     5,252,210     3,562,672
                                                 ==========   =========   ===========    ==========

              Earnings (loss) per share :
                 Basic                           $     0.01   $    0.01   $     (0.27)   $     0.06
                                                 ==========   =========   ===========    ==========
                 Diluted                         $     0.01   $    0.01   $     (0.27)   $     0.06
                                                 ==========   =========   ===========    ==========

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following warrants and options to purchase common stock were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended March 31, 2004 because they were anti-dilutive for those periods:

                                                  Three Months Ended       Nine Months Ended
                                                      March 31,                March 31,
                                                   2004        2003        2004        2003
                                                 ---------   ---------   ---------   ---------

            Anti-dilutive warrants and options   2,727,373   3,382,979   2,426,873   3,388,235
                                                 =========   =========   =========   =========
The conversion of the Class A convertible preferred stock has been excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2004. Such conversion, when taking into account the additional income applicable to common shareholders generated by the elimination of the dividend, would be anti-dilutive.

NOTE 7 – RECALL AND WARRANTY EXPENSES:

The Company provides a warranty for all of its consumable supply products. The Company’s warranty stipulates that the Company will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Factors that may affect the warranty include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. These expenses are classified as selling, general and administrative costs.

Changes in accrued product warranty for the three and nine months ended March 31, 2004 and 2003 are as follows:

                                                                    Three Months Ended             Nine Months Ended
                                                                          March 31,                    March 31,
                                                                    2004           2003           2004           2003
                                                                -----------    -----------    -----------    -----------

            Warranty reserve at the beginning of the period     $   250,000    $   250,000    $   250,000    $   500,000
                                                                -----------    -----------    -----------    -----------

                   Warranties accrued during the period             390,000        280,000        970,000      1,055,000
                   Warranties settled during the period            (390,000)      (280,000)      (970,000)    (1,305,000)
                                                                -----------    -----------    -----------    -----------
            Net change in warranty reserve                             --             --             --         (250,000)
                                                                -----------    -----------    -----------    -----------

            Warranty reserve at March 31                        $   250,000    $   250,000    $   250,000    $   250,000
                                                                ===========    ===========    ===========    ===========
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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has filed a claim under its umbrella liability policy for the unreimbursed portion of the warranty expenses associated with the recall in January 2002. The insurance carrier has denied coverage under the policy, and filed suit for a declaratory judgement seeking to rescind the policy or in the alternative to have the court declare that the insurance company has no obligation to indemnify the Company for these claims. The Company has filed an answer and counterclaim in this matter.

Even though management believes that the recall is complete, the Company will continue to receive warranty claims associated with the recalled ink and other warranty expenses for products sold and not under the recall. While the Company believes that the reserve should be adequate to resolve the remaining claims, it is possible that the warranty claims may exceed the accrual and, therefore, differences, if any, will be expensed in future periods.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB for the year ended June 30, 2003, filed September 15, 2003.

Results of Operations

For the Three and Nine Months Ended March 31, 2004 and 2003

Sales.  Our consolidated sales for the three months ended March 31, 2004 as compared to the same period in 2003, increased approximately 33% to $4,874,606 from $3,665,763. The net increase in sales resulted from an increase in Media Sciences supply sales of approximately 52% offset by a decrease in Cadapult sales of approximately 10%. Our consolidated sales for the nine months ended March 31, 2004 as compared to the same period in 2003, increased approximately 15% to $12,907,606 from $11,178,469. The net increase in sales resulted from an increase in Media Sciences supply sales of approximately 25% offset by a decrease in Cadapult sales of approximately 22%. The shift in sales from Cadapult to Media Sciences is to be expected as we focus on the higher margin growth opportunity in Media Sciences' supplies.

Cost of Goods.  Our cost of goods for the three months ended March 31, 2004 was $2,686,363 as compared to $1,817,197 for the same period in 2003, or approximately 55% and 50% of sales respectively. Our cost of goods for the nine months ended March 31, 2004 was $6,718,687 as compared to $5,600,041 for the same period in 2003, or approximately 52% and 50% of sales, respectively. Cost of goods for the period ending March 31, 2004 increased due to a shift in product sales mix in our toner line.

Selling, General and Administrative.  For the three months ended March 31, 2004, compared to the same period in 2003, our selling, general and administrative expenses increased to $1,817,619 from $1,356,297, thus each remaining at 37% of sales. For the nine months ended March 31, 2004 as compared to the same period in 2003, our selling, general and administrative expenses increased to $4,606,442 from $3,890,148, or slightly up to 36% of sales from 35% of sales. We have increased our product development and marketing expenditures to increase the pace of product introduction and market penetration. During the three months ended March 31, 2004, we introduced seven new product lines. We expect to introduce up to four more new product lines over the next nine months. Consequently we will continue to make marketing and product development expenditures to support these new product introductions.

Depreciation and Amortization.  For the three months ended March 31, 2004 as compared to the same period in 2003, our depreciation expense decreased slightly to $180,663 from $201,636. Amortization expense was $2,292 and $3,153 for the two periods, respectively. For the nine months ended March 31, 2004 as compared to the same period in 2003, our depreciation expense remained unchanged at just over $595,000. Amortization of intangibles for the nine months ended March 31, 2004 and 2003 was $6,926 and $12,985, respectively.

Interest Expense.  For the three months ended March 31, 2004 as compared to the same period in 2003, our interest expense decreased to $95,298 from $101,043. For the nine months ended March 31, 2004 as compared to the same period in 2003 our interest expense decreased to $296,506 from $341,736. The decrease in interest expense can be attributed to the repayment of certain notes and the expiration of certain capital leases.

Income Taxes.  For the three months ended March 31, 2004, we recorded a current income tax expense of $19,214 and a deferred income tax expense of $66,152 as compared to a current income tax expense of $30,781 and a deferred income tax expense of $100,855 in 2003. For the nine months ended March 31, 2004, we recorded a current income tax credit of $25,797 and a deferred income tax expense of $463,587 as compared to a current income tax expense of $104,648 and a deferred income tax expense of $354,433 in 2003. For all periods, we recorded the current income tax expense because of New Jersey’s two-year suspension of the use of net operating loss carry-forwards. For all periods presented, our effective tax rate was approximately 40%.

Dividends.  or the three months ended March 31, 2004, we incurred no dividend charges or expenses. For the nine months ended March 31, 2004 we incurred a preferred stock dividend charge of $2,071,230 including the $1,913,824 non-cash preferred stock dividend and induced conversion charge, as described more fully in Note 5 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Applicable to Common Stock.  For the three month period ended March 31, 2004, we earned $128,501 or $0.01 per share, basic and diluted, as compared to earnings of $36,298 or $0.01 per share basic and diluted for the corresponding three month period ended March 31, 2003. For the nine month period ended March 31, 2004, we incurred a loss of $1,414,544 after preferred stock dividends or $(0.27) per share basic and diluted, as compared to earnings of $212,032 after preferred stock dividends or $0.06 per share basic and diluted for the corresponding nine month period ended March 31, 2003. The loss for the nine months ended March 31, 2004 is due to the non-cash dividend and induced conversion charge as described more fully in Note 5 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We experienced positive cash flow for the nine months ended March 31, 2004. Cash flows from operating activities were $548,933 primarily due to net income of $656,686, a non cash charge of $595,066 for depreciation and amortization, $463,587 for deferred income taxes and an increase in accounts payable of $637,403 offset by increases in accounts receivable of $458,820, in inventories of $696,868 and in prepaid expenses and other current assets of $92,150 and a decrease in accrued supplier expenses, income taxes payable, deferred revenue and other accrued expenses and current liabilities of $600,151. Our inventory levels are increasing due to the increase in products in our product line, growing sales and the long lead time from Asian suppliers.

The cash we used in investing activities included the purchase of equipment in the amount of $165,441.

Cash used in financing activities included net debt payments of $148,046, payments of accrued dividends of $152,375 and payment of expenses associated with the issuance of common stock of $37,485. We have an agreement with a lender under which we can borrow up to $3,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.75% over the lender’s base rate, are payable on demand and are collateralized by all assets of the Company. As of March 31, 2004, $2,247,606 was outstanding under this line. In December 2003, we repaid an aggregate of $225,000 to several individuals upon the maturity of one year notes carrying interest rates of 20%-23%. In January 2004, we paid the balance in the amount of $250,000 on the 13% note due to UltraHue. In January 2004, our President, Michael W. Levin, voluntarily reduced the interest rate on one of his two loans to us to 10%. Both of these loans now carry a 10% interest rate. We are in discussions with our bank and several individuals to reduce the interest rate due on $400,000 of notes that mature in June of 2005 from 20% to 10%.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In response to an action by one of our insurers who is seeking to resist payment of a claim we filed for payment under an umbrella policy, we are counterclaiming for money damages for breach of contract, in which we allege the insurer’s failure to pay on the claimed coverage. On or about January 16, 2004, Royal Insurance Company of America filed an action against us and our subsidiary, Media Sciences, Inc., before the United States District Court for the District of New Jersey. We provide our customers a warranty for all of our consumable supply products, and in January 2002, we recalled solid ink products manufactured between May 2001 and January 2002, when it was discovered that use of solid ink sticks manufactured during that time period could cause printer reliability issues. We have maintained commercial property and liability insurance, including umbrella insurance coverage, policies issued by Royal Insurance. In 2003, we filed a claim under our umbrella liability policy for the unreimbursed portion of the warranty expenses associated with the recall in January 2002. The insurance carrier has denied coverage under the policy, and filed suit for a declaratory judgement seeking to rescind the policy or in the alternative to have the court declare that the insurance company has no obligation to indemnify us for these claims. In March 2004, we submitted our answer with counterclaims seeking declaratory relief that we are entitled to coverage under the umbrella policies, and monetary damages for breach of contract.

ITEM 2. CHANGES IN SECURITIES

In March 2000, we completed a private placement of 550,000 units of our securities, which included shares of preferred stock, to accredited investors in transactions deemed to be exempt under Section 4(2) of the Securities Act and under Rule 506 of Regulation D promulgated under the Securities Act. On December 31, 2003, we concluded an exchange offer with our preferred stockholders through which they had an opportunity to exchange each of their preferred shares for 10 shares of our common stock. Preferred shareholders also voted upon an amendment to the preferred stock certificate of designation providing for automatic conversion if less than a majority of the originally issued preferred stock became outstanding. Preferred shareholders tendered a total of 457,500 preferred shares, representing 84% of the outstanding preferred shares, in exchange for a total of 4,575,000 shares of common stock. Preferred shareholders who accepted the offer waived their rights to unpaid dividends and interest on their preferred stock. Pursuant to the terms of the certificate of designation for our preferred stock, as amended, the other 90,000 preferred shares outstanding were converted into 450,000 shares of common stock and subsequently were paid accrued interest. One former preferred shareholder, who owned 50,000 preferred shares and did not accept the Offer of Conversion of Preferred Stock, has stated objections to the structure of the exchange offer and consent solicitation and threatened to institute litigation. No legal action has yet been instituted against us in this regard. While we believe the Company has valid defenses to such litigation, we can make no assurances about the outcome or costs of such litigation, if it is instituted.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 11*	Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
Exhibit 32.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
_____
* Filed herewith.

(b)   Reports on Form 8-K.

None.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: May 12, 2004	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: May 12, 2004	By: /s/ Denise Hawkins Denise Hawkins Vice President and Controller (Principal Financial Officer)