Form 10KSB
period 2004-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2004-09-28
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year: $17,073,751.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on September 10, 2004 was $12,400,698.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of September 10, 2004, we had 9,932,210 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES [  ] NO [X]

MEDIA SCIENCES INTERNATIONAL, INC.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Our Organization History

We are a Delaware corporation named Media Sciences International, Inc. Our web site address is www.mediasciences.com.

We originally incorporated under the laws of the State of Utah on August 11, 1983 under the name Communitra Energy, Inc. On July 16, 1985, we amended our articles of incorporation to change our name to Seafoods Plus, Ltd. We did not engage in any substantive business activity from approximately 1988 to June 18, 1998.

On June 18, 1998, we acquired Cadapult Graphic Systems Inc., a privately-held New Jersey corporation formed on May 1, 1987 engaged in the business of providing of computer graphics systems, peripherals, supplies and services to visual communicators and graphics professionals, in a transaction viewed as a reverse acquisition.

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

On April 26, 2002, we formed Cadapult Graphic Systems, Inc., as a wholly-owned New Jersey subsidiary, for selling supplies directly to certain end users.

We are presently organized with two operating subsidiaries: Media Sciences, Inc. and Cadapult Graphic Systems, Inc. Media Sciences International, Inc., as a parent corporation, does not engage in substantive independent business operations. We conduct substantially all of our operations through our subsidiaries.

As of September 20, 2004, we had 9,932,210 shares of common stock issued and outstanding. and no preferred shares outstanding.

We have not been subject to bankruptcy, receivership or any similar proceedings.

Our Business

We are a manufacturer of supplies for business color printers. We operate through two wholly-owned subsidiaries.

Our wholly-owned subsidiary, Media Sciences, Inc., manufactures and distributes printer supplies, including solid ink sticks and toner cartridges for use in Tektronix, Xerox, QMS-Minolta, Epson, Ricoh and other color printers. We intend to grow this business through an expansion of our product line, expansion of our distribution channels, through our INKlusive free color printer program and through demand creation marketing activities. While we primarily sell our supplies through an international distribution channel, we also sell supplies directly to certain end users through our INKlusive program.

Our wholly-owned subsidiary, Cadapult Graphic Systems, Inc., sells supplies directly to certain end users through our INKlusive color printer program and to those with whom we have a historical relationship.

Operating Strategy

We have a strategic objective of becoming the leading independent manufacturer of supplies for digital color business printers. We intend to achieve this objective through an expansion of our product line, through brand development, an expansion of our distribution network and through marketing programs.

The opportunity to sell Media Sciences supplies exists in the installed base of workgroup, or business, color printers. The installed base are those color printers used by organizations of all sizes. Almost all of these organizations are using the printer manufacturers’ supplies, such as Tektronix, Xerox or QMS. We believe that as color printers become more commonplace in the office environment, a subset of these users will seek alternative supplies to the printer manufacturers’ brands, primarily as a way to reduce the cost of ownership of their color printers. If we look at the color market as being analogous to the monochrome printer and supply market, we believe an opportunity exists for alternate supply manufacturers to achieve a 20-25% market share in the aggregate. Our objective is to be the leader within this market space by providing high quality, less expensive color printer supplies through the same distribution channels used for selling the printer manufacturers’ supplies.

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

Principal Products and Services and Programs

Products

Solid Ink Sticks. We manufacture and distribute solid ink sticks for use in the Xerox/Tektronix Phaser 340, 350, 360, 840, 850, 860, 8200 and Phaser 8400 color printers. Our ink is sold under the Media Sciences brand, and under the ‘house’ brands of several of our customers. We offer flexible, custom packaging to meet the needs of those distribution partners. Our solid ink is typically sold to organizations at prices that are 20% to 50% less than those of the Xerox/Tektronix brand.

Toner Cartridges. We manufacture toner cartridges for use in Tektronix, Xerox, QMS-Minolta, Epson, and Ricoh color pinters. We offer two lines of toner cartridges: Premium color toner cartridges and our Clearcase line of toner cartridges. As with our ink, our toner cartridges are sold under the Media Sciences brand and under the house brands of our distributors. We plan to expand our toner cartridges offerings both within the above lines of color printers and to other color printer manufacturers as well.

o	Premium Color Toner Cartridges — Our Premium Color Toner Cartridge line of toner cartridges includes toner cartridges for Xerox/Tektronix Phaser 1235, 2135, 7300 and 6200 color printers, QMS-Minolta 3100 and Epson C4000 color printers. These are new cartridges offered at a discount to those of Xerox.

o	Clearcase — Our Clearcase line of toner cartridges are for use in Xerox/Tektronix Phaser 560, 740, 750, 780, 790 and 7700 color printers, QMS Magicolor 330 and Ricoh 3800 color printers. These are newly manufactured toner cartridges, featuring a unique clear case, allowing the user to see the colored toner within the cartridges. These cartridges are offered at a discount of up to 30% to the prices of the printer manufacturers.

Sales Programs

INKlusive.   Our INKlusive color printer program provides a customer with a workgroup color printer, on-site service and a box of ink, all for the cost of just the ink itself. It is truly a free color printer program. Consequently, the INKlusive program provides the customer with one of the lowest cost of ownerships of a business color printer in the industry today.

There are currently two versions of the program, one at $99 per month and the other at $199 per month. Under the $199 program the customer receives twice the ink and a printer with more features. The $99 program is targeted at the new color printer user or to those who are tired of using slow and expensive ink-jet printers. The program requires a 24 month commitment, and upon successful completion of the program, the printer is the customer’s to keep at no additional charge.

The INKlusive program is targeted at small businesses, education, not-for-profits and real estate agents and brokers. The program is advanced by our channel partners who receive a commission for each unit placed, and are encouraged to sell additional Media Sciences supplies to the customer.

Media Sciences offers this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer.

No-Cap Color.   Our No-Cap Color program provided a customer with one or more workgroup color printers, at no charge, in return for a monthly or bi-monthly commitment to purchase certain Media Sciences supplies from us. We offered several printers under this program, including two business printers, one solid ink, one laser, and one graphic arts printer. These printers had retail values of up to $6,000 and included service throughout the duration of the program. We targeted the broad corporate market with this program, as well as certain vertical markets. The printer remained the property of Media Sciences or its assignees at all times.

Printers for our No-Cap Color program were purchased outright and/or leased to us by third party leasing companies. We have discontinued new unit placements under the No-Cap program in favor of INKlusive program placements. We expect to continue to generate revenues from the existing No-Cap printer base for at least one year.

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

Industry and Market Overview

The office environment has been dominated by monochrome (black and white) printers and color monitors. Over the past several years color printers have been introduced to the office for high impact communications where color presentation was critical. Today, the production of color documents in the office is less the exception and more the norm, and with many favorable market drivers, the use of color documents is expected to grow.

The adoption of color in the office has been facilitated by lower technology costs of acquisition such as sub-$1000 color laser printers along with increased print speeds and reliability. In addition to the technology, favorable market dynamics support the use of office color printers. Primary contributors are the use of internet, which has broadened the acceptance of color communication, and the “distribute and print” model, where digital document delivery is enhanced with localized printing as a way to shorten turn around times and reduce production costs.

Growth in the installed base of color laser printers has accelerated in recent years with a 15% year over year unit growth in 2001, 23% in 2002 and 49% in 2003 (source: IDC Research; Bear Stearns 2003). In addition, worldwide sales of color laser printers is expected to grow at a CAGR (compound annual growth rate) of more than 25% in the period 2002-2007 from 800,000 units in 2002 to 2.7 million units in 2007 (source: Lyra Research December 2003 Imaging Spectrum Magazine). To compliment the growth of the color printer installed base, the production of color pages is growing. Impressions produced on digital color production printers are expected to grow from 11 billion in 2001 to 54 billion in 2006 (source: Xerox Corporation News Release November 24, 2003).

As a result of the increasing installed base and incremental page production, there is an increase in the usage of supplies. Lyra Research estimates worldwide shipments of color cartridges will increase at a CAGR of nearly 32% from 20.6 million to 61.8 million over the period of 2003- 2007 (source: Lyra Research December 2003 Imaging Spectrum Magazine). Lyra also forecasts that laser cartridge sales will outpace the sales of ink cartridges this year (source: News Release Image Source Magazine May 2004).

Today, the dominant providers of color printer supplies are the printer manufacturers themselves. These manufacturers reduce the cost of the printer hardware to gain market share, in an effort to capture the recurring profitable revenue stream of supplies. There is little competition to this source of supplies. Organizations will have to manage the increasing expense of printing in color as more printers are placed, pages produced and supplies consumed. As a result, they will look for cost saving supply alternatives to manage the ongoing expense. The current growth in color printer supplies is analogous to the historical growth of monochrome printer supplies. In a 2000 research study, Lyra Research estimated that monochrome third party supply/alternative supply manufacturers will provide approximately 22-27% of the supplies consumed through 2003. We believe a similar opportunity exists for color alternatives.

Distribution Methods of the Products and Services

Media Sciences, Inc. sells through an international network of channel partners. Our products are sold under the Media Sciences brand, the house brands of some of our distribution partners and in generic, or non-branded boxes.

Our distribution can also be profiled by the markets they serve, including office supply wholesalers, remanufacturers, technology resellers, catalog and web resellers, and those who sell to the government.

Our products are available in North and South America, Europe, South Africa, and Australia.

Cadapult Graphic Systems, Inc. sells supplies directly to certain end users through our INKlusive program and to those with whom we have a historical relationship. These direct sales are conducted through telephone and Internet sales efforts.

Competition

Media Sciences competes primarily with the original manufacturer of the printers for which we provide supplies, including Xerox, which sells printers under the Tektronix and Xerox brands, QMS-Minolta, Epson and Ricoh. Other than the original equipment manufacturers, we are not aware of any other significant competitor that provides solid ink or toner for use in these printers.

Cadapult competes with numerous resellers of computer printer supplies including Internet resellers, catalogs, and other local, regional and national suppliers.

Principal Suppliers

Purchases in fiscal year ended June 30, 2004 from three vendors amounted to approximately 45% of cost of goods sold, with no one vendor accounting for more than 18% of cost of goods sold. Purchases in the fiscal year ended June 30, 2003 from one vendor amounted to 11% of cost of goods sold.

We purchase certain important raw materials from a sole source or a limited number of suppliers. Management believes that other suppliers could qualify to provide similar raw materials on comparable terms. The time required to locate and qualify other suppliers, however, could cause a delay in manufacturing that could be disruptive to our Company.

Dependence on Major Customers

Sales to one customer represented approximately 7% of our revenues in our fiscal year ended June 30, 2004. Sales to that same customer represented 11% of our revenues in our fiscal year ended June 30, 2003.

Intellectual Property

We regard our trademarks, trade secrets, and proprietary technology and similar intellectual property as critical to our success, and rely on trademark, copyright and patent law, trade secret protection and confidentiality and other agreements with our employees, customers, partners and others to protect our proprietary rights. We have registered certain trademarks in the United States and have applied for the registration of other trademarks in the United States. We have applied for, and been granted, certain patents in the United States.

Need for Government Approval

Not applicable.

Government Regulation

Not applicable.

Research, Engineering and Development

We direct our research, engineering and development efforts primarily toward developing new products and processes and improving product performance. Research, engineering and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including conceptual formulation, design and testing of product alternatives, construction of prototypes, are expensed as incurred. For the years ended June 30, 2004 and 2003 our research, engineering and product development costs were approximately $740,000 and $120,000 respectively.

Compliance with Environmental Laws

Not applicable.

Employees

We currently have 38 full-time employees, including seven management level employees and one part time employee.

ITEM 2.   DESCRIPTION OF PROPERTY

We maintain our executive offices at Allendale, New Jersey, pursuant to a lease expiring on May 31, 2011. We occupy approximately 15,400 square feet, including warehousing and manufacturing facilities at our executive offices in Allendale, New Jersey.

We also maintain a sales office in Redmond, Washington.

Our offices are adequately covered by insurance for claims arising out of such occupancies.

Our present facilities have been suitable for our operations and needs through the present. We believe that we may need new or additional facilities in the future to accommodate our current and projected growth. We are evaluating proposals for new or additional facilities.

The table below sets forth the location, approximate square footage, approximate annual rent, use of each location and expiration date of each lease. The leases summarized in the table provide for moderate annual rental increases.

--------------------  -----------  -----------------  ----------------------  ---------------
                      Approximate    Approximate                              Lease
Location              Square Feet    Annual Rent      Use                     Expiration Date
--------------------  -----------  -----------------  ----------------------  ---------------

40 Boroline Road         15,400        $184,800       Executive Offices,      May 31, 2011
Allendale, NJ 07401                                   Warehouse, and
                                                      Manufacturing Facility

201 MJL Center            1,500         $28,200       Sales                   month to month
16398 NE 85th Street                                                          lease
Redmond, WA 98052
--------------------  -----------  -----------------  ----------------------  ---------------

ITEM 3.   LEGAL PROCEEDINGS

In March 2003, we initiated a claim with our umbrella insurance carrier for the unreimbursed portion of the warranty claims resulting from solid ink recalled in January 2002. In January 2004, the insurance company denied coverage and filed a suit against the Company seeking to rescind the policy or in the alternative to have the court declare that the insurance company has no obligation to indemnify the Company for these claims. In September 2004, the Company entered into voluntary mediation with the insurance company resulting in a settlement of the matter. The insurance company agreed to pay the Company $500,000 without admitting that the policy covered the claims.

Other than the above, as at June 30, 2004, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business.

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

Fiscal Year    Quarter Ended           High      Low
-----------    -------------           -----    -----

2003           September 30, 2002      $1.00    $0.60
               December 31, 2002       $0.85    $0.50
               March 31, 2003          $0.63    $0.47
               June 30, 2003           $0.60    $0.40
2004           September 30, 2003      $1.59    $0.60
               December 31, 2003       $1.34    $1.04
               March 31, 2004          $1.20    $0.85
               June 30, 2004           $1.85    $1.10
-----------    -------------           -----    -----

Holders

The approximate number of holders of record of our common stock as of September 1, 2004 was 418. As of that date, there were approximately 666 beneficial stockholders, including stockholders holding common stock under nominee security position listings.

Dividends

We have never declared any cash dividends on our common stock. Future cash dividends on the common stock, if any, will be at the discretion of our Board of Directors and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that the Board of Directors may consider important.

No shares of series A preferred stock are presently outstanding. Prior to January 1, 2004, we had shares of series A preferred stock issued and outstanding. Our series A preferred stock carried a fixed dividend at an annual rate of 11.5%. Dividends were to be paid each quarter in arrears. The first dividend payment occurred on January 1, 2000. The certificate of designation for the series A preferred stock provided that unless and until we have fully paid all dividends on the outstanding shares of series A preferred stock, we would not to declare or pay cash dividends, or distribute or set aside assets, for any of our other securities. Further, the certificate of designation for the series A preferred stock provided that we may not pay dividends if payment of dividends would violate certain financial criteria of our senior lending agreement with a financial institution.

Our senior lending agreement with a financial institution restricts the payment of dividends if certain financial conditions are not met. Under the senior lending agreement, we are required to maintain a certain level of tangible capital funds. Tangible capital funds is defined as the sum of stockholders’ equity, plus subordinated debt, plus dividends payable, minus intangibles and loans to stockholders, employees, other related parties. The lender sets the level of tangible capital funds that we are required to maintain. For June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005, the minimum levels were set at $500,000, $600,000, $700,00 and $800,000. Additionally, under the senior lending agreement, we are required to maintain a debt service coverage ratio of not less than 1.2 to 1 for the quarter ending September 30, 2004 and of not less than 1.35 to 1 for the quarters ending thereafter. The ratio is determined on a quarterly basis, considering net income plus interest expense, tax expense, depreciation and amortization expense, less, the sum of dividends actually paid, unfunded capital expenditures and taxes actually paid, divided by the sum of the current portion of long term debt actually paid, any unscheduled debt payments, and interest expense actually paid.

We do not pay, but we do accrue, dividends if payment would violate the terms of the senior lending agreement. As of June 30, 2004, we are not in default of the financial restrictions of the senior lending agreement that prohibits the payment of dividends. As of June 30, 2003, and as of September 30, 2003, payment of all accrued but unpaid dividends would have violated the tangible capital funds level and the debt service coverage ratio that we are required to maintain under the senior lending agreement. We qualified to recommence the payment of dividends on or about January 1, 2004.

In connection with our fiscal years ended June 30, 2002 and June 30, 2003 and through the quarter ended March 31, 2004, we paid or accrued dividends on our series A preferred stock as follows:

o	in the year ended June 30, 2002, we accrued $577,476 of stock dividends and paid dividends totaling $52,039 through issuance of 53,558 shares of common stock valued at $0.95 to $1.10 per share, and as of June 30, 2002, we had $113,849 in dividends accrued and unpaid;
o	in the year ended June 30, 2003, we accrued $586,059 of stock dividends and paid dividends totaling $43,556 through issuance of 45,847 shares of common stock valued at $0.95 per share, and as of June 30, 2003, we had $699,919 in dividends accrued and unpaid;
o	in the three months ended September 30, 2003, we accrued $157,406 in dividends; and, as of September 30, 2003, an aggregate of $857,325 in dividends remained accrued and unpaid; and
o	in 2004, we paid an aggregate of $66,125 in accrued dividends.

Transfer Agent

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

Recent Sales of Unregistered Securities

On December 31, 2003, we concluded an exchange offer with our preferred stockholders through which they had an opportunity to exchange each of their preferred shares for 10 shares of our common stock. Each preferred shareholder had acquired their preferred shares as part of a private placement of 550,000 units of our securities which we concluded in March 2000. In connection with the exchange offer, preferred shareholders tendered a total of 507,500 preferred shares, representing 93% of the outstanding preferred shares, in exchange for a total of 5,075,000 shares of common stock. This includes the exchange, after the exchange offer expiration date, of 50,000 preferred shares held by an elderly holder who did not timely accept the preferred stock offer of conversion. Preferred shareholders who accepted the offer waived their rights to unpaid dividends and interest on their preferred stock. Preferred shareholders also voted upon, and approved, an amendment to the preferred stock certificate of designation providing for automatic conversion if less than a majority of the originally issued preferred stock became outstanding. Pursuant to the terms of the certificate of designation for our preferred stock, as amended, the other 40,000 preferred shares outstanding were converted into 200,000 shares of common stock and subsequently were paid accrued interest and dividends. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On May 24, 2004, we issued to two of our management level employees, Frances Blanco and Duncan Huyler, options to purchase 100,000 shares of our common stock, of which 50,000 options vested on the grant date, and the remaining 50,000 options are subject to vesting over the period May 25, 2004 through May 24, 2006. The options are exercisable for ten years at $1.06 per share. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On June 30, 2004, in a transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act, we sold 1,000,000 shares of common stock to GFX Investments, LLC, an entity controlled by Richard L. Scott, for $1.25 million. We used the proceeds for debt reduction and working capital. In conjunction with the investment, we agreed to appoint a nominee of GFX Investments, Alan Bazaar, Vice President and Portfolio Manager for Richard L. Scott Investments, to our board of directors.

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 2004.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2004

Sales.   Consolidated sales for the year ended June 30, 2004, compared to the year ended June 30, 2003, increased approximately 17% to $17.1 million from $14.6 million. Media Sciences sales increased approximately 33% to $12.8 million from $9.6 million. Cadapult sales decreased approximately 17% to $4.7 million from $5.7 million. Intercompany sales, which consist primarily of sales of supplies from Media Sciences to Cadapult decreased to $0.5 million from $0.7 million. The growth in Media Sciences sales and the attrition in Cadapult sales are consistent with our strategy of focusing on the Media Sciences business.

Gross Profit. The consolidated gross profit for the year ended June 30, 2004 was $8.1 million, or approximately 48% of sales, as compared to $7.4 million, or approximately 51% of sales, for the year period ended June 30, 2003. Media Sciences’ gross profit margins fell to 51% from 58% in the prior year. The drop in gross profit margins was due primarily to a shift in the mix of toner product sales. Sales of Premium toner cartridges, which carry significantly lower gross profit margins than do Clearcase cartridges, grew significantly during the year ended June 30, 2004, while Clearcase sales during that same period contracted. Cadapult’s gross profit margins increased slightly to 33% from 31% as leases associated with our former No-Cap Color program matured.

Selling, General and Administrative. Consolidated selling, general and administrative expenses for the year ended June 30, 2004 increased to $6.4 million, or 38% of sales, from $5.3 million, or 36% of sales, for the year ended June 30, 2003. Media Sciences’ selling, general and administrative expenses increased to 42% of sales from 40% of sales. The increase in Media Sciences selling, general and administrative expenses was due to an increase in engineering and product development expenses of $620,000 and marketing expenses of $250,000 both associated with the development, commercialization and launch of ten new products, the most significant of which started shipping in Fiscal 2005. Other incremental expenses included commissions for the INKlusive printer program, and a shift in allocation of overhead from Cadapult to Media Sciences. These increases to Media Sciences selling, general and administrative expenses were offset by the $500,000 settlement with our umbrella insurance carrier. Cadapult’s selling, general and administrative costs decreased to 27% of sales from 29% of sales primarily due to the shift in allocation of overhead from Cadapult to Media Sciences.

Depreciation and Amortization. Depreciation and amortization expense for the year ended June 30, 2004 decreased slightly to $0.76 million, including $0.5 million included in cost of sales, from $0.79 million for the year ended June 30, 2003 of which $0.53 million was included in cost of sales.

Interest Expense. Interest expense for the year ended June 30, 2004 decreased to $0.37 million from $0.45 million incurred for the year ended June 30, 2003. The decrease in interest expense was due to the retirement of all non-bank debt which carried interest rates ranging from 13%-23%, and the retirement of several capital leases.

Income Taxes. For the year ended June 30, 2004, we recorded an income tax expense of $0.44 million as compared to an income tax expense of $0.6 million for the year ended June 30, 2003. For the years ended June 30, 2004 and 2003 the Company’s effective tax rate was 40%.

Dividends.   For the year ended June 30, 2004, we incurred a preferred stock dividend charge of $2.3 million including a $2.1 million non-cash preferred stock dividend and induced conversion charge associated with the conversion of our preferred stock to common stock.

Net Income (Loss) Applicable to Common Shareholders. For the year ended June 30, 2004 we incurred a loss applicable to common shareholders of $1.6 million or $0.26 per share basic and diluted, as compared to the year ended June 30, 2003, where we earned $0.25 million, or $0.07 per share basic and diluted. The loss applicable to common shareholders in 2004 was due to the non-cash induced conversion charge.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2003

Sales.   Sales for the year ended June 30, 2003, compared to the year period ended June 30, 2002, increased approximately 5% to $14.6 million from $13.8 million. Media Sciences sales increased approximately 16% to $9.6 million from $8.3 million.

Gross Profit.   Gross profit for the year ended June 30, 2003 was $7.4 million, or approximately 51% of sales, as compared to $6.6 million, or approximately 48% of sales, for the year period ended June 30, 2002. The increase in gross profit margins reflects the continued increase in Media Sciences business relative to the Cadapult business.

Selling, General and Administrative.   Selling, general and administrative expenses for the year ended June 30, 2003 decreased to $5.3 million, or 36% of sales, from $6.3 million, or 45% of sales, for the year ended June 30, 2002. For the year ended June 30, 2003, our selling general and administrative costs included approximately $1.35 million of expenses related to the recall of our solid ink in January 2002 and the related warranty expenses as compared to approximately $3 million, net of $1 million insurance benefit for the prior year. In addition, for the year ended June 30, 2002, we recorded a net reduction in our selling, general and administrative costs of approximately $0.6 million due to the settlement of a legal malpractice suit.

Depreciation and Amortization.   Depreciation and amortization expense for the year ended June 30, 2003 increased to $0.79 million, including $0.53 million included in cost of sales, from $0.74 million for the year ended June 30, 2002 of which $0.45 million was included in cost of sales.

Interest Expense. Interest expense for the year ended June 30, 2003 increased to $0.45 million from $0.4 million incurred for the year ended June 30, 2002. The increase in interest was due to increased borrowings and the interest component of payments on capital leases and the supplier agreement.

Income Taxes.    For the year ended June 30, 2003, we recorded a current income tax expense of $0.13 million and a deferred income tax expense of $0.45 million as compared to a current income tax expense of $4,330 and a deferred income tax benefit of $0.15 million for the year ended June 30, 2002. We recorded the current income tax expense because of New Jersey’s two-year suspension of the use of net operating loss carry forwards.

Dividends.  For the year ended June 30, 2003, we accrued $0.59 million of stock dividends to our preferred shareholders and paid $43,556 in stock dividends through a common stock issuance at $0.95 per share. In June 2002, our Board of Directors voted to offer preferred shareholders the option to receive payment-in-kind for the dividend periods ending June 30, 2002 and September 30, 2002 in order to conserve cash flow, through a common stock issuance at $0.95 per share, the fair market value of our common stock on that date. Fourteen shareholders elected to receive their dividend payments through the payment-in-kind, totaling $87,112 and consisting of 91,694 shares of common stock for the two periods ending June 30, 2002 and September 30, 2002.

Net Income (Loss) Applicable to Common Shareholders. For the year ended June 30, 2003 we earned $245,391, or $0.07 per share basic and diluted, as compared to the year ended June 30, 2002, where we incurred a loss applicable to common shareholders of $859,048, or $0.25 per share. The conversion of the Series A convertible preferred stock has been excluded from the computation of diluted earnings per share for the years ended June 30, 2003 and 2002, as the conversion would be anti-dilutive after adding back preferred stock dividends to net income.

LIQUIDITY AND CAPITAL RESOURCES

We experienced positive cash flows from operating activities for the year ended June 30, 2004. Cash flows from operating activities of $1.1 million resulted primarily from net income of $0.66 million, non-cash charges of $0.76 million for depreciation and amortization and $0.5 million for deferred income taxes and an increase in accounts payable of $1.2 million, offset by an insurance claim receivable of $0.5 million, an increase in inventories of $1.2 million and a decrease in the accrued supplier expense of $0.45 million. The increase in inventories was due to the increase in the number of products in our product line, increased sales and the extended lead time from our Asian suppliers.

The cash we used in investing activities for the year ended June 30, 2004 included the purchase of equipment and tooling in the amount of $0.46 million.

We have an agreement with a lender under which we can borrow up to $3 million under a revolving line-of-credit, subject to availability of collateral. Borrowings bear interest at 1.75% over the lender’s base rate, are payable on demand and are collateralized by all assets of our company. We are also subject to an annual facility fee of 0.75% of the maximum line amount. As of June 30, 2004 we had $1.8 million outstanding under this line and the interest rate was 5.75%. This line expires on October 31, 2006.

In June 2004, we entered into a one-year amortizing note with our bank in the amount of $400,000 that bears an interest rate of 2% over the lender’s base rate. The proceeds were used to repay eight, $50,000 notes carrying interest rates of 20%. These notes originated in June 2001 when we entered into a $400,000 promissory note with Consonant Services Group, which was subsequently refinanced though the eight individual notes. As of June 30, 2004, the interest rate on the one-year note was 6%.

Both the revolving line of credit and the one-year term note with the bank are subject to certain financial covenants including a Debt Service Ratio and a Tangible Capital Funds calculation, both as defined. At no time have we been in violation of these covenants. In addition, there is a restriction on the payment of dividends if certain financial conditions are not met.

In June 2004, we sold 1,000,000 shares of common stock to a private investor. The net proceeds to the Company were $1.2 million.

Between August 2000 and September 2003, the Company borrowed an aggregate of $450,000 from its President. The funds were used for general corporate purposes. The debt was structured through two notes payable. The first note, in the amount of $255,000, bore an interest rate of 10% per annum and was payable in monthly installments of interest only through May 2004. The second note, in the amount of $195,000, bore an interest rate of 20% per annum and was payable in monthly installments of interest only through May 2005. Both of these notes were repaid in full in May and June of 2004. There is no representation or assurance made that Mr. Levin will make any further loans to us.

In December 2000, the note payable to ultraHue came due and was satisfied with a cash payment of $760,000 and a demand note in the amount of $400,000 bearing an interest rate of 13% per annum. Through June 2003, we repaid $150,000 of this note. This note was repaid in full in February 2004.

On June 14, 2002, we issued short-term promissory notes aggregating $175,000 and warrants to purchase up to 87,500 shares of our common stock exercisable for five years at $1.00 per share to seven note holders: Paul Levin, Frank and Edna Blanco, Nathan D. Watters, Adam H. Watters, Mitchell Baker, Esther Baker, and Harold and Marsha Kugelman. The notes matured in December 2002 and bore simple interest at the rate of 12% per year. In December 2002, we repaid the $175,000 borrowed in June through cash principal payments of $75,000 and through the issuance of new, one-year notes aggregating $100,000 and bearing simple interest of 20%, payable quarterly. These notes were repaid in full in December 2003. The note holders were persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; Mitchell Baker is the son of Paul Baker, a director of Media Sciences; and Esther Baker is the wife of Paul Baker. Three of the four new note holders were persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; and Mitchell Baker is the son of Paul Baker, a director of Media Sciences.

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of the accounting principles requires the Company’s management to make estimates about the future resolution of existing uncertainties and that affect the reported amounts of assets, liabilities, revenues, and expenses which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements giving due regard to materiality.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue is recognized at the point of shipment for goods sold, and ratably through the duration of service contracts. Deferred revenue consists principally of billings on service contracts prior to rendering related services.

The Company markets its products to an international network of dealers and distributors. Credit is extended after a credit review by management which is based on a customer’s ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. Foreign receivables are insured. Media Sciences International, Inc. has no significant concentrations of credit risks and generally does not require collateral or other security from its customers.

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or market, with costs being determined on a first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. The Company evaluates its inventories periodically to identify excess, slow-moving and obsolete inventories and assess reserve adequacy.

Warranty Accrual

The Company provides a warranty for all of its consumable supply products. The Company’s warranty stipulates that it will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Factors that may affect the warranty include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of the recorded warranty liability and adjusts the amount as necessary. These expenses are classified as selling, general and administrative costs. The warranty accruals at June 30, 2004 and 2003 were $340,592 and $250,000, respectively.

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

At June 30, 2004 and 2003, net goodwill amounted to $4,986,030 after accumulated amortization amounting to $521,962 for both years. The goodwill resulted from the acquisition of substantially all of the assets of UltraHue, Inc. We have completed all transitional and annual impairment tests necessary to date and concluded that our goodwill is not impaired.

Stock-Based Compensation

The Company follows the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under SFAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under SFAS 123. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123 and SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those Statements.

The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 :

                                                                    Fiscal Year Ended
                                                                         June 30,
                                                                  2004           2003
                                                               -----------    -----------
Net income (loss), applicable to common
         shareholders as reported                              $(1,610,478)   $   245,391

Stock-based employee compensation expense under
         fair value method, net of related tax effects            (136,544)       (64,599)
                                                               -----------    -----------

Pro forma net income (loss) applicable to common
         shareholders                                          $(1,747,022)   $   180,792
                                                               ===========    ===========

Net income (loss) per share applicable to common
shareholders :
         Basic, as reported                                         $(0.26)         $0.07
                                                                    ======          =====
         Basic, pro forma                                           $(0.28)         $0.05
                                                                    ======          =====
         Diluted per share, as reported                             $(0.26)         $0.07
                                                                    ======          =====
         Diluted per share, pro forma                               $(0.28)         $0.05
                                                                    ======          =====

CAPITAL EXPENDITURES

We have committed to certain tooling costs associated with new product introductions. These tooling costs over the next twelve months are estimated to be up to $700,000. In addition we plan to acquire certain manufacturing equipment to scale our solid ink manufacturing. Cost of this equipment during the next twelve months is estimated to be up to $500,000. We plan to finance these expenditures through internal cash generation and, where appropriate, operating leases.

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

ITEM 7.   FINANCIAL STATEMENTS

Financial Report - June 30, 2004

Report of Independent Registered Public Accounting Firm                     F-1
Independent Auditors' Report                                                F-2
Consolidated Balance Sheets                                                 F-3
Consolidated Statements of Operations                                       F-4
Consolidated Statements of Changes in Shareholders' Equity                  F-5
Consolidated Statements of Cash Flows                                       F-6
Notes to Consolidated Financial Statements                                  F-7

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheet of Media Sciences International, Inc. and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Sciences International, Inc. and Subsidiaries as of June 30, 2004, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
August 4, 2004, except for the effects of the
matter discussed in the fourth paragraph of Note 10,
which are as of September 10, 2004.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheet of Media Sciences International, Inc. and subsidiaries as of June 30, 2003 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Media Sciences International, Inc. and subsidiaries at June 30, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

WISS & COMPANY, LLP

Livingston, New Jersey
August 6, 2003

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                       ASSETS                                             June 30,
                       ------                                   ----------------------------
                                                                    2004            2003
                                                                ------------    ------------

CURRENT ASSETS :
    Cash                                                        $    666,116    $     66,467
    Accounts receivable, less allowance for
        doubtful accounts of $35,000                               1,626,287       1,841,060
    Insurance claim receivable                                       500,000            --
    Inventories                                                    2,274,088       1,089,809
    Deferred tax assets                                            1,126,434       1,000,000
    Prepaid expenses and other current assets                        280,530         173,050
                                                                ------------    ------------
        Total Current Assets                                       6,473,455       4,170,386
                                                                ------------    ------------

PROPERTY AND EQUIPMENT, NET                                        1,072,186       1,362,734
                                                                ------------    ------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                      4,468,973       4,478,190
    Deferred tax assets                                                 --            47,315
    Other assets                                                      48,100          58,102
                                                                ------------    ------------
                                                                   4,517,073       4,583,607
                                                                ------------    ------------

TOTAL ASSETS                                                    $ 12,062,714    $ 10,116,727
                                                                ============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
    Bank debt                                                   $  2,189,054    $  1,779,862
    Other short-term debt and current maturities
        of long-term debt                                             39,081         405,256
    Accounts payable                                               2,511,117       1,340,257
    Accrued expenses and other current liabilities                   248,580         258,512
    Income taxes payable                                              92,651         131,425
    Accrued product warranty                                         340,592         250,000
    Accrued expense - supplier                                          --           448,952
    Dividends payable                                                   --           699,919
    Loans from investors                                                --           200,000
    Loans from officer                                                  --           280,000
    Deferred revenue                                                 153,273         196,234
                                                                ------------    ------------
        Total Current Liabilities                                  5,574,348       5,990,417
                                                                ------------    ------------

OTHER LIABILITIES :
    Long-term debt, less current maturities                             --            39,081
    Loan from investors                                                 --           400,000
    Loan from officer                                                   --           195,000
    Deferred tax liabilities                                         543,880            --
                                                                ------------    ------------
        Total Other Liabilities                                      543,880         634,081
                                                                ------------    ------------

TOTAL LIABILITIES                                                  6,118,228       6,624,498
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value
      Authorized 1,000,000 shares; issued none in 2004,
      547,500 in 2003                                                   --               547
    Common Stock, .001 par value
       Authorized 20,000,000 shares; issued 9,857,210 shares
       in 2004, 3,577,210 shares in 2003                               9,858           3,578
    Additional paid-in capital                                     7,425,540       5,109,343
    Cost of 10,564 shares of common stock in treasury                (20,832)        (20,832)
    Accumulated deficit                                           (1,470,080)     (1,600,407)
                                                                ------------    ------------
        Total Shareholders' Equity                                 5,944,486       3,492,229
                                                                ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 12,062,714    $ 10,116,727
                                                                ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended June 30,
                                                      ----------------------------
                                                          2004            2003
                                                      ------------    ------------

NET SALES                                             $ 17,073,751    $ 14,597,862
                                                      ------------    ------------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation           8,427,102       6,642,710
    Depreciation                                           504,435         532,403
                                                                      ------------
        Total cost of goods sold                         8,931,537       7,175,113
                                                      ------------    ------------

GROSS PROFIT                                             8,142,214       7,422,749
                                                      ------------    ------------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative                  6,416,797       5,255,743
    Depreciation and amortization                          253,706         258,109
                                                      ------------    ------------
        Total other costs and expenses                   6,670,503       5,513,852
                                                      ------------    ------------

INCOME FROM OPERATIONS                                   1,471,711       1,908,897

INTEREST EXPENSE                                           373,442         448,623
                                                      ------------    ------------

INCOME BEFORE INCOME TAXES                               1,098,269       1,460,274

PROVISION FOR INCOME TAXES                                 439,307         585,258
                                                      ------------    ------------

NET INCOME                                                 658,962         875,016

PREFERRED STOCK DIVIDENDS, INCLUDING CHARGE FOR
INDUCED CONVERSION                                       2,269,440         629,625
                                                      ------------    ------------

NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS   $ (1,610,478)   $    245,391
                                                      ============    ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         6,214,835       3,565,748
                                                      ============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       6,214,835       3,571,374
                                                      ============    ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
APPLICABLE TO COMMON SHAREHOLDERS                     $      (0.26)   $       0.07
                                                      ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY

                                      Preferred Stock       Common Stock      Additional                                 Total
                                     -----------------   ------------------     Paid-in     Treasury    Accumulated   Shareholders'
                                     Shares     Amount    Shares    Amount      Capital       Stock       Deficit        Equity
                                     --------   ------   ---------  -------   -----------   ---------   -----------   -----------

BALANCES, JUNE 30, 2002               547,000   $  547   3,531,363  $ 3,532   $ 5,065,833   $ (20,832)  $(1,845,798)  $ 3,203,282

   Issuance of common stock for
     dividend payment                    --       --        45,847       46        43,510        --            --          43,556
   Preferred stock dividend              --       --          --       --            --          --        (629,625)     (629,625)
   Net income                            --       --          --       --            --          --         875,016       875,016
                                     --------   ------   ---------  -------   -----------   ---------   -----------   -----------
BALANCES, JUNE 30, 2003               547,500      547   3,577,210    3,578     5,109,343     (20,832)   (1,600,407)    3,492,229

   Issuance of common stock for
     conversion of preferred stock
     and accrued dividends
     and interest, net of costs of
     $61,640                         (547,500)    (547)  5,275,000    5,275     2,851,757        --            --       2,856,485
   Preferred stock dividend              --       --          --       --            --          --        (157,406)     (157,406)
   Charge for induced conversion         --       --          --       --      (1,740,805)       --        (371,229)   (2,112,034)
   Sale of common stock, net of
     expenses                            --       --     1,000,000    1,000     1,199,000        --            --       1,200,000
   Issuance of common stock for
     exercise of stock options           --       --         5,000        5         6,245        --            --           6,250

   Net income                            --       --          --       --            --          --         658,962       658,962
                                     --------   ------   ---------  -------   -----------   ---------   -----------   -----------
BALANCES, JUNE 30, 2004                  --       --     9,857,210  $ 9,858   $ 7,425,540   $ (20,832)  $(1,470,080)  $ 5,944,486
                                     ========   ======   =========  =======   ===========   =========   ===========   ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       2004           2003
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net income                                                      $   658,962    $   875,016
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                  758,141        790,512
         Deferred income taxes                                          464,761        452,685
         Provision for bad debts                                         55,445        118,220
         Changes in operating assets and liabilities :
             Accounts receivable                                        159,328       (702,010)
             Insurance claim receivable                                (500,000)          --
             Inventories                                             (1,184,279)       165,514
             Prepaid expenses and other current assets                 (107,480)      (113,204)
             Other assets                                                10,002           (369)
             Accounts payable                                         1,170,860       (971,533)
             Income taxes payable                                       (38,774)          --
             Accrued expenses and other current liabilities              95,551         10,442
             Accrued expense - supplier                                (448,952)      (276,844)
             Deferred revenue                                           (42,961)       (34,063)
                                                                    -----------    -----------
                 Net cash provided by operating activities            1,050,604        314,365
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                (458,376)      (296,296)
    Purchase of intangible assets                                          --          (94,608)
                                                                    -----------    -----------
                 Net cash used in investing activities                 (458,376)      (390,904)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank line of credit, net                                              9,192         90,947
    Bank term loan proceeds                                             400,000           --
    Payments of debt                                                   (405,256)      (174,879)
    Loan from (repayments to) officer                                  (475,000)       120,000
    Payments on loans from investors                                   (600,000)        64,758
    Dividends paid                                                      (66,125)          --
    Proceeds of issuance of common stock, net                         1,206,250           --
    Costs of preferred stock conversion                                 (61,640)          --
                                                                    -----------    -----------
                 Net cash provided by financing activities                7,421        100,826
                                                                    -----------    -----------

NET INCREASE IN CASH                                                    599,649         24,287

CASH, BEGINNING OF YEAR                                                  66,467         42,180
                                                                    -----------    -----------

CASH, END OF YEAR                                                   $   666,116    $    66,467
                                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW  INFORMATION :
    Interest paid                                                   $   406,176    $   401,982
                                                                    ===========    ===========
    Income taxes paid                                               $    13,431    $     1,148
                                                                    ===========    ===========
    Issuance of common stock as dividend payment                    $   791,200    $    43,556
                                                                    ===========    ===========
    Issuance of common stock for accrued interest on dividends      $    14,891    $      --
                                                                    ===========    ===========
    Inventories transferred to equipment                            $      --      $    69,260
                                                                    ===========    ===========
    Conversion of preferred stock and accrued dividends
      to common stock                                               $ 2,856,485    $      --
                                                                    ===========    ===========
    Induced conversion of preferred stock                           $ 2,112,034    $      --
                                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Nature of the Business – Media Sciences International, Inc. and Subsidiaries, collectively referred to as the “Company,” manufactures and distributes supplies for workgroup color printers. Our products include solid ink sticks and color toner cartridges for use in office color printers. We distribute our products through an international network of dealers and distributors. We also sell directly to end users located in the United States through programs designed to foster our supplies business. We have our corporate headquarters in New Jersey with an office in Redmond, Washington.

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

        Revenue Recognition – Revenue is recognized at the point of shipment for goods sold, and ratably through the duration of service contracts and collection is reasonably assured. Deferred revenue consists principally of billings on service contracts prior to rendering related services.

        Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and unsecured trade receivables. We maintain our cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At various times during the year, such balances may exceed the FDIC limit.

        Concentrations of credit risk with respect to all trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base. We perform ongoing credit evaluations of our customers’ financial condition and do not require collateral. We maintain credit insurance on our foreign receivables. We maintain an appropriate allowance for doubtful accounts based on our history of past write-offs, collections and current credit evaluations. Consequently, management believes that credit risk beyond the established allowance at June 30, 2004 is limited.

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

        Vendor Concentration – Purchases in 2004 from three vendors amounted to 45% of cost of goods sold. No single vendor accounted for more than 18% of cost of goods sold.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Major Customers – Sales to one customer as a percentage of total sales amounted to 7% and 11% in 2004 and 2003, respectively.

        Inventories – Inventories, consisting of materials, labor and manufacturing overhead are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

        Property and Equipment – Property and equipment are stated at cost. The Company provides for depreciation using straight-line and accelerated methods by charges to expense at rates based upon the useful lives of 3 to 7 years for furniture, equipment, automobiles, tooling and molds and over the useful lives or the lease term, if shorter, for leasehold improvements.

         Long-Lived Assets – At least annually, the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires testing of goodwill for impairment. Based on the Company’s testing of goodwill, no impairment existed at June 30, 2004 and 2003.

        In addition, the Company assesses long-lived assets with definite useful lives, including property and equipment and other intangible assets, for impairment whenever events or circumstances indicate that the carrying value may not be fully recoverable by comparing the carrying value to estimated future undiscounted cash flows. To the extent that there is impairment, analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount. No material impairment adjustments to other intangible assets or other long-lived assets were made during fiscal 2004 or 2003.

        Advertising Expense – The Company accounts for advertising costs in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expenses are deferred until first use of the advertising. Deferred advertising costs at June 30, 2004 and 2003 totaled approximately $63,000 and $128,000, respectively. Advertising expense for the years ended June 30, 2004 and 2003 amounted to approximately $650,000 and $400,000, respectively.

        Income Taxes – The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carryforwards and certain temporary differences and deferred tax liabilities related to certain temporary differences. The Company is required to recognize a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At June 30, 2004, the Company believes that the “more likely than not” criteria have been met and, accordingly, has recorded a deferred tax asset to recognize a future tax benefit.

        Employee Benefit Plan – We maintain a 401(k) savings/retirement plan for all eligible employees. The plan allows for employee contributions to be matched by the Company. Our contributions for the years ended June 30, 2004 and 2003 were $26,700 and $23,000, respectively.

        Income (Loss) Per Share – Basic income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding as adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the computation of basic and diluted income (loss) per common share:

                                                                               Year Ended June 30,
                                                                            --------------------------
                                                                               2004           2003
                                                                            -----------    -----------
Numerator:
  Net income (loss) applicable to common shareholders -
  basic and diluted                                                         $(1,610,478)   $   245,391
                                                                            ===========    ===========

Denominator:
  Denominator for basic earnings per common share:
      Weighted average shares                                                 6,214,835      3,565,748
      Effect of dilutive securities - stock options and warrants                   --            5,626
                                                                            -----------    -----------

  Denominator for diluted earnings per common share                           6,214,835      3,571,374
                                                                            ===========    ===========

Net income (loss) per common share, basic and diluted                            $(0.26)        $ 0.07
                                                                                 ======         ======

        The assumed conversion of the Series A convertible preferred stock has been excluded from the computation of diluted earnings per share for the year ended June 30, 2003. Such conversion, when taking into account the additional net income generated by the elimination of the dividend, would have been anti-dilutive.

        The following warrants and options to purchase common stock were excluded from the computation of diluted earnings per share for the years ended June 30, 2004 and 2003 because their exercise price was greater than the average market price of the common stock for those periods :

                                                       Year Ended June 30,
                                                    --------------------------
                                                       2004           2003
                                                    -----------    -----------

             Anti-dilutive warrants and options       3,386,156      3,260,839
                                                    ===========    ===========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Related Pro Forma Disclosure :

The Company follows the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under SFAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under SFAS 123. The Company has also adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). Under APB 25, because the exercise price of all of the Company’s stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements.

The fair value of options granted in 2004 and 2003 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively:

                                                                    2004          2003
         ----------------------------------------------------    -----------    --------
         Risk-free interest rate                                 3.83 - 6.0%        6.0%
         Dividend yield                                                 0.0%        0.0%
         Expected common stock market price volatility factor       74 - 86%         74%
         Weighted average expected life of stock options           8.9 years    10 years

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

                                                                              Year Ended June 30,
                                                                          --------------------------
                                                                              2004           2003
                                                                          -----------    -----------

     Net income (loss) applicable to common shareholders, as reported     $(1,610,478)   $   245,391

     Stock-based employee compensation expense under fair value method,
     net of related tax effects                                              (136,544)       (64,599)
                                                                          -----------    -----------

     Pro forma net income (loss) applicable to common shareholders        $(1,747,022)   $   180,792
                                                                          ===========    ===========

     Net income (loss) per share applicable to common shareholders:
              Basic and diluted, as reported                                 $(0.26)         $0.07
                                                                             ======          =====
              Basic and diluted, pro forma                                   $(0.28)         $0.05
                                                                             ======          =====

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Recent Accounting Pronouncements – In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company has adopted FIN 45 which has had no material impact on its financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The Company has adopted SFAS 148 which has had no material impact on its financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that financial instruments within the scope of SFAS 150 be classified as a liability or an asset. SFAS 150 was effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. The Company has adopted SFAS 150 which has had no material impact on its financial position, results of operations or cash flows.

         In December 2003, the FASB issued FIN 46(R), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) applies to variable interest entities created after January 31, 2003, and was effective as of July 31, 2003 for variable interest entities created prior to February 1, 2003. The Company has adopted FIN 46(R) which has had no material impact on its financial position, results of operations or cash flows.

         Engineering and Product Development – Engineering and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. For the years ended June 30, 2004 and 2003, our engineering and product development costs were approximately $740,000 and $120,000 respectively.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVENTORIES:

        Inventories are summarized as follows:

                                                                June 30,
                                                               ----------
                                                            2004         2003
                                                         ----------   ----------
        Raw materials                                    $  265,178   $  124,429
        Finished goods                                    2,008,910      965,380
                                                         ----------   ----------
                                                         $2,274,088   $1,089,809
                                                         ==========   ==========

NOTE 3 – PROPERTY AND EQUIPMENT:

        Property and equipment are summarized as follows:

                                                                             June 30,
                                                                             --------
                                                                      2004               2003
                                                                   -----------       ------------
         Equipment                                                  $1,401,068         $1,361,238
         Equipment at customer location                                951,109            951,109
         Furniture and fixtures                                        433,405            329,510
         Automobiles                                                    52,035             52,035
         Leasehold improvements                                        223,664            223,664
              Tooling and molds                                        962,185            647,751
                                                                   -----------       ------------
                                                                     4,023,466          3,565,307
         Less: Accumulated depreciation and amortization             2,951,280          2,202,573
                                                                   -----------        -----------
                                                                    $1,072,186         $1,362,734
                                                                    ==========         ==========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS:

        Goodwill and other intangible assets are summarized as follows:

                                                             June 30,
                                           Life             ----------
                                          (Years)        2004         2003
                                          -------     ----------   ----------
     Goodwill                                --       $4,986,030   $4,986,030
     Other                                   1-5          46,000       46,000
                                                      ----------   ----------
                                                       5,032,030    5,032,030
     Less: Accumulated amortization                      563,057      553,840
                                                      ----------   ----------
                                                      $4,468,973   $4,478,190
                                                      ==========   ==========

        The components of other intangible assets include two acquired URLs. The carrying value of the Company’s other intangible assets is $46,000 less accumulated amortization of $41,096 and $31,879 at June 30, 2004 and 2003, respectively. Amortization expense for the fiscal years 2004 and 2003 was $9,217.

        As of June 30, 2004 and 2003, the carrying value of goodwill amounted to $4,986,030, less accumulated amortization from periods prior to the adoption of SFAS 142 in July 2001 of $521,962. During the years ended June 30, 2004 and 2003, no goodwill was impaired or written off.

NOTE 5 – DEBT:

        The Company's borrowings consisted of the following:

                                                                     June 30,
                                                                    ----------
                                                                 2004         2003
                                                              ----------   ----------
     Short-term debt:
       Revolving line-of-credit with bank                     $1,789,054   $1,779,862
       Note payable to bank                                      400,000         --
       Note payable relating to acquisition of UltraHue             --        250,000
       Note payable to officer                                      --        280,000
       Notes payable to investors                                   --        200,000
       Current maturities of long-term debt                       39,081      155,256
                                                              ----------   ----------
                                                              $2,228,135   $2,665,118
                                                              ==========   ==========
     Long-term debt:
       Long-term debt, less current maturities                $     --     $   39,081
       Note payable to officer                                      --        195,000
       Note payable to investors                                    --        400,000
                                                              ----------   ----------
                                                              $     --     $  634,081
                                                              ==========   ==========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        We have a revolving line-of-credit which provides for maximum borrowings of $3,000,000. The maximum amount available for borrowings at any time is subject to a borrowing base formula tied to the level of our accounts receivable and inventory. In connection with the negotiation of this facility during 2003, we granted a security interest in all of our assets. Borrowings bear interest at a rate of 1.75% over the bank’s base rate and we pay an annual facility fee of 0.75% of the maximum line amount. The line-of-credit expires on October 31, 2006.

        In June 2004, we entered into a one-year term note with our bank in the amount of $400,000 that bears interest at 2% over the bank’s base rate. The proceeds were used to repay notes due to several individuals that bore interest at 20% and were due in June 2005.

        Both the revolving line-of-credit and the one-year term note with the bank are subject to certain financial covenants including a Debt Service Ratio and a Tangible Capital Funds calculation, both as defined. At no time have we been in violation of these covenants. Our President provides the bank with a limited personal guarantee of $500,000. In addition, there is a restriction on the payment of dividends if certain financial conditions are not met.

        The note payable relating to the acquisition of UltraHue, Inc. consisted of a $250,000 note that bore interest at 13% and was due on demand. This note was paid in March 2004.

        Between August 2000 and September 2003, we borrowed an aggregate of $450,000 bearing interest rates from 10% to 20% from our President. The funds were used for general corporate purposes and were repaid in May and June 2004. The interest accrued and/or paid on these loans was $62,696 and $51,628 for the years ended June 30, 2004 and 2003, respectively.

        In November and December 2002, we borrowed an aggregate of $200,000 from several individuals that bore interest ranging from 20-23%. These notes were paid during December 2003.

        As of June 30, 2004, the current maturities of long-term debt were comprised primarily of our remaining capital lease obligations, and there was no non-current long-term debt.

NOTE 6 – INCOME TAXES:

        The components of income taxes are summarized as follows:

                                                   Year Ended June 30,
                                                 ----------------------
                                                   2004         2003
                                                 ---------    ---------
     Current:
       Federal                                   $    --      $    --
       State                                       (25,454)     132,573
                                                 ---------    ---------
     Total Current                                 (25,454)     132,573
                                                 ---------    ---------
     Deferred:
       Federal                                     340,463      452,685
       State                                       124,298         --
                                                 ---------    ---------
     Total Deferred                                464,761      452,685
                                                 ---------    ---------
     Income Tax Expense                          $ 439,307    $ 585,258
                                                 =========    =========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company has available federal net operating loss carryforwards of approximately $2,500,000 which expire through 2022, and state net operating loss carryforwards of approximately $1,000,000 which expire through 2005.

        A reconciliation of income tax expense provided at the federal statutory rate (34%) to income tax expense is as follows:

                                                                   Year Ended June 30,
                                                                   -------------------
                                                                     2004       2003
                                                                   --------   --------
     Income tax expense computed at federal statutory rate         $373,411   $496,493
     State income taxes (net of federal benefit)                     65,237     87,617
     Other (including permanent differences)                            659      1,148
                                                                   --------   --------
                                                                    439,307    585,258
                                                                   ========   ========

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  June 30,
                                                          -------------------------
                                                             2004          2003
                                                          -----------   -----------
     Deferred tax assets :
       Net operating loss carryforwards                   $   904,205   $ 1,200,000
       Accruals and reserves                                  222,229      (152,685)
                                                          -----------   -----------
              Total deferred tax assets                   $ 1,126,434   $ 1,047,315
                                                          ===========   ===========

     Deferred tax liabilities :
        Depreciation and amortization                     $   543,880   $      --
                                                          ===========   ===========

NOTE 7 – SHAREHOLDERS’ EQUITY:

a)	Stock Compensation Plan:

We have an incentive stock option plan (the “1998 Plan”), pursuant to which 500,000 shares of common stock have been reserved. The stock options (which may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) entitle the holder to purchase shares of the Company’s common stock for up to ten years from the date of grant (five years for persons owning more than 10 % of the total combined voting power of the Company) at a price not less than the fair market value (110% of fair market value for persons owning more than 10% of the combined voting power of the Company) of the common stock on the date of grant. In general, any employee, director, officer or exclusive agent of, or advisor or consultant to, the Company or a related entity, is eligible to participate in the Plan. The stock options are nontransferable, except upon death.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b)	Non-Plan Options:

In December 1999, the Company granted each of two employees five-year stock options to purchase up to 50,001 shares. The options are exercisable at $1.27 per share, were completely vested at June 30, 2004, and expire in December 2004.

During the year ended June 30, 2001, the Company granted an employee five-year stock options to purchase up to 100,000 shares all of which were vested as of June 30, 2003. The options are exercisable at $1.25 per share and expire in June 2005. In July 2004, the employee exercised 5,000 options for net proceeds to the Company of $6,250.

During the year ended June 30, 2003, the Company granted each of five employees five-year stock options to purchase up to 25,000 shares, which vested on April 6, 2004 and are exercisable at $0.50 per share.

During the year ended June 30, 2003, the Company granted its President five-year stock options to purchase up to 500,000 shares that are exercisable at $1.00 per share and expire in June 2008. Options to purchase 250,000 shares vested immediately and options to purchase an additional 250,000 shares vest ratably over the period from July 1, 2003 through June 30, 2005. A total of 375,000 options are vested at June 30, 2004.

During the year ended June 30, 2004, the Company granted each of two employees ten-year stock options to purchase up to 100,000 shares, which are exercisable at $1.06 per share. Options to purchase 50,000 shares each vested immediately and options to purchase an additional 50,000 shares each vest ratably over the period from May 24, 2004 through May 23, 2006.

The following table summarizes the 1998 Plan and non-plan stock option activity for the two years ended June 30, 2004:

                                                               Weighted
                                               Number of       Average
                                                Shares      Exercise Price
--------------------------------------------------------------------------

Options outstanding at June 30, 2002            1,204,730       $1.49

Year ended June 30, 2003:
    Granted                                       723,401        0.86
    Exercised                                        --          --
    Cancelled                                    (564,723)       1.37
                                                 --------

Options outstanding at June 30, 2003            1,363,408        1.20

Year ended June 30, 2004:
    Granted                                       247,500        1.07
    Exercised                                      (5,000)       1.25
    Cancelled                                    (218,750)       1.28
                                                --------

Options outstanding at June 30, 2004            1,387,158       $1.17
                                               ==========       =====

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about outstanding and exercisable 1998 Plan and non-Plan options at June 30, 2004:

                           Options Outstanding                                   Options Exercisable
     -------------------------------------------------------------------    -----------------------------
                                                             Weighted
                                                             Average
                                           Weighted          Remaining                        Weighted
       Range of                Number      Average           Contractual      Number          Average
     Exercise Prices        Outstanding    Exercise Price    Life-Years     Exercisable    Exercise Price
     ---------------        -----------    --------------    -----------    -----------    --------------

     $0.43 to $0.65             239,201         $0.56           6.14            223,867         $0.55
     $1.00 to $2.00           1,049,857          1.16           4.67            765,221          1.19
     $2.01 to $4.00              98,100          2.74           5.46             98,100          2.74
                            -----------         -----           ----          ---------         -----
                              1,387,158         $1.17           4.98          1,087,188         $1.20
                            ===========         =====           ====          =========         =====
c)	Warrants:

In October 1999, the Company issued 30,000 warrants to purchase its common stock between $3.00 - $4.00 per share in exchange for investor relations services which were subsequently capitalized. The warrants, which were valued at approximately $100,000 using the Black-Scholes option pricing model, were recognized as a cost of issuance of the Series A Preferred shares and expire on September 29, 2004.

Between October 1999 and March 2000, the Company issued 1,926,500 warrants to purchase common stock in connection with the issuance of the Series A Preferred shares as more fully described below. 1,100,000 warrants at $4.50 expire on September 29, 2004, 40,000 warrants at $3.75 expire on December 10, 2004, 236,500 warrants at $1.65 expire on March 9, 2005 and 550,000 warrants at $3.75 expire on March 9, 2005. The value of the warrants was recognized as a cost of issuance of the Series A Preferred shares.

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

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the warrant activity for the two years ended June 30, 2004:

                                                                             Weighted
                                                              Number of       Average
                                                               Shares      Exercise Price
                --------------------------------------------------------------------------

                Warrants outstanding at June 30, 2002         2,349,000        $3.57

                Year ended June 30, 2003:
                    Granted                                        --           --
                    Exercised                                      --           --
                    Cancelled                                      --           --
                                                            -----------

                Warrants outstanding at June 30, 2003         2,349,000         3.57

                Year ended June 30, 2004:
                    Granted                                        --           --
                    Exercised                                      --           --
                    Cancelled                                  (105,000)        4.29
                                                             ----------

                Options outstanding at June 30, 2004          2,244,000        $3.54
                                                             ==========        =====
The following table summarizes information about outstanding and warrants at June 30, 2004:

                                                Warrants Outstanding                     Warrants Exercisable
                                   ---------------------------------------------    -----------------------------
                                                                     Weighted
                                                                     Average
                                                   Weighted          Remaining                        Weighted
               Range of                Number      Average           Contractual      Number          Average
             Exercise Prices        Outstanding    Exercise Price    Life-Years     Exercisable    Exercise Price
             ---------------        -----------    --------------    -----------    -----------    --------------

             $1.00 to $1.65             524,000         $1.29            1.53           524,000         $1.29
             $3.00 to $4.00             620,000          3.74            0.63           620,000          3.74
             $4.50                    1,100,000          4.50            0.25         1,100,000          4.50
                                      ---------         -----            ----         ---------         -----

                                      2,244,000         $3.54            0.66         2,244,000         $3.54
                                      =========         =====            ====         =========         =====

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d)	Common Stock:

During the year ended June 30, 2003, we issued 45,847 shares of common stock valued at $43,556 in lieu of cash payments for dividends on our Series A Preferred Stock.

During the year ended June 30, 2004, we issued 5,275,000 shares of common stock in connection with the conversion of the remaining 547,500 Series A Preferred stock as described below.

During the year ended June 30, 2004, we issued 5,000 shares of common stock in connection with the exercise of certain management stock options.

On June 30, 2004, we sold 1,000,000 shares of common stock to an investor for net proceeds of $1,200,000.

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

On March 10, 2000, the Company completed a private placement wherein it sold 550,000 units for $10.00 per unit representing 550,000 shares of its Series A Preferred Stock and 1,100,000 warrants exercisable for five years to purchase one share of common stock at $4.50 per share. Net proceeds received from the sale totaled $4,566,549.

Dividends on the Series A shares accrued at the rate of 11.5% per annum and were payable quarterly. Each Series A share was initially convertible at the option of the holder at the rate of 3.077 shares of common stock for one Series A share. In December 2001, the rate of conversion changed to five shares of common stock for one Series A share.

During the year ended June 30, 2001, 2,500 Series A shares converted into 7,692 shares of the Company’s common stock.

In November 2003, we initiated a voluntary Offer of Conversion, whereby preferred shareholders who accepted the offer waived their rights to unpaid dividends and interest on their preferred stock and they received ten shares of common stock for each preferred share tendered. 87% of the preferred shareholders tendered a total of 507,500, or 93% of the outstanding, Series A shares. The balance of the Series A shares (40,000) were automatically converted to common stock at the rate of five shares of common stock for each preferred share, pursuant to the terms of the amended Certificate of Designation, which amendment was approved by a majority of the preferred shareholders. Those preferred shareholders whose preferred shares were converted at the rate of five to one were paid their accrued and unpaid dividends which totaled $66,125.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The conversion of the preferred stock was accounted for according to EITF Topic No. D-42 as an Induced Conversion of Preferred Stock. Consequently the fair value of the securities (ten shares of common stock) issued over the fair value of the securities issuable pursuant to the original conversion terms (five shares of common stock) less the accrued dividends and interest given up by the shareholders was subtracted from net income to arrive at net loss applicable to common shareholders. The non-cash charge for induced conversion included in preferred stock dividends in the consolidated statement of operations for the year ended June 30, 2004 was calculated as follows :

                       Fair value of securities issued (5,275,000 x $1.15)         $ 6,066,250
                       Less :
                           Fair value of securities issuable pursuant to the
                               original conversion terms (547,500 x 5 x $1.15)      (3,148,125)
                           Value of accrued dividends waived                          (791,200)
                           Value of accrued interest waived                            (14,891)
                                                                                   -----------

                       Non-cash charge included in preferred stock dividends       $ 2,112,034
                                                                                   ===========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

        Leases – We lease our premises under lease agreements which expire through 2011 and equipment under operating leases that expire through 2006. As of June 30, 2004, the Company’s property under capital leases, which is included in property and equipment, has a cost of $710,873 and accumulated depreciation of $637,587 and consists of printers placed at customer locations and manufacturing equipment.

         Future minimum lease payments are as follows:

                                                                               Capital Leases
                                                                                  Included
                                                                                in Property          Operating
                                 Year Ending June 30,                          and Equipment           Leases
                                 --------------------                          --------------        ----------
                                      2005                                      $      40,089        $  328,839
                                      2006                                               --             309,931
                                      2007                                               --             259,947
                                      2008                                               --             259,947
                                      2009                                               --             259,947
                                      Thereafter                                         --             498,233
                                                                               --------------        ----------
                         Total future minimum lease payments                           40,089        $1,916,844
                                                                                                     ==========
                         Less: Amount representing interest                            2,620
                                                                               -------------
                         Present value of minimum lease payments (Note 5)             37,469
                         Less:  Current maturities                                    37,469
                                                                               -------------
                         Non-current                                           $        --
                                                                               =============

         Rent expense amounted to $296,369 and $267,683 for the years ended June 30, 2004 and 2003, respectively.

         Employment Agreement – On July 1, 2003, the Company entered into a five-year employment agreement with its President for a base salary of $200,000 per annum subject to certain adjustments.

         Litigation – The Company is a defendant in legal proceedings arising in the ordinary course of its business activities. Although the ultimate disposition of these proceedings is not presently determinable, management does not expect the outcome to have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 9 – SUPPLIER AGREEMENT:

         On May 4, 2001, the Company entered into an agreement with a supplier, whereby, beginning May 1, 2001, we were required to pay $.50 per ink stick sold, increasing to $.75 on May 1, 2002, $1.00 on May 1, 2003 and $1.50 on May 1, 2004. The present value, $884,000, of the maximum commitment under the agreement, $1,000,000, was recorded as a liability at June 30, 2001. At June 30, 2004, this commitment was paid in full and we are no longer subject to these payments.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – WARRANTY EXPENSES:

        The Company provides a warranty for all of its consumable supply products. The Company’s warranty stipulates that it will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Factors that may affect the warranty include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of the recorded warranty liability and adjusts the amount as necessary. These expenses are classified as selling, general and administrative costs.

        Changes in accrued product warranty for the years ended June 30, 2004 and 2003 are as follows:

                                                                Year Ended June 30,
                                                            ---------------------------
                                                               2004            2003
                                                            -----------     -----------
           Warranty reserve at the beginning of the year    $   250,000     $   500,000
                                                            -----------     -----------

                  Warranties accrued during the period        1,409,249       1,329,263
                  Warranties settled during the period       (1,318,657)     (1,579,263)
                                                            -----------     -----------
           Net change in warranty reserve                        90,592        (250,000)
                                                            -----------     -----------

           Warranty reserve at the end of the year          $   340,592     $   250,000
                                                            ===========     ===========

        In January 2002, the Company recalled all solid ink products manufactured between May 2001 and January 2002. It was discovered that the use of our solid ink sticks manufactured during that time period could cause printer reliability issues. Management believes that it has resolved the problem. In addition, two independent test laboratories have tested the reliability of the Company’s solid ink and have found no reliability issues associated with the use of our solid ink products.

        The Company filed a claim under its umbrella liability policy for the unreimbursed portion of the warranty expenses associated with the recall in January 2002. The insurance carrier denied coverage under the policy, and filed suit for a declaratory judgement seeking to rescind the policy or in the alternative to have the court declare that the insurance company has no obligation to indemnify the Company for these claims. The Company filed an answer and counterclaim in this matter. On September 10, 2004, the Company agreed to settle the matter and it received $500,000 as consideration for the settlement. The claim was recorded as a receivable as of June 30, 2004 with a corresponding credit to warranty expense.

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

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SEGMENT INFORMATION:

        The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). Pursuant to the provisions of SFAS 131, the Company is reporting segment net sales, cost of goods sold, gross profit, selling, general, administrative and other expenses and operating income in the same format reviewed by the Company’s chief operating decision maker (the “management approach”). The Company has two reporting segments: “Media Sciences” and “Cadapult.” The Media Sciences segment is comprised of the operations connected with the manufacturing and distributing color printer supplies, including ink sticks and toner cartridges through distributors. The Cadapult segment is comprised of selling supplies, including Media Sciences supplies, directly to certain end users and the sale and support of other computer graphics systems. Media Sciences’ international sales were $1.7 million and $1.8 million for the years ended June 30, 2004 and 2003, respectively.

        The Company assesses and measures segment operating results based on operating income.

        Asset information is not reported since the Company does not use this measure to assess performance.

        Related segment information follows:

                                                                 June 30,
                                                           2004            2003
                                                       ------------    ------------
Net sales:
     Media Sciences                                    $ 12,841,857    $  9,599,263
     Cadapult                                             4,695,465       5,702,070
     Elimination                                           (463,571)       (703,471)
                                                       ------------    ------------
          Totals                                       $ 17,073,751    $ 14,597,862
                                                       ============    ============

Cost of goods sold:
     Media Sciences                                    $  6,287,666    $  3,986,179
     Cadapult                                             3,142,547       3,922,211
     Elimination                                           (498,676)       (733,277)
                                                       ------------    ------------
          Totals                                       $  8,931,537    $  7,175,113
                                                       ============    ============

Gross profit:
     Media Sciences                                    $  6,554,191    $  5,613,084
     Cadapult                                             1,552,918       1,779,859
     Elimination                                             35,105          29,806
                                                       ------------    ------------
          Totals                                       $  8,142,214    $  7,422,749
                                                       ============    ============

Selling, general, administrative and other expenses:

     Media Sciences                                    $  5,412,051    $  3,880,980
     Cadapult                                             1,258,452       1,632,872
     Elimination                                               --              --
                                                       ------------    ------------
          Totals                                       $  6,670,503    $  5,513,852
                                                       ============    ============

Operating income:
     Media Sciences                                    $  1,142,140    $  1,732,104
     Cadapult                                               294,466         146,987
     Elimination                                             35,105          29,806
                                                       ------------    ------------
          Totals                                       $  1,471,711    $  1,908,897
                                                       ============    ============

Reconciliation to consolidated net income:
     Segment operating income                          $  1,471,711    $  1,908,897
     Non-operating items                                   (373,442)       (448,623)
     Income taxes                                          (439,307)       (585,258)
                                                       ------------    ------------
     Net income                                        $    658,962    $    875,016
                                                       ============    ============

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)  Former Independent Accountant

Wiss & Company LLP audited our financial statements for our fiscal year ended June 30, 2003. Wiss & Company had been our principal independent accountant since about June 1998.

In 2003, Wiss & Company informed us that they decided to discontinue providing audit services to publicly-held companies registered with the United States Securities and Exchange Commission and to exit the practice area.

We requested Wiss & Company to stand for re-election as our principal independent accountant and to continue to perform audit services for us in connection with our 2004 fiscal quarters until we had the opportunity to select and obtain new independent accountants in connection with our June 30, 2004 fiscal year end, and Wiss & Company agreed to do so.

On February 10, 2004, we engaged J.H. Cohn LLP as our principal independent registered public accounting firm, and the services of Wiss & Company as our principal independent accountant were concluded. The change in accountants was necessitated by the decision of Wiss & Company to exit the SEC practice area.

Wiss & Company’s reports on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Wiss & Company, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Wiss & Company’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

(b)  New Independent Accountant

On February 10, 2004, we engaged J.H. Cohn LLP as our principal independent registered public accounting firm. As described above, the change in accountants was necessitated by the decision of Wiss & Company to exit the SEC practice area. Our Audit Committee, and our Board of Directors, approved the selection of J.H. Cohn LLP as our principal independent registered public accounting firm. We did not previously consult with J.H. Cohn LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

In June 2004, we entered into a one-year amortizing note with our bank in the amount of $400,000 that bears an interest rate of 2% over the lender’s base rate. The proceeds were used to repay eight, $50,000 notes carrying interest rates of 20%. These notes originated in June 2001 when we entered into a $400,000 promissory note with Consonant Services Group, which was subsequently refinanced though the eight individual notes. As of June 30, 2004, the interest rate on the one-year note was 6%.

In September 2004, we entered into a settlement agreement with our umbrella insurance carrier under which we received $500,000 to settle the outstanding litigation regarding insurance coverage for our solid ink recall in January 2002.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Management

The persons listed in the table below are our present directors and executive officers.

----------------   ---   ------------------------------------------------------------
Name               Age   Position
----------------   ---   ------------------------------------------------------------
Michael W. Levin   39    Chief Executive Officer, President and Chairman of the Board
Frances Blanco     43    Vice President Marketing and Investor Relations, Treasurer,
                         and Director
Duncan Huyler      43    Vice President Operations and Technical Services
Duncan Yates       34    Vice President Sales
Denise Hawkins     35    Vice President, Controller and Secretary
Paul C. Baker      67    Director
Edwin Ruzinsky     71    Director
Donald Gunn        52    Director and Vice President of Engineering
Henry Royer        72    Director
Alan Bazaar        34    Director
----------------   ---   ------------------------------------------------------------

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

Frances Blanco, Vice President of Marketing and Investor Relations, Treasurer, and Director:

Frances Blanco has served as our Vice President of Marketing and Investor Relations, Treasurer, and a Director since June 18, 1998. She also served as Secretary from June 18, 1998 through June 30, 2004. From 1993 to June 18, 1998, she served as Vice President of Marketing and Investor Relations, Treasurer, Secretary and a director of CGSI. Blanco manages all aspects of marketing, including brand identity, demand creation and vendor relationships for us as well as investor relations. From 1984 through 1989, Blanco was a Reseller Account Manager at Lotus, where she designed and implemented tactical channel programs. From August 1989 through June 1993, Blanco served as a Business Development Manager at Tektronix, Inc., where she was responsible for the development of color printing standards in strategic customers. She earned a Bachelor of Science degree in Marketing from Bentley College in 1982 and a Masters of Business Administration degree from Boston College in 1985.

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

Denise Hawkins, Vice President, Controller and Secretary:

Denise Hawkins has served as Vice President for Media Sciences since February 12, 2003, and as Secretary since July 1, 2004. Ms. Hawkins manages the accounting aspects of the business while working closely with the President and senior management team. She is a Certified Public Accountant and a Certified Management Accountant. She began her employment with the company in July of 2001 as the Controller. Ms. Hawkins graduated from the State University of New York-The College at New Paltz with a Bachelor of Science degree in Accountancy in 1990 and graduated from Marist College in 1998 with a Masters in Business Administration in Finance. Prior to her position at Media Sciences, Ms. Hawkins was the controller for NFK Excavating and Construction, Inc. (2000-2001), Horizon Medical Group, PC (1998-2000) and VAC Service Corp.(1992-1998). She is currently serving as the Treasurer for the Board of Helping Hands Christian Pre-School. Ms Hawkins is affiliated with the New Jersey State Society of Certified Public Accountants, the Institute of Management Accountants and the Society for Human Resource Management.

Paul C. Baker, Director:

Paul C. Baker has served as a Director since June 18, 1998. Mr. Baker is the chairman of the Compensation committee and also serves on the audit committee. From 1986 to 2000 he was President of Sherwood Partners, Inc., a venture capital and management consulting company, which he founded, that focused on developing companies with high growth potential. From 2000 to present, he has been General Partner of PCB Associates, LLC which performs similar services. Prior to 1986, Baker held various management positions during 25 years of employment with American Cyanamid Co., including President of Cyanamid’s Shulton, Inc. subsidiary from 1977 to 1979 and Group Vice President of Cyanamid from 1979 to1984. Baker graduated from Lehigh University in 1959 and 1960 with degrees in Engineering and Liberal Arts and received his MBA degree from Fairleigh Dickinson University in 1963.

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

Donald Gunn, Vice President of Engineering and Director:

Donald Gunn has served as a Director since December 23, 1999. Since December 13, 1999, he has served as Vice President of Engineering. Gunn manages product development and strategic major account relationships for Media Sciences. He founded ultraHue, Inc., a manufacturer of ink and toner products for computer printers in March 1996. He served as President and Chief Executive Officer of ultraHue until we acquired ultraHue on December 13, 1999. From June 1997 to November 1998, he served as the Western Sales Manager for Invention Machine Corporation, a Boston based provider of software designed to aid engineers in the development of engineering solutions. From August 1995 to May 1997, he worked as Regional Manager for the Pacific Northwest for 3D Systems, located in Valencia, California, a company that produces stereo lithography machines. From October 1987 to August 1995, he worked for the Color Printer Division of Tektronix, Inc., located in Wilsonville, Oregon, in various sales and marketing positions, including Major Account Manager and VAR Account Manager for the Western United States. From July 1986 to October 1987, he worked as a sales manager for Silma, Inc., located in Santa Clara, California, a company that produced software for industrial equipment. From January 1985 to June 1986, he was the Western Area Sales Manager for AAB Robotics, located in Fort Collins, Colorado, a company that produced equipment for the welding industry. He received a Bachelors of Science degree in Electrical Engineering from the University of Illinois in 1974.

Henry Royer, Director:

Henry Royer has served as a Director since December 23, 1999. Mr. Royer serves on the Compensation committee. From 1965 to 1983, Mr. Royer held several positions at First National Bank of Duluth, serving as Executive Vice President/Loans when he left First National Bank. He then joined The Merchants National Bank of Cedar Rapids, now named US Bank Cedar Rapids, N.A., where he served as Chairman and President until August 1994. From September 1994 through December 31, 1997, he served as the President and Chief Executive Officer of River City Bank, Sacramento, California. He served as an Independent Trustee of Berthel Growth & Income Trust I from its date of inception in 1995 through February 5, 1999, when he resigned to join Berthel Fisher & Company Planning Inc., and was elected President of Berthel Trust in July 1999. He was elected President of Berthel SBIC, LLC in August 1999. He currently serves as Chairman of the board of Cedar Rapids Bank and Trust and as a member of the board of QCRH a bank holding company. He also serves on various Boards of privately-held companies. He graduated in 1953 from Colorado College with a B.A. in Money and Banking.

Alan Bazaar, Director:

Alan Bazaar has served as a Director since June 30, 2004. He is a Certified Public Accountant. Mr. Bazaar is a Vice President and Portfolio Manager at Richard L. Scott Investments, LLC. His responsibilities include co-managing a public company portfolio for Richard L. Scott Investments, LLC, a value-oriented, family investment office, focused on both public and private equity investments. Mr. Bazaar performs all elements of due diligence on perspective investment companies. From 1995 to July 1999, Mr. Bazaar was with Arthur Andersen LLP. At Arthur Andersen, he worked for both the Assurance and Financial Buyer's Practices and in his last position he served as a Supervisory Senior Consultant in their Business Fraud and Investigation Services Unit. Mr. Bazaar graduated from Bucknell University in 1992 with a degree in History, and he received a MBA from New York University, Leonard N. Stern School of Business in 1997.

Board Committees and Meetings

During the fiscal year that ended on June 30, 2004, the Board of Directors held five meetings. During this period, all of the directors serving on the Board at the time attended or participated in more than 75% of the aggregate of the total number of meetings of the Board of Directors. The Audit Committee met three times in connection with fiscal year 2004.

We have an Audit Committee, which through the review of our 2003 fiscal year financials consisted of the following members of the Board of Directors: Edwin Ruzinsky, Paul Baker and Sagiv Shiv, a former board member. In connection with our fiscal year ended 2004, our Audit Committee consists of: Edwin Ruzinsky and Paul Baker.

Mr. Ruzinsky is a financial expert. The function of the Audit Committee includes reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of Media Sciences, reviewing with Media Sciences' independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distribution by Media Sciences. Each member of the Audit Committee is independent as defined under the American Stock Exchange's listing standards. The Audit Committee consists of non-employee directors whom Media Sciences has determined are free of any relationship that could influence their judgement as a committee member and are not associated with a major vendor to, or a customer of, Media Sciences.

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

We have not yet adopted a code of ethics applicable to our directors, officers and employees. We are in the process of implementing a code of ethics, and expect to adopt a code of ethics prior to September 2004 during our fiscal year 2005.

We presently do not have a separate nominating committee of the Board of Directors for the selection of directors, and do not have a nominating committee charter. Presently, all such actions are performed by the entire Board of Directors.

Other Information About Directors

None of the directors are directors of other reporting companies, are associated by family relationships, or have been involved in legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Media Sciences’ executive officers, directors, and persons who beneficially own more than ten percent of Media Sciences’ common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Media Sciences’ common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Media Sciences with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Media Sciences, Media Sciences is not aware of any material delinquencies in the filing of such reports, except as follows:

o	In connection with the obligation to make online filings commencing in 2003, officers and directors experienced delays in obtaining their respective initial Edgar filings codes, and, accordingly, were unable to file certain reports timely. These reports included the following:

o	On August 18, 2003, Frances Blanco filed a Form 5 reporting the acquisition of employee stock options granted on April 7, 2003.
o	On August 21, 2003, Duncan Huyler filed a Form 5 reporting the acquisition of employee stock options granted on April 7, 2003.
o	On August 21, 2003, Duncan Yates filed a Form 5 reporting the acquisition of employee stock options granted on April 7, 2003.
o	On August 25, 2003, Donald Gunn filed a Form 5 reporting the acquisition of employee stock options granted on April 6, 2003.
o	On August 25, 2003, Sagiv Shai, a former director, filed a Form 5 reporting the acquisition of stock options granted as director compensation on January 21, 2003.
o	On September 9, 2003, Michael Levin filed a Form 5 reporting the acquisition of employee stock options granted as of June 27, 2003.
o	On November 14, 2003, each of Paul Baker and Edwin Ruzinsky filed a Form 5 reporting the acquisition of stock options granted as director compensation on May 6, 2003.

o	Other untimely filings included the following:

o	On February 12, 2004, Berthel SBIC LLC filed a Form 4 reporting the acquisition of stock options granted in connection with director compensation on February 10, 2004.
o	On February 26, 2004, Sagiv Shai, a former director, filed a Form 4 reporting the acquisition of stock options granted as director compensation on February 10, 2004.
o	On July 7, 2004, Duncan Yates filed a Form 4 reporting the exercise of stock options and the sale of the underlying shares transacted on July 21, 2004. The reason for the late filing was the delay in obtaining replacement Edgar filing codes.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information concerning the annual and long-term compensation during our last three fiscal years of our Chief Executive Officer and all of our other officers (“Named Executive Officers”).

---------------------------         ----    ------------  -----------  -------------------  ----------------
                                                                       Long Term
                                                                       Compensation
                                         Annual Compensation           Awards
                                                                       Securities
                                                                       Underlying           All Other
Name and Principal Position         Year    Salary        Bonus        Options/SARS (#)     Compensation (a)
---------------------------         ----    ------------  -----------  -------------------  ----------------

Michael W. Levin                    2004    $200,000      $28,500                     0               $4,416
  Chief Executive Officer           2003    $150,000      $15,000 (b)           500,000 (c)           $2,593
  and President                     2002    $150,000      $15,000 (d)                 0               $2,625
Frances Blanco                      2004    $120,000      $ 3,500               100,000 (e)           $4,317
  Vice President and Treasurer      2003    $100,000      $15,000 (b)            25,000 (f)           $2,872
  and (former) Secretary            2002    $100,000      $15,000 (d)                 0               $2,787
Duncan Huyler                       2004    $120,000      $ 6,000               100,000 (e)           $3,418
  Vice President                    2003    $107,185      $ 8,000 (b)            25,000 (f)           $  888
                                    2002    $107,185      $ 8,000 (d)                 0               $  223
Duncan Yates                        2004    $130,000      $11,000                     0               $1,740
  Vice President                    2003    $116,845      $15,000 (b)            25,000 (f)           $  938
                                    2002    $118,184      $15,000 (d)                 0               $1,012
Donald Gunn                         2004    $100,000      $20,607                     0               $2,522
  Vice President                    2003    $ 90,833      $10,000                25,000 (f)           $2,087
                                    2002    $ 80,000      $     0                50,001 (g)           $1,510
Denise Hawkins                      2004    $ 64,890      $ 1,000                     0               $1,099
  Vice President                    2003    $ 51,731 (h)  $     0                     0               $  647
  (Principal Financial
  Officer) and Secretary
---------------------------         ----    ------------  -----------  -------------------  ----------------
(a)	Refers to our matching contribution under our 401(k) plan, and premiums for life insurance where the beneficiary is not the company.
(b)	Refers to bonus compensation, including deferred bonus of $15,000 for each of Levin, Blanco and Yates, and of $8,000 for Huyler.
(c)	Refers to stock options granted in June 2003, pursuant to an employment agreement effective as of July 1, 2003. The stock options are exercisable at $1.00 per share and expire in June 2008. Options to purchase 250,000 shares vested immediately and options to purchase an additional 250,000 shares vest ratably over the period July 1, 2003 through June 30, 2005. As of June 30, 2004, 375,000 options are vested.
(d)	Refers to bonus compensation, including deferred bonus of $7,500 for each of Levin, Blanco and Yates, and of $4,000 for Huyler.
(e)	On May 24, 2004, we issued to each of Frances Blanco and Duncan Huyler, stock options to purchase 100,000 shares of our common stock, of which 50,000 options vested on the grant date, and the remaining 50,000 options are subject to vesting over the period May 25, 2004 through May 24, 2006. The options are exercisable for ten years at $1.06 per share.
(f)	On April 7, 2003, we issued to each of Duncan Huyler, Frances Blanco, Duncan Yates and Donald Gunn, stock options to purchase 25,000 shares of common stock. The stock options vested on April 6, 2004 and are exercisable until April 5, 2008 at $0.50 per share.
(g)	Refers to stock options, granted in fiscal year 2000 and reissued in fiscal year 2002, to purchase 50,001 shares of our common stock, subject to vesting over a three year period, exercisable for five years at $1.27 per share.
(h)	Became an officer on February 12, 2003. Her reported fiscal year 2003 compensation covers the full fiscal year.

Stock Option Information

Option Grants in Fiscal 2004

The table below sets forth information concerning stock options granted during the fiscal year ended June 30, 2004 to the Named Executive Officers. The percentage of total stock options is based on 247,500 stock options granted to officers, directors, and employees during the 2004 fiscal year.

----------------  ----------  --------------  -----------  ----------
                  Number of
                  Securities  Percent of
                  Underlying  Total Options
                  Options     Granted to      Exercise of
                  Granted     Employees in    Base Price   Expiration
Name              (#)         Fiscal Year     ($/Sh)       Date
----------------  ----------  --------------  -----------  ----------
Frances Blanco       100,000             40%        $1.06     5-24-14
Duncan Huyler        100,000             40%        $1.06     5-24-14
----------------  ----------  --------------  -----------  ----------

Option Exercises in Fiscal 2004 and Year End Option Values

The following table sets forth information concerning the value of unexercised stock options at June 30, 2004 for the Named Executive Officers. The dollar values of the options was determined by multiplying the number of stock options by the difference between the fair market value of a share of common stock underlying an option and the exercise price of the option. Out-of-the-money options are reported as having a dollar value of $0. The last sale price of a share of our common stock on June 30, 2004 was $1.54, as reported by AMEX.

-----------------  -----------  --------  --------------------------  --------------------------
                   Number of
                   Shares                 Number of Unexercised         Value of Unexercised
                   Acquired     Value     Securities Underlying         In-the-Money Options
Name               on Exercise  Realized  Options at Fiscal Year End    at Fiscal Year End
                                          --------------------------  --------------------------
                                          Exercisable  Unexercisable  Exercisable  Unexercisable
-----------------  -----------  --------  -----------  -------------  -----------  -------------
Michael W. Levin             0         0      375,000        125,000     $202,500        $67,500
Frances Blanco               0         0       82,741         50,000     $ 52,245        $24,000
Duncan Huyler                0         0       84,265         50,000     $ 53,937        $24,000
Duncan Yates (a)         5,000    $2,250      145,430              0     $ 55,995        $     0
Donald Gunn                  0         0       75,001              0     $ 39,500        $     0
Denise Hawkins               0         0        6,668          3,334     $      0        $     0
-----------------  -----------  --------  -----------  -------------  -----------  -------------
(a)	Exercised 5,000 options on July 21, 2004. The value realized upon exercise was determined by market value per share of common stock on that date of $1.70 less the exercise price of options. At year end 2004, Yates held 17,000 out-of-the money options which are not included in the column of unexercised in-the-money options value.

Director Compensation

We have a compensation plan for our independent directors. Eligible outside directors are paid $5,000 per year, payable quarterly, for attendance at regular and special meetings and may be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and for other expenses incurred in their capacity as directors of Media Sciences. Outside directors are granted five or ten year stock options under the incentive stock option plan to purchase 10,000 shares of common stock, exercisable at the fair market value on the date of appointment to the Board. Outside directors will also be granted, annually, additional stock options to purchase 5,000 shares of common stock.

Employment Agreement with Named Executive Officer

Michael W. Levin serves as our Chief Executive Officer and President pursuant to a five-year employment agreement that began as of July 1, 2003. His current annual salary for fiscal year 2004 is to be $200,000. We granted him 500,000 five-year stock options to purchase 500,000 shares of common stock. The exercise price for the stock options is $1.00 per share. Stock options to purchase 250,000 shares vested immediately, additional stock options to purchase 125,000 shares vested on June 30, 2004, and the remaining 125,000 stock options are to vest ratably over the period July 1, 2004 through June 30, 2005. These stock options are cumulative and are subject to anti-dilution rights.

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

The employment agreement provides for termination for cause.

Stock Option Plan

Under our incentive stock option plan for employees, which was adopted by our Board of Directors and approved by our shareholders in 1998, we reserved 500,000 shares of our common stock for issuance pursuant to exercises of incentive stock options. An incentive stock option entitles the holder to purchase a share of our common stock at a purchase price equal to the fair market value of the common stock on the day of grant. During the year ended June 30, 2004, no stock options granted under this stock option plan were exercised. As of June 30, 2004, we had outstanding stock options to purchase 367,156 shares of common stock, exercisable, subject to vesting, for five or ten years from the date of grant at prices of $0.43 to $4.00. If we undergo a “change of control,” the incentive based stock options shall vest immediately.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The table below sets forth, as of July 28, 2004, the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock, except that the security ownership of management is provided in a separate table. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. As of July 28, 2004, we had 9,932,210 shares of common stock issued and outstanding.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of stock options and warrants are listed separately. For each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

----------------------------------------  -------------------    -----------------   --------
                                                                 Additional Shares
Name and Address                          Amount and Nature      Acquirable Within   Percent
of Beneficial Owner                       of Beneficial Owner    60 days             of Class
----------------------------------------  -------------------    -----------------   --------
Berthel SBIC, LLC (a)                               1,112,797              353,000      14.3%
  100 Second Street SE,
  Cedar Rapids, Iowa 52407
Richard L. Scott (b)                                1,829,750               10,000      18.5%
100 First Stamford Place
Stamford, Ct. 06902
----------------------------------------  -------------------    -----------------   --------
(a)	The beneficial owners of Berthel SBIC are: Thomas J. Berthel, Chief Executive Officer and Chairman; Ronald O. Brendengen, Chief Financial Officer and Chief Operation Officer; Henry Royer, President; Leslie D. Smith, Secretary; and Julie K. Driscoll, Assistant Secretary.
(b)	Holds the securities through different entities, including GFX Investments, LLC, for which he is the beneficial owner. Includes 6,000 shares purchased by the Frances Annette Scott Revocable Trust, of which his spouse is the trustee.

Security Ownership of Management

The table below sets forth, as of July 28, 2004, the shares of our common stock beneficially owned by each of our officers and directors, and by all of our officers and directors as a group. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. As of July 28, 2004, we had 9,932,210 shares of common stock issued and outstanding.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of stock options and warrants are listed separately. For each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

The address of each of the persons named in the table is c/o Media Sciences International, Inc., 40 Boroline Road, Allendale, New Jersey 07401, unless otherwise indicated.

----------------------------------------  -------------------    -----------------   --------
                                                                 Additional Shares
Name and Address                          Amount and Nature      Acquirable Within   Percent
of Beneficial Owner                       of Beneficial Owner    60 days             of Class
----------------------------------------  -------------------    -----------------   --------
Michael W. Levin (a)                                1,518,450         375,000           18.4%
Frances Blanco                                         40,775         132,741  (b)       1.7%
Duncan Huyler                                          40,775         134,265  (b)       1.7%
Duncan Yates                                           20,300         145,430  (b)       1.6%
Denise Hawkins                                            500          10,002  (c)       0.1%
Paul Baker                                             67,500         100,500  (d)       1.7%
Edwin Ruzinsky                                         20,000          40,000            0.6%
Donald Gunn                                            25,000          75,001  (b)       1.0%
Henry Royer (e)                                     1,112,797         353,000           14.3%
   c/o Berthel SBIC
   100 Second Street SE
   Cedar Rapids, Iowa 52407
Alan L. Bazaar (f)                                          0               0              0%
   c/o Richard L. Scott Investments, LLC
   100 First Stamford Place
   Stamford, Ct. 06902
----------------------------------------  -------------------    -----------------   --------
All present officers and directors
as a group (10 persons)                             2,846,097       1,365,939           37.3%
----------------------------------------  -------------------    -----------------   --------
(a)	Includes 120,000 shares owned by his minor children. Does not include stock options, scheduled to vest ratably over the period July 1, 2004 through June 30, 2005, exercisable into 125,000 shares.
(b)	Includes 50,000 stock options, scheduled to vest ratably from May 24, 2004 through May 24, 2006. The underlying 50,000 shares are included as shares for resale pursuant to this prospectus.
(c)	Includes 3,334 shares acquirable upon vesting of stock options scheduled to vest on July 15, 2004.
(d)	Includes beneficial ownership of warrants held by spouse to purchase 12,500 shares of common stock, expiring on June 12, 2007.
(e)	Henry Royer's reported beneficial ownership refers to the beneficial ownership of Berthel SBIC.
(f)	Alan Bazaar disclaims beneficial ownership of shares beneficially owned by Richard L. Scott or entities affiliated with Richard L. Scott, for which Mr. Scott is the beneficial owner.

Changes in Control

We do not have any arrangements that may result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

                                        Number of securities to       Weighted average
                                        be issued upon exercise       exercise price of        Number of securities
                                        of outstanding options,     outstanding options,     remaining available for
            Plan category                 warrants and rights        warrants and rights         future issuance
            -------------                 -------------------        -------------------         ---------------

Equity compensation plans approved by          1,087,156                        $1.01                 132,844
securities holders

Equity compensation plans not                  2,544,002                        $3.26                       0
approved by security holders

Total                                          3,631,158                        $2.58                 132,844

Plans in the Shareholder Approved Category

Under our incentive stock option plan for employees, directors and consultants, which was adopted by our Board of Directors and approved by our shareholders on August 10, 1998, we reserved 500,000 shares of our common stock for issuance pursuant to exercises of incentive stock options. An incentive stock option entitles the holder to purchase a share of our common stock at a purchase price equal to the fair market value of the common stock on the day of grant. As of June 30, 2004, we have outstanding incentive stock options to purchase 367,156 shares of common stock, exercisable, subject to vesting, for five or ten years from the date of grant, at prices of $0.43 to $4.00 per share.

Pursuant to an oral employment agreement effective as of July 2000, and as amended September 7, 2000, we issued to Duncan Yates stock options, which were reissued on May 6, 2001, to purchase up to 100,000 shares of common stock, of which stock options to acquire 50,000 shares vested immediately and stock options to acquire an additional 50,000 shares are subject to vesting upon us attaining certain specified corporate milestones, exercisable for five years at $1.25 per share. As of June 30, 2003, all 100,000 options are exercisable. In June 2004, Mr. Yates exercised options to purchase 5,000 shares at $1.25 per share and sold these shares into the open market at $1.70 per share.

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

Plans Not in the Shareholder Approved Category

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

On May 31, 2001, we issued warrants to purchase up to 200,000 shares of our common stock exercisable for five years at $1.00 per share in consideration for consulting services. In July 2004, three warrant holders exercised their warrants to purchase 25,000 shares each at $1.00 per share.

On June 14, 2002, in connection with the issuance of short-term promissory notes, we issued warrants to purchase up to 87,500 shares of our common stock exercisable for five years at $1.00 per share.

On May 24, 2004, we issued to two of our management level employees, Frances Blanco and Duncan Huyler, options to purchase 100,000 shares of our common stock, of which 50,000 options vested on the grant date, and the remaining 50,000 options are subject to vesting over the period May 25, 2004 through May 24, 2006. The options are exercisable for ten years at $1.06 per share.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Between August 2000 and September 2003, we borrowed an aggregate of $450,000 from Michael W. Levin, our President. The funds were used for general corporate purposes. The debt was structured through two notes payable. The first note, in the amount of $255,000, bore an interest rate of 10% per annum and was payable in monthly installments of interest only through May 2004. The second note, in the amount of $195,000, bore an interest rate of 20% per annum and was payable in monthly installments of interest only through May 2005. In January 2004, Mr. Levin, voluntarily reduced the interest rate on the loan due May 2005 to 10%. We repaid both loans in May and June 2004. There is no representation or assurance made that Mr. Levin will make any further loans to us.

The terms of loans from our officers, directors, and others having relationships with our officers and directors were determined by the Board of Directors in light of our financial condition, the terms of previous borrowings from such persons, and the terms on which short-term loans were available from public resources. The terms of these loans were deemed fair to the company and viewed as arm’s length transactions. There are no ongoing contractual or other commitments with any of these persons resulting from these transactions, and there is no representation or assurances made that any of these persons will make any further loans to us.

On June 5, 2001, we issued a $400,000 promissory note and warrants to purchase up to 200,000 shares of our common stock at $1.00 per share to Consonant Services Group. The note matured on June 5, 2003 and bore a simple interest at the rate of 12% per year. The note was secured by a security agreement which covered all corporate assets. Two members of this investor group were persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Baker is a director of Media Sciences and Mitchell Baker is the son of Paul Baker. On June 5, 2003, we repaid the $400,000 note due to the Consonant Services Group, through the issuance of eight, $50,000 promissory notes, due on June 5, 2005 and carrying a 20% interest rate, to the eight individuals comprising the Consonant Services Group. These notes were unsecured. In June 2004, we repaid these notes after securing a one year, $400,000 term loan from our bank, carrying an interest rate of the banks base rate plus 2%. At June 30, 2004, the interest rate on this term loan was 6%. In July 2004, three warrant holders exercised a total of 75,000 warrants for proceeds to the Company of $75,000.

On June 14, 2002, we issued short-term promissory notes aggregating $175,000 and warrants to purchase up to 87,500 shares of our common stock exercisable for five years at $1.00 per share to seven note holders: Paul Levin, Frank and Edna Blanco, Nathan D. Watters, Adam H. Watters, Mitchell Baker, Esther Baker, and Harold and Marsha Kugelman. The notes matured in December 2002 and bore simple interest at the rate of 12% per year. In December 2002, we repaid the $175,000 borrowed in June through cash principal payments of $75,000 and through the issuance of new, one-year notes aggregating $100,000 and bearing simple interest of 20%, payable quarterly. In December 2003, we repaid the notes in full. The note holders were persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; Mitchell Baker is the son of Paul Baker, a director of Media Sciences; and Esther Baker is the wife of Paul Baker.

On September 24, 2002, we granted options to purchase 5,000 shares of common stock, exercisable for ten years at $0.65 per share to each of Paul Baker, Berthel SBIC, and Ed Ruzinsky in connection with their services on the Board of Directors.

In October 2002, we borrowed $100,000 at a 23% interest rate, with interest due monthly, from Paul Baker, a director of Media Sciences. This loan matured in, and was repaid in, October 2003.

On November 19, 2002, Edwin Ruzinsky purchased 10,000 shares of Media Sciences common stock for $6,500 in the open market.

In December 2002, we borrowed $25,000 at a 23% interest rate, with interest due monthly, from Duncan Yates, an officer. This loan matured in and was repaid in December 2003.

On January 1, 2003, we granted options to purchase 10,000 shares of common stock, exercisable for ten years at $0.60 per share to Sagiv Shiv in connection with his services on the Board of Directors.

On April 7, 2003, we issued to each of Duncan Huyler, Frances Blanco, Duncan Yates and Donald Gunn, stock options to purchase 25,000 shares of common stock. The stock options vested on April 6, 2004 and are exercisable until April 5, 2008 at $0.50 per share.

On May 6, 2003, we granted options to purchase 10,000 shares of common stock, exercisable for ten years at $0.43 per share, to each of Paul Baker and Ed Ruzinsky in connection with their services on the Board of Directors.

In June 2003, pursuant to an employment agreement effective as of July 1, 2003, we issued to Michael Levin stock options to purchase up to 500,000 shares of common stock, exercisable at $1.00 per share and expiring in June 2008. Options to purchase 250,000 shares vested immediately, options to purchase an additional 125,000 shares vested on June 30, 2004, and options to purchase an additional 125,000 shares are to vest ratably over the period July 1, 2004 through June 30, 2005.

On February 10, 2004, we granted options to purchase 5,000 shares of common stock, exercisable for ten years at $0.85 per share to each of Paul Baker, Ed Ruzinsky, Berthal SBIC and Sagiv Shiv in connection with their services on the Board of Directors.

On January 16, 2004, Denise Hawkins purchased 500 shares in the open market for $530.

On May 11, 2004, Michael Levin gifted an aggregate of 22,000 shares to his minor children.

On May 11, 2004, Shiv Sagiv resigned from our board of directors due to personal reasons.

On May 24, 2004, we issued to each of Frances Blanco and Duncan Huyler stock options to purchase 100,000 shares of our common stock, of which 50,000 options vested on the grant date, and the remaining 50,000 options are subject to vesting over the period May 25, 2004 through May 24, 2006. The options are exercisable for ten years at $1.06 per share.

On June 21, 2004, Duncan Yates exercised 5,000 stock options at $1.25 per share, and sold 5,000 shares of common stock in the open market at $1.70 per share.

On June 30, 2004, we sold 1,000,000 shares of common stock to GFX Investments, LLC, an entity controlled by Richard L. Scott, for $1.25 million. In conjunction with the investment, we agreed to appoint a nominee of GFX Investments, Alan Bazaar, Vice President and Portfolio Manager for Richard L. Scott Investments, LLC, to our board of directors, and we granted Mr. Scott 10,000 stock options, exercisable at $1.69 per share for five years in connection with Board of Directors services. At various times between March 17, 2004 and May 21, 2004, Mr. Scott, through entities controlled by him, purchased an aggregate of 823,750 shares in the open market, at prices of $1.07 to $1.36 per share, for an aggregate purchase price of $982,513. On June 3, 2004, the Frances Annette Scott Revocable Trust, of which Mr. Scott’s spouse is the trustee, purchased 6,000 shares in the open market for $6,735.

ITEM 13.    EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-B are included in Exhibits to this Report as follows:

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
4.6         Certificate of Amendment of Certificate of Designation of Series A
            Preferred Stock (Incorporated by reference to Exhibit 3(i)(6) of
            Annual Report on Form 10-KSB filed on September 15, 2003).
4.7         Certificate of Amendment of Certificate of Designation of Series A
            Preferred Stock (Incorporated by reference to Exhibit 4.7 of
            Registration Statement on Form SB-2, Registration Number
            333-112340, filed on January 30, 2004).
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

10.4        Agreement with Consonant Services Group (Incorporated by
            reference to Exhibit 10.6 of Registration Statement on Form
            SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.5        Form of Warrant Agreement with Consonant Services Group
            (Incorporated by reference to Exhibit 10.11 of Registration
            Statement on Form SB-2, Registration Number 333-83668, filed on
            March 4, 2002).
10.6        Form of Amended Option Agreement with Frances Blanco
            (Incorporated by reference to Exhibit 10.8 of Registration
            Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.7        Form of Amended Option Agreement with Duncan Huyler
            (Incorporated by reference to Exhibit 10.9 of Registration
            Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.8        Form of Amended Option Agreement with Duncan Yates
            (Incorporated by reference to Exhibit 10.10 of Registration
            Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.9        Form of Amended Option Agreement with Donald Gunn
            (Incorporated by reference to Exhibit 10.12 of Registration
            Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.10       Form of Amended Option Agreement with Randy Hooker
            (Incorporated by reference to Exhibit 10.13 of Registration
            Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.11       Form of Promissory Note issued in June 2002 (Incorporated by reference to Exhibit 10.14 of Annual Report on Form 10-KSB filed on October 15, 2002).
10.12       Form of Warrants issued in June 2002 (Incorporated by reference to
            Exhibit 10.14 of Annual Report on Form 10-KSB filed on October 15,
            2002).
10.13       Form of Employment Agreement with Michael W. Levin (Incorporated by reference to Exhibit 10.16 of Annual Report on Form 10-KSB filed on September 15, 2003).
10.14       Form of Loan and Security Agreement (Incorporated by reference to
            Exhibit 10.17 of Annual Report on Form 10-KSB filed on September
            15, 2003).
10.15       Form of Option Agreement with Management issued April 2003
            (Incorporated by reference to Exhibit 10.15 of Registration
            Statement on Form SB-2, Registration Number 333-112340, filed on
            January 30, 2004).
10.16       Option Agreement with Frances Blanco issued May 2004 (Incorporated by reference to Exhibit 10.16 of Registration Statement on Form
            SB-2, filed on July 30, 2004).
10.17       Option  Agreement with Duncan Huyler issued May 2004 (Incorporated by reference to Exhibit 10.17 of Registration Statement on
            Form SB-2, filed on July 30, 2004).
10.18       First Amendment to Loan and Security Agreement, dated June 11, 2004
            (Incorporated by reference to Exhibit 10.18 of Registration
            Statement on Form SB-2, filed on July 30, 2004).
10.19       Term Note, dated June 11, 2004 (Incorporated by reference to
            Exhibit 10.19 of Registration Statement on Form SB-2, filed on
            July 30, 2004).
10.20       Common Stock Purchase Agreement, dated June 30, 2004 (Incorporated by reference to Exhibit 10.20 of Registration Statement on
            Form SB-2, filed on July 30, 2004).
10.21       Registration Rights Agreement, dated June 30, 2004 (Incorporated by reference to Exhibit 10.21 of Registration Statement on Form SB-2,
            filed on July 30, 2004).
11*         Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part II -
            Item 7, contained in this Form 10-KSB.
21          Subsidiaries of the Registrant (Incorporated by reference to
            Exhibit 21 of Registration Statement on Form SB-2, filed on July
            30, 2004).
31.1*       Certification of CEO Pursuant to Securities Exchange Act Rule
            13a-14(a)/15d-14(a)
31.2*       Certification of CFO Pursuant to Securities Exchange Act Rule
            13a-14(a)/15d-14(a)
32.1*       Certification of CEO Pursuant to Securities Exchange Act Rule
            13a-14(b) and 18 U.S.C. Section 1350
32.2*       Certification of CFO Pursuant to Securities Exchange Act Rule
            13a-14(b) and 18 U.S.C. Section 1350
__________

*    Filed herewith.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by J.H. Cohn LLP, our current principal independent registered public accounting firm, during the year ended June 30, 2004 was $11,315. Fees for audit services provided by Wiss & Company, LLP, our former principal accountant, during the years ended June 30, 2003 and 2004 were $46,624 and $11,710, respectively.

Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years ended June 30, 2003 and 2004.

Tax Fees

Fees for tax services provided by J.H. Cohn LLP, our current principal independent registered public accounting firm, during the year ended June 30, 2004 was $1,172. Fees for tax services provided by Wiss & Company, LLP, our former principal accountant, during the years ended June 30, 2003 and 2004 were $9,153 and $7,895, respectively.

Tax services related primarily to the preparation of company tax filings with regulatory agencies.

All Other Fees

There were no other fees billed for services.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: September 28, 2004

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES	TITLE	DATE

/s/ Michael W. Levin Michael W. Levin	Chairman of the Board, President and Chief Executive Officer	September 28, 2004

/s/ Denise Hawkins Denise Hawkins	Vice President, Controller (Principal Financial Officer) and Secretary	September 28, 2004

/s/ Frances Blanco Frances Blanco	Director, Vice President, and Treasurer	September 28, 2004

/s/ Donald Gunn Donald Gunn	Director	September 28, 2004

/s/ Paul C. Baker Paul C. Baker	Director	September 28, 2004

/s/ Alan L. Bazaar Alan L. Bazaar	Director	September 28, 2004