Form 10QSB
period 2004-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2004-11-12
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number: 0-21853

MEDIA SCIENCES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0475073 (I.R.S. Employer Identification No.)

40 Boroline Road, Allendale, New Jersey 07401
(Address of principal executive offices)

(201) 236-9311
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of November 11, 2004, the issuer had 9,935,710 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [  ] NO [X]

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30,     June 30,
                                                                   2004            2004
                                ASSETS                          (Unaudited)
                                ------                         ------------    ------------

CURRENT ASSETS :
    Cash                                                       $    545,126    $    666,116
    Accounts receivable, less allowance for
       doubtful accounts of $35,000                               2,602,303       1,626,287
    Insurance claim receivable                                         --           500,000
    Inventories                                                   2,343,700       2,274,088
    Deferred tax assets                                             968,208       1,126,434
    Prepaid expenses and other current assets                       474,262         280,530
                                                               ------------    ------------
        Total Current Assets                                      6,933,599       6,473,455
                                                               ------------    ------------

PROPERTY AND EQUIPMENT, NET                                       1,196,859       1,072,186
                                                               ------------    ------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                     4,466,796       4,468,973
    Other assets                                                     69,859          48,100
                                                               ------------    ------------
                                                                  4,536,655       4,517,073
                                                               ------------    ------------

TOTAL ASSETS                                                   $ 12,667,113    $ 12,062,714
                                                               ============    ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
    Bank debt                                                  $  2,606,685    $  2,189,054
    Short-term debt and current maturities of long-term debt         27,668          39,081
    Accounts payable                                              2,245,438       2,511,117
    Accrued expenses and other current liabilities                  209,830         248,580
    Income taxes payable                                             70,999          92,651
    Accrued product warranty                                        339,247         340,592
    Deferred revenue                                                333,706         153,273
                                                               ------------    ------------
        Total Current Liabilities                                 5,833,573       5,574,348
                                                               ------------    ------------

OTHER LIABILITIES :
    Deferred tax liabilities                                        543,880         543,880
                                                               ------------    ------------
        Total Other Liabilities                                     543,880         543,880
                                                               ------------    ------------

TOTAL LIABILITIES                                                 6,377,453       6,118,228
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value
       Authorized 1,000,000 shares; none issued                        --              --
    Common Stock, .001 par value
       Authorized 20,000,000 shares;
           issued 9,935,710 shares in September,
           9,857,210 shares in June                                   9,937           9,858
    Additional paid-in capital                                    7,503,212       7,425,540
    Cost of 10,564 shares of common stock in treasury               (20,832)        (20,832)
    Accumulated deficit                                          (1,202,657)     (1,470,080)
                                                               ------------    ------------
        Total Shareholders' equity                                6,289,660       5,944,486
                                                               ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 12,667,113    $ 12,062,714
                                                               ============    ============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     Three Months Ended
                                                       September 30,
                                                    2004          2003
                                                 -----------   -----------

NET SALES                                        $ 4,851,869   $ 3,615,518
                                                 -----------   -----------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation     2,499,613     1,614,637
    Depreciation                                      63,319       145,156
                                                 -----------   -----------

        Total cost of goods sold                   2,562,932     1,759,793
                                                 -----------   -----------

GROSS PROFIT                                       2,288,937     1,855,725
                                                 -----------   -----------

OTHER COSTS AND EXPENSES:

    Selling, general and administrative            1,724,162     1,310,751
    Depreciation and amortization                     66,549        62,447
                                                 -----------   -----------

        Total other costs and expenses             1,790,711     1,373,198
                                                 -----------   -----------

INCOME FROM OPERATIONS                               498,226       482,527

INTEREST EXPENSE                                      52,520       107,308
                                                 -----------   -----------

INCOME BEFORE INCOME TAXES                           445,706       375,219
                                                 -----------   -----------

PROVISION FOR INCOME TAXES:
    Current                                           20,057        33,636
    Deferred                                         158,226       116,318
                                                 -----------   -----------

                                                     178,283       149,954
                                                 -----------   -----------

NET INCOME                                       $   267,423   $   225,265

PREFERRED STOCK DIVIDENDS                               --         157,406
                                                 -----------   -----------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS     $   267,423   $    67,859
                                                 ===========   ===========

BASIC WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                        9,913,916     3,577,210
                                                 ===========   ===========

DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                       10,482,432     3,589,880
                                                 ===========   ===========

BASIC AND DILUTED NET INCOME PER SHARE
APPLICABLE TO COMMON SHAREHOLDERS                $      0.03   $      0.02
                                                 ===========   ===========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

                                                                Additional                                  Total
                                             Common Stock         Paid-in      Treasury    Accumulated    Shareholders'
                                       ----------------------
                                         Shares       Amount      Capital       Stock        Deficit        Equity
                                       -----------   --------   -----------   ---------    -----------    -----------

BALANCES, JUNE 30, 2004                $ 9,857,210   $  9,858   $ 7,425,540   $ (20,832)   $(1,470,080)   $ 5,944,486

   Issuance of common stock for
       exercise of stock warrants           75,000         75        74,925        --             --           75,000
   Issuance of common stock for
        exercise of stock options            3,500          4         2,747        --             --            2,751

   Net income                                 --         --            --          --          267,423        267,423
                                       -----------   --------   -----------   ---------    -----------    -----------
BALANCES, SEPTEMBER 30, 2004             9,935,710      9,937     7,503,212     (20,832)    (1,202,657)   $ 6,289,660
                                       ===========   ========   ===========   =========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         Three Months Ended
                                                                           September 30,
                                                                         2004         2003
                                                                       ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES :
    Net income                                                         $ 267,423    $ 225,265
    Adjustments to reconcile net Income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                   129,868      207,603
         Deferred income taxes                                           158,226      116,318
         Provision for bad debts                                           2,778       17,259
         Changes in operating assets and liabilities :
             Accounts receivable                                        (978,794)      86,223
             Insurance claim receivable                                  500,000         --
             Inventories                                                 (69,612)     (38,584)
             Prepaid expenses and other current assets                  (193,732)      (1,939)
             Other assets                                                (21,759)     (22,818)
             Accounts payable                                           (265,679)    (144,461)
             Income taxes payable                                        (21,652)        --
             Accrued expenses and other current liabilities              (40,095)     (64,437)
             Accrued expense - supplier                                     --       (107,952)
             Deferred revenue                                            180,433      (23,722)
                                                                       ---------    ---------
                 Net cash provided by (used in) operating activities    (352,595)     248,754
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                 (252,364)     (47,809)
                                                                       ---------    ---------
                 Net cash used in investing activities                  (252,364)     (47,809)
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank debt                                                            517,631     (148,701)
    Bank term loan payments                                             (100,000)        --
    Payments of debt                                                     (11,413)     (64,786)
    Proceeds from issuance of common stock                                77,751         --
                                                                       ---------    ---------
                 Net cash provided by (used in) financing activities     483,969     (213,487)
                                                                       ---------    ---------

NET DECREASE IN CASH                                                    (120,990)     (12,542)

CASH, BEGINNING OF PERIOD                                                666,116       66,467
                                                                       ---------    ---------

CASH, END OF PERIOD                                                    $ 545,126    $  53,925
                                                                       =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                      $  50,878    $ 100,976
                                                                       =========    =========
    Income taxes paid                                                  $  45,206         --
                                                                       =========    =========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. Except for the June 30, 2004 consolidated balance sheet, the consolidated financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim consolidated financial statements are of a normal recurring nature. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto and the report of our independent registered public accounting firm included in our Annual Report on Form 10-KSB for the year ended June 30, 2004. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 – STOCK-BASED COMPENSATION PRO FORMA DISCLOSURE :

The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under SFAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures. The Company has also adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). Under APB 25, because the exercise price of all of the Company’s stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

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

The fair value of options granted in 2004 and 2003 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively:

                                                                  Three Months Ended
                                                                     September 30,
                                                                    2004       2003
         ----------------------------------------------------     ---------  --------
         Risk-free interest rate                                     4%         6%
         Dividend yield                                             0.0%       0.0%
         Expected common stock market price volatility factor        9%        74%
         Expected life of stock options                           10 years   10 years

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

                                                                        Three Months Ended
                                                                          September 30,

                                                                        2004         2003
                                                                     ---------    ---------
        Net income as reported                                       $ 267,423    $ 225,265
           Less preferred stock dividends                                 --        157,406
                                                                     ---------    ---------
        Income applicable to common shareholders                       267,423       67,859

        Stock-based employee compensation expense under fair value
            method, net of related tax effects                         (16,746)      (8,931)
                                                                     ---------    ---------
        Pro forma net income applicable to common shareholders       $ 250,677    $  58,928
                                                                     =========    =========

        Income per share applicable to common shareholders :
                Basic and diluted, as reported                           $0.03        $0.02
                                                                         =====        =====
                Basic, pro forma                                         $0.03        $0.02
                                                                         =====        =====
                     Diluted, pro forma                                  $0.02        $0.02
                                                                         =====        =====

NOTE 4 – BANK LINE OF CREDIT :

We have an agreement with a lender under which we can borrow up to $3,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.75% over the lender’s base rate, are payable on demand and are collateralized by all of the assets of the Company. As of September 30, 2004, $2.3 million was outstanding under this line and included in the bank debt in the accompanying condensed consolidated balance sheet. The interest rate was 6.5%. The line of credit expires on October 31, 2006.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental dilutive shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income per share applicable to common shareholders :

                                                                             Three Months Ended
                                                                                September 30,
                                                                              2004          2003
                                                                          -----------   -----------

         Numerator :
             Net income applicable to common shareholders - basic
                 and diluted                                              $   267,423   $    67,859
                                                                          ===========   ===========

         Denominator :
             Denominator for basic net income per share :
                 Weighted average shares                                    9,913,916     3,577,210

             Effect of dilutive securities -
                 stock options and warrants                                   568,516        12,670
                                                                          -----------   -----------
             Denominator for diluted earnings per share                    10,482,432     3,589,880
                                                                          ===========   ===========

             Net income per share applicable to common shareholders :
                 Basic                                                    $      0.03   $      0.02
                                                                          ===========   ===========
                 Diluted                                                  $      0.03   $      0.02
                                                                          ===========   ===========

The following warrants and options to purchase common stock were excluded from the computation of diluted net income per share as of September 30, 2004 and 2003 because they were anti-dilutive for those periods:

                                                                                September 30,
                                                                              2004          2003
                                                                          -----------   -----------

             Anti-dilutive warrants and options                             1,850,650     3,189,423
                                                                          ===========   ===========

The assumed conversion of the Class A convertible preferred stock has been excluded from the computation of diluted net income per share for the three months ended September 30, 2003. Such conversion, when taking into account the additional income applicable to common shareholders generated by the elimination of the dividend, would be anti-dilutive.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RECALL AND WARRANTY EXPENSES:

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

Changes in accrued product warranty for the three months ended September 30, 2004 and 2003 are as follows:

                                                               Three Months Ended
                                                                 September 30,
                                                               2004         2003
                                                             ---------    ---------

        Warranty reserve at the beginning of the period      $ 340,592    $ 250,000
                                                             ---------    ---------

               Warranty expenses accrued during the period     294,277      302,000
               Warranty claims settled during the period      (295,622)    (302,000)
                                                             ---------    ---------
        Net change in warranty reserve                          (1,345)        --
                                                             ---------    ---------

        Warranty reserve at end of period                    $ 339,247    $ 250,000
                                                             =========    =========

NOTE 7 – ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES :

Engineering and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs, including conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. For the three months ended September 30, 2004 and 2003, engineering and product development costs were approximately $106,000 and $8,000, respectively.

NOTE 8 – ADVERTISING EXPENSES :

The Company accounts for advertising costs in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expenses are deferred until first use of the advertising. Deferred advertising costs at September 30, 2004 and 2003 totaled approximately $84,000 and $69,000, respectively. Advertising expense for the three months ended September 30, 2004 and 2003 amounted to approximately $215,000 and $105,000, respectively.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT INFORMATION:

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales, cost of goods sold, gross margins and operating income in the same format reviewed by the Company’s chief operating decision maker (the “management approach”). The Company has two reporting segments: “Media Sciences” and “Cadapult.” The Media Sciences segment is comprised of the operations connected with manufacturing and distributing color printer supplies, including ink sticks and toner cartridges through distributors. The Cadapult segment is comprised of selling supplies, including Media Sciences supplies, directly to certain end users and the sale and support of other computer graphics systems.

The Company assesses and measures segment operating results based on operating income. Asset information is not reported since the Company does not use this measure to assess performance.

Net sales, cost of goods sold and other related segment information follows:

                                                                        September 30,
                                                                     2004           2003
                                                                  -----------    -----------
Net sales:
     Media Sciences                                               $ 4,126,499    $ 2,891,116
     Cadapult                                                         829,315        860,070
     Elimination                                                     (103,945)      (135,668)
                                                                  -----------    -----------
          Totals                                                  $ 4,851,869    $ 3,615,518
                                                                  ===========    ===========

Cost of goods sold:
     Media Sciences                                               $ 2,109,350    $ 1,360,267
     Cadapult                                                         550,116        552,670
     Elimination                                                      (96,534)      (153,144)
                                                                  -----------    -----------
          Totals                                                  $ 2,562,932    $ 1,759,793
                                                                  ===========    ===========

Gross profit:
     Media Sciences                                               $ 2,017,149    $ 1,530,849
     Cadapult                                                         279,199        307,400
     Elimination                                                       (7,411)        17,476
                                                                  -----------    -----------
          Totals                                                  $ 2,288,937    $ 1,855,725
                                                                  ===========    ===========

Selling, general, administrative and other expenses:
     Media Sciences                                               $ 1,565,066    $ 1,057,212
     Cadapult                                                         225,645        315,986
     Elimination                                                         --             --
                                                                  -----------    -----------
          Totals                                                  $ 1,790,711    $ 1,373,198
                                                                  ===========    ===========

Income from operations:
     Media Sciences                                               $   452,083    $   473,637
     Cadapult                                                          53,554         (8,586)
     Elimination                                                       (7,411)        17,476
                                                                  -----------    -----------
          Totals                                                  $   498,226    $   482,527
                                                                  ===========    ===========

Reconciliation to consolidated net income:
     Segment income from operations                               $   498,226    $   482,527
     Non-operating items                                              (52,520)      (107,308)
     Income taxes                                                    (178,283)      (149,954)
                                                                  -----------    -----------
     Net income                                                   $   267,423    $   225,265
                                                                  ===========    ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed September 28, 2004.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Sales.  Our consolidated sales for the three months ended September 30, 2004 compared to the same period in 2003, increased approximately 34% to $4.9 million from $3.6 million. Media Sciences sales increased approximately 43% to $4.1 million from $2.9 million. Cadapult sales decreased approximately 4% to $0.83 million from $0.86 million. Approximately 60% of the increase in Media Sciences sales was due to the shipment of new products, while 40% of the increase was due to increased sales of existing products.

Gross Profit.  The consolidated gross profit for the three months ended September 30, 2004 was $2.3 million, or approximately 47% of sales, as compared to $1.9 million, or approximately 51% of sales for the three months ended September 30, 2003. Media Sciences’ gross profit margins decreased to 49% from 53% in the prior year. Cadapult’s gross profit margins decreased slightly to 34% from 36%. The decrease in Media Sciences’ gross profit margins was due to a shift in the mix of toner product sales and to a temporary increase in our solid ink manufacturing costs.

Selling, General and Administrative.  Consolidated selling, general and administrative expenses for the three months ended September 30, 2004 increased to $1.7 million or 36% of sales, from $1.3 million or 36% of sales for the three months ended September 30, 2003. Media Sciences’ selling, general and administrative expenses increased slightly to 38% of sales from 37% of sales. The increase in Media Sciences’ selling, general and administrative expenses was primarily due to increased sales, marketing and new product development costs. Cadapult’s selling, general and administrative expenses decreased to 27% of sales from 37% of sales primarily due to a shift in the allocation of overhead from Cadapult to Media Sciences. The allocation of overhead has shifted from Cadapult to Media Sciences due to the relative increases in management time, financial resources, and space resulting from the focus on growing the Media Sciences business.

Depreciation and Amortization.  For the three months ended September 30, 2004 compared to the same period in 2003, our depreciation and amortization expense decreased to $0.13 million, of which $0.06 million was included in cost of goods sold, from $0.2 million of which $0.15 million was included in cost of goods sold. The decrease in depreciation was due to substantially all of the No-Cap Color printer assets and one Media Sciences’ tooling investment being fully depreciated in our last fiscal year. Amortization of intangibles for the three months ended September 30, 2004 was $2,177 and for the three months ended September 30, 2003 was $2,317.

Interest Expense.   For the three months ended September 30, 2004 compared to the same period in 2003, our interest expense decreased to $0.05 million from $0.1 million due to the retirement of high interest rate debt during our fiscal 2004 year.

Income Taxes.  For the three months ended September 30, 2004, we recorded a current income tax expense of $0.02 million and a deferred income tax expense of $0.16 million as compared to a current income tax expense of $0.03 million and a deferred income tax expense of $0.12 million in 2003. For the three months ended September 30, 2004, we recorded the current income tax expense because of New Jersey’s suspension of the use of 50% of net operating loss carry forwards. For the three months ended September 30, 2003, we recorded the current income tax expense because of New Jersey’s full suspension of the use of net operating loss carry forwards. An effective aggregate state and federal tax rate of 40% was used for both periods.

Dividends.  There were no dividends for the three months ended September 30, 2004. For the three months ended September 30, 2003, we accrued $0.16 million of stock dividends to our preferred shareholders.

Net Income Applicable to Common Shareholders.  For the three month period ended September 30, 2004, we earned $0.27 million or $0.03 per share basic and diluted as compared earned $0.07 million or $0.02 per share basic and diluted for the corresponding three month period ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2004, we experienced negative cash flows of $0.12 million. Cash flows from operating activities resulted in negative cash flows of $0.35 million primarily due to net income of $0.27 million, non cash charges of $0.13 million for depreciation and amortization and $0.16 million for deferred income taxes, the receipt of the insurance claim receivable of $0.5 million and an increase in deferred revenue of $0.18 million, offset by an increase in accounts receivable of $1 million, an increase in prepaid expenses of $0.19 million and a decrease in accounts payable of $0.27 million.

The cash we used in investing activities included the purchase of equipment and tooling in the amount of $0.25 million.

Cash provided by financing activities was $0.48 million, comprised primarily of advances from our credit facility of $0.52 million and proceeds from stock option and warrant exercises of $0.08 million, offset by term loan payments of $0.1 million.

We have an agreement with a lender under which we can borrow up to $3,000,000 under a revolving line of credit, subject to availability of collateral. Borrowings bear interest at 1.75% over the lender’s base rate, are payable on demand and are collateralized by all assets of the Company. As of September 30, 2004, $2.3 million was outstanding under this line.

We anticipate that our cash requirements over the next twelve months which will include increases in inventory associated with new product launches and capital expenditures associated with new product launches, the move to new facilities, and the acquisition of certain manufacturing equipment to scale our solid ink manufacturing, will be met through internal cash generated by increased sales and profitability, the use of our revolving line of credit and where appropriate operating leases.

INFLATION

We have historically offset any inflation in operating costs by a combination of increased productivity and price increases, where appropriate. We do not expect inflation to have a significant impact on our business in the future.

SEASONALITY

We anticipate that our cash flow from operations will be slightly better in the fall and winter months than in the spring and summer months. In the event that we are unable to generate sufficient cash flows from operations, we may be required to utilize other cash reserves, if any, or seek additional equity or debt financing to meet operating expenses, and there can be no assurance that there will be any other cash reserves or that additional financing will be available or, if available, on reasonable terms.

FORWARD LOOKING STATEMENTS

The foregoing management discussion and analysis contains forward-looking statements and information that are based on our management’s beliefs, as well as assumptions made by, and information currently available to our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including our continuing ability to obtain additional financing, dependence on contracts with suppliers, competitive pricing for our products, demand for our products which depends upon the condition of the computer industry, and the effects of increased indebtedness as a result of our business acquisitions. Except for the historical information contained in this new release, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from our management’s current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the such date, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: November 11, 2004	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: November 11, 2004	By: /s/ Denise Hawkins Denise Hawkins Vice President and Controller (Principal Financial Officer)