Form 10QSB
period 2004-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2005-02-14
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number: 0-21853

MEDIA SCIENCES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0475073 (I.R.S. Employer Identification No.)

8 Allerman Road, Oakland, NJ 07436
(Address of principal executive offices)

(201) 236-9311
(Issuer's telephone number)

40 Boroline Road, Allendale, NJ 07401
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of February 10, 2005, the issuer had 10,048,544 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [  ] NO [X]

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTER ENDED DECEMBER 31, 2004

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS                                      December 31,      June 30,
                                  ------                                         2004             2004
                                                                              (Unaudited)       (Note 1)
                                                                              ------------    ------------
CURRENT ASSETS :
    Cash                                                                      $    471,406    $    666,116
    Accounts receivable, less allowance for doubtful accounts of $35,000         2,988,244       1,626,287
    Insurance claim receivable                                                       --            500,000
    Receivable from landlord                                                        62,117            --
    Inventories                                                                  2,550,965       2,274,088
    Deferred income taxes                                                          812,714       1,126,434
    Prepaid expenses and other current assets                                      429,120         280,530
                                                                              ------------    ------------
        Total Current Assets                                                     7,314,566       6,473,455
                                                                              ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                      1,169,658       1,072,186
                                                                              ------------    ------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                                    4,465,284       4,468,973
    Other assets                                                                    69,858          48,100
                                                                              ------------    ------------

                                                                                 4,535,142       4,517,073
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $ 13,019,366    $ 12,062,714
                                                                              ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
    Bank debt                                                                 $  3,000,000    $  2,189,054
    Short-term debt and current maturities of long-term debt                        17,625          39,081
    Accounts payable                                                             1,488,485       2,511,117
    Accrued expenses and other current liabilities                                 363,360         248,580
    Income taxes payable                                                            82,209          92,651
    Accrued product warranty                                                       339,382         340,592
    Deferred revenue                                                               512,011         153,273
                                                                              ------------    ------------
        Total Current Liabilities                                                5,803,072       5,574,348
                                                                              ------------    ------------

OTHER LIABILITIES :
    Deferred tax liabilities                                                       543,880         543,880
                                                                              ------------    ------------
        Total Other Liabilities                                                    543,880         543,880
                                                                              ------------    ------------

TOTAL LIABILITIES                                                                6,346,952       6,118,228
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Common Stock, $0.001 par value;
       Authorized 20,000,000 shares; issued  10,032,710 shares in December,
       9,857,210 shares in June                                                     10,034           9,858
    Additional paid-in capital                                                   7,623,065       7,425,540
    Cost of 10,564 shares of common stock in treasury                              (20,832)        (20,832)
    Accumulated deficit                                                           (939,853)     (1,470,080)
                                                                              ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                                       6,672,414       5,944,486
                                                                              ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 13,019,366    $ 12,062,714
                                                                              ============    ============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        Three Months Ended            Six Months Ended
                                                           December 31,                 December 31,
                                                        2004          2003           2004          2003
                                                    -----------   -----------    -----------   -----------

NET SALES                                           $ 5,107,492   $ 4,417,483    $ 9,959,361   $ 8,033,001
                                                    -----------   -----------    -----------   -----------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation        2,565,782     2,132,869      5,065,394   $ 3,747,507
    Depreciation                                         70,897       139,662        134,216       284,817
                                                    -----------   -----------    -----------   -----------

        Total cost of goods sold                      2,636,679     2,272,531      5,199,610     4,032,324
                                                    -----------   -----------    -----------   -----------

GROSS PROFIT                                          2,470,813     2,144,952      4,759,751     4,000,677
                                                    -----------   -----------    -----------   -----------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative,
        excluding depreciation and amortization       1,920,820     1,478,072      3,644,983     2,788,823
    Depreciation and amortization                        59,121        67,139        125,670       129,586
                                                    -----------   -----------    -----------   -----------

        Total other costs and expenses                1,979,941     1,545,211      3,770,653     2,918,409
                                                    -----------   -----------    -----------   -----------

INCOME FROM OPERATIONS                                  490,872       599,741        989,098     1,082,268

INTEREST EXPENSE                                         52,865        93,900        105,386       201,208
                                                    -----------   -----------    -----------   -----------

INCOME BEFORE INCOME TAXES                              438,007       505,841        883,712       881,060
                                                    -----------   -----------    -----------   -----------

PROVISION FOR INCOME TAXES:
    Current                                              19,708        45,653         39,765        79,289
    Deferred                                            155,494       156,818        313,720       273,136
                                                    -----------   -----------    -----------   -----------
        Total provision for income taxes                175,202       202,471        353,485       352,425
                                                    -----------   -----------    -----------   -----------

NET INCOME                                              262,805       303,370        530,227       528,635

PREFERRED STOCK DIVIDENDS AND CHARGE FOR
INDUCED CONVERSION                                         --       1,913,824           --       2,071,230
                                                    -----------   -----------    -----------   -----------

NET INCOME (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS                                        $   262,805   $(1,610,454)   $   530,227   $(1,542,595)
                                                    ===========   ===========    ===========   ===========

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      9,937,043     3,577,210      9,925,916     3,577,210
                                                    ===========   ===========    ===========   ===========

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   10,361,754     3,577,210     10,409,873     3,577,210
                                                    ===========   ===========    ===========   ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
APPLICABLE TO COMMON SHAREHOLDERS                   $      0.03   $     (0.45)   $      0.05   $     (0.43)
                                                    ===========   ===========    ===========   ===========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2004
(UNAUDITED)

                                                                        Additional                                  Total
                                                    Common Stock         Paid-in      Treasury    Accumulated    Shareholders'
                                              ----------------------
                                                Shares       Amount      Capital       Stock        Deficit        Equity
                                              ----------   ----------   ----------   ----------    ----------    ----------

BALANCES, JUNE 30, 2004                        9,857,210   $    9,858   $7,425,540   $  (20,832)   $(1,470,080) $ 5,944,486

   Issuance of common stock for exercise of
      stock warrants                              75,000           75       74,925         --            --          75,000
   Issuance of common stock for exercise of
      stock options                              100,500          101      122,600         --            --         122,701

   Net income                                       --           --           --           --         530,227       530,227
                                              ----------   ----------   ----------   ----------    ----------    ----------
BALANCES, DECEMBER 31, 2004                   10,032,710       10,034    7,623,065      (20,832)     (939,853)   $6,672,414
                                              ==========   ==========   ==========   ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Six Months Ended
                                                                           December 31, 2004
                                                                          2004           2003
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net income                                                         $   530,227    $   528,635
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                     259,886        414,403
         Deferred income taxes                                             313,720        273,136
         Provision for bad debts                                             3,461         23,989
         Changes in operating assets and liabilities :
             Accounts receivable                                        (1,365,418)      (431,882)
             Insurance claim receivable                                    500,000           --
             Receivable from landlord                                      (62,117)          --
             Inventories                                                  (276,877)      (403,245)
             Prepaid expenses and other current assets                    (148,590)        52,286
             Other assets                                                  (21,758)       (83,620)
             Accounts payable                                           (1,022,632)       131,057
             Income taxes payable                                          (10,442)          --
             Accrued expenses and other current liabilities                113,570        (63,851)
             Accrued expense - supplier                                       --         (234,289)
             Deferred revenue                                              358,738        (54,432)
                                                                       -----------    -----------
                 Net cash provided by (used in) operating activities      (828,232)       152,187
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                   (353,669)      (102,610)
                                                                       -----------    -----------
                 Net cash used in investing activities                    (353,669)      (102,610)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank line of credit, net                                             1,210,946        278,927
    Bank term loan payments                                               (400,000)       (82,416)
    Payments of debt                                                       (21,456)       (21,456)
    Net repayments to officer                                                 --          (25,000)
    Repayments, loans from investors                                          --         (200,000)

    Proceeds from issuance of common stock, net                            197,701           --
                                                                       -----------    -----------
                 Net cash provided by (used in) financing activities       987,191        (49,945)
                                                                       -----------    -----------

NET DECREASE IN CASH                                                      (194,710)          (368)

CASH, BEGINNING OF PERIOD                                                  666,116         66,467
                                                                       -----------    -----------

CASH, END OF PERIOD                                                    $   471,406    $    66,099
                                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                      $    97,385    $   217,589
                                                                       ===========    ===========
    Issuance of common stock as dividend payment                       $      --      $   704,950
                                                                       ===========    ===========
    Income taxes paid                                                  $    52,775    $     8,626
                                                                       ===========    ===========
    Issuance of common stock for accrued interest on dividends         $      --      $    11,851
                                                                       ===========    ===========
    Conversion of preferred stock to common stock                      $      --      $ 2,856,485
                                                                       ===========    ===========
    Induced conversion of preferred stock                              $      --      $ 1,913,824
                                                                       ===========    ===========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. Except for the June 30, 2004 consolidated balance sheet, the consolidated financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim consolidated financial statements are of a normal recurring nature. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto and the report of our independent registered public accounting firm included in our Annual Report on Form 10-KSB for the year ended June 30, 2004. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 – STOCK-BASED COMPENSATION PRO FORMA DISCLOSURE :

The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) permits the Company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under SFAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures. As a result of amendments to SFAS 123, the Company will be required to expense employee stock options beginning with its quarter ending March 31, 2006. The Company has also adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). Under APB 25, because the exercise price of all of the Company’s stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income (loss) and income (loss) per share applicable to common shareholders is required by SFAS 123 and SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements.

The fair value of options granted in 2004 and 2003 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively:

                                                                 Three and Six Months Ended
                                                                        December 31,
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
        Expected life of stock options                            10 years        10 years

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

                                                              Three Months Ended             Six Months Ended
                                                                  December 31,                  December 31,
                                                              2004           2003           2004           2003
                                                           -----------    -----------    -----------    -----------
         Net income as reported                            $   262,805    $   303,370    $   530,227    $   528,635
            Less preferred stock dividends                        --        1,913,824           --        2,071,230
                                                           -----------    -----------    -----------    -----------
         Income (loss) applicable to common shareholders       262,805     (1,610,454)       530,227     (1,542,595)

         Stock-based employee compensation expense
             under fair value method, net of related
             tax effects                                       (24,728)       (19,006)       (41,474)       (27,937)
                                                           -----------    -----------    -----------    -----------

         Pro forma net income (loss)                       $   238,077    $(1,629,460)   $   488,753    $(1,570,532)
                                                           ===========    ===========    ===========    ===========

         Income (loss) per share applicable to common
         shareholders :
                 Basic and diluted, as reported            $      0.03    $     (0.45)   $      0.05    $     (0.43)
                                                           ===========    ===========    ===========    ===========
                 Basic and diluted, pro forma              $      0.02    $     (0.46)   $      0.05    $     (0.44)
                                                           ===========    ===========    ===========    ===========

NOTE 4 – BANK LINE OF CREDIT :

We have an agreement with a lender enabling us to borrow up to $3 million under a revolving line of credit. Borrowings bear interest at 0.75% over the lender’s base rate, are payable on demand and are collateralized by all of the assets of the Company. As of December 31, 2004, $3 million was outstanding under this line and included in the bank debt in the accompanying condensed consolidated balance sheet. As such, the credit line at December 31, 2004 was fully utilized. The interest rate was 6%. The line of credit expires on November 30, 2006.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed using the weighted average number of shares outstanding. Diluted income (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental dilutive shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted income (loss) per share :

                                                          Three Months Ended            Six Months Ended
                                                             December 31,                 December 31,
                                                          2004          2003           2004          2003
                                                       -----------   -----------    -----------   -----------

           Numerator :
             Income (loss) applicable to
                 common shareholders                   $   262,805   $(1,610,454)   $   530,227   $(1,542,595)
                                                       ===========   ===========    ===========   ===========

           Denominator :
             Denominator for basic earnings (loss)
                 per share :
                 Weighted average shares                 9,937,043     3,577,210      9,925,916     3,577,210
             Effect of dilutive securities -
                 stock options and warrants                424,711          --          483,957          --
                                                       -----------   -----------    -----------   -----------

             Denominator for diluted earnings (loss)
                 per share                              10,361,754     3,577,210     10,409,873     3,577,210
                                                       ===========   ===========    ===========   ===========

             Income (loss) per share :
                Basic                                  $      0.03   $     (0.45)   $      0.05   $     (0.43)

                                                       ===========   ===========    ===========   ===========
                Diluted                                $      0.03   $     (0.45)   $      0.05   $     (0.43)
                                                       ===========   ===========    ===========   ===========

The following warrants and options to purchase common stock were excluded from the computation of diluted income (loss) per share for the three and six months ended December 31, 2004 because they were anti-dilutive for those periods:

                                                          Three Months Ended            Six Months Ended
                                                             December 31,                 December 31,
                                                          2004          2003           2004          2003
                                                       -----------   -----------    -----------   -----------

                Anti-dilutive warrants and options         985,652          --          745,152          --
                                                       ===========   ===========    ===========   ===========

The conversion of the Class A convertible preferred stock has been excluded from the computation of diluted earnings per share for the three and six months ended December 31, 2003 (no shares of Class A convertible preferred stock were outstanding the six months ended December 31, 2004.) Such conversion, when taking into account the additional income applicable to common shareholders generated by the elimination of the dividend, would be anti-dilutive.

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

Changes in accrued product warranty for the three and six months ended December 31, 2004 and 2003 are as follows:

                                                    Three Months Ended        Six Months Ended
                                                       December 31,              December 31,
                                                    2004         2003         2004         2003
                                                  ---------    ---------    ---------    ---------

Warranty reserve at the beginning of the period   $ 339,247    $ 250,000    $ 340,592    $ 250,000
                                                  ---------    ---------    ---------    ---------

       Warranties accrued during the period         281,194      280,000      575,472      580,000
       Warranties settled during the period        (281,059)    (280,000)    (576,682)    (580,000)
                                                  ---------    ---------    ---------    ---------
Net change in warranty reserve                          135         --         (1,210)        --
                                                  ---------    ---------    ---------    ---------

Warranty reserve at December 31                   $ 339,382    $ 250,000    $ 339,382    $ 250,000
                                                  =========    =========    =========    =========

NOTE 7 – ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES :

Engineering and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs, including conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. For the three months ended December 31, 2004 and 2003, engineering and product development costs were $121,242 and $94,268, respectively. For the six months ended December 31, 2004 and 2003, engineering and product development costs were $227,711 and $102,268, respectively.

NOTE 8 – ADVERTISING EXPENSES :

The Company accounts for advertising costs in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expenses are deferred until first use of the advertising. Deferred advertising costs at December 31, 2004 and 2003 totaled $55,500 and $9,667, respectively. Advertising expense for the three months ended December 31, 2004 and 2003 amounted to $231,038 and $152,928, respectively. Advertising expense for the six months ended December 31, 2004 and 2003 amounted to $446,618 and $257,285, respectively.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – HEADQUARTERS FACILITY MOVE :

On September 30, 2004, we entered into a lease agreement, effective October 1, 2004, for office facilities located at 8 Allerman Road, Oakland, New Jersey. We commenced using the premises in February 2005 as our corporate headquarters, and for warehouse and manufacturing purposes. The lease is for a term of five years, at an annual rate of $296,318.

On January 20, 2005, we entered into a sublease agreement with Dynamic Imaging, Inc. (“Dynamic”). Pursuant to the sublease agreement, we agreed to sublease to Dynamic our leased premises at 40 Boroline Road, Allendale, New Jersey, 07401, at a yearly rent of $177,100. The sublease is for a term of six years and three months commencing March 1, 2005 and expiring on May 30, 2011, the expiration date of our lease. In addition, we have provided the tenant with four months of rent at no charge. Our current annual rent for 40 Boroline Road is $184,800 and will increase to $209,440 effective June 2006. The present value of the loss due to the discontinued use of the facility including the rent differential between the lease and the sublease, rental commissions and write-down of certain leasehold improvements will be recorded as a one-time charge in our quarter ending March 31, 2005.

In connection with the move, we anticipate moving expenses of approximately $100,000 and capital expenditures of approximately $300,000. The capital expenditures include leasehold improvements and additional equipment to support our expanded manufacturing capabilities.

For the six months ended December 31, 2004, we incurred approximately $25,000 of moving expenses. The balance will be incurred in our quarter ending March 31, 2005. In addition, substantially all of the capital expenditures will be made during our quarter ending March 31, 2005.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10– SEGMENT INFORMATION:

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

The Company assesses and measures segment operating results based on operating income. Asset information is not reported since the Company does not use this measure to assess performance. Net sales, cost of goods sold and other related segment information follows:

                                          Three Months Ended             Six Months Ended
                                              December 31,                  December 31,
                                          2004           2003           2004           2003
                                       -----------    -----------    -----------    -----------
Net sales:
     Media Sciences                    $ 4,380,848    $ 3,198,016    $ 8,507,347    $ 6,086,292
     Cadapult                              809,692      1,354,600      1,639,007      2,217,510
     Elimination                           (83,048)      (135,133)      (186,993)      (270,801)
                                       -----------    -----------    -----------    -----------
          Totals                       $ 5,107,492    $ 4,417,483    $ 9,959,361    $ 8,033,001
                                       ===========    ===========    ===========    ===========

Cost of goods sold:
     Media Sciences                    $ 2,210,534    $ 1,519,726    $ 4,319,884    $ 2,877,544
     Cadapult                              510,731        879,376      1,060,846      1,434,495
     Elimination                           (84,586)      (126,571)      (181,120)      (279,715)
                                       -----------    -----------    -----------    -----------
          Totals                       $ 2,636,679    $ 2,272,531    $ 5,199,610    $ 4,032,324
                                       ===========    ===========    ===========    ===========

Gross profit:
     Media Sciences                    $ 2,170,314    $ 1,678,290    $ 4,187,463    $ 3,208,748
     Cadapult                              298,961        475,224        578,161        783,015
     Elimination                             1,538         (8,562)        (5,873)         8,914
                                       -----------    -----------    -----------    -----------
          Totals                       $ 2,470,813    $ 2,144,952    $ 4,759,751    $ 4,000,677
                                       ===========    ===========    ===========    ===========

Selling, general, administrative and
other expenses:

     Media Sciences                    $ 1,755,533    $ 1,266,966    $ 3,320,599    $ 2,324,028
     Cadapult                              224,408        278,245        450,054        594,381
     Elimination                              --             --             --             --
                                       -----------    -----------    -----------    -----------
          Totals                       $ 1,979,941    $ 1,545,211    $ 3,770,653    $ 2,918,409
                                       ===========    ===========    ===========    ===========

Income from operations:
     Media Sciences                    $   414,781    $   411,324    $   866,864    $   884,720
     Cadapult                               74,553        196,979        128,107        188,634
     Elimination                             1,538         (8,562)        (5,873)         8,914
                                       -----------    -----------    -----------    -----------
          Totals                       $   490,872    $   599,741    $   989,098    $ 1,082,268
                                       ===========    ===========    ===========    ===========

Reconciliation to consolidated net
income:
     Segment income from operations    $   490,872    $   599,741    $   989,098    $ 1,082,268
     Non-operating items                   (52,865)       (93,900)      (105,386)      (201,208)
     Income taxes                         (175,202)      (202,471)      (353,485)      (352,425)
                                       -----------    -----------    -----------    -----------
     Net income                        $   262,805    $   303,370    $   530,227    $   528,635
                                       ===========    ===========    ===========    ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB filed September 28, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS :

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after December 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 15 1, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment ofAPB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

Sales.  Our consolidated sales for the three months ended December 31, 2004 compared to the same period in 2003, increased approximately 16% to $5.1 million from $4.4 million. During this same period, Media Sciences' sales increased approximately 37% to $4.4 million from $3.2 million and Cadapult's sales decreased 40% to $0.81 million from $1.4 million. Our consolidated sales for the six months ended December 31, 2004 compared to the same period in 2003, increased approximately 24% to $10 million from $8.0 million. During this same period, Media Sciences sales increased approximately 40% to $8.5 million from $6.1 million and Cadapult's sales decreased 26% to $1.6 million from $2.2 million. Cadapult's sales decreased significantly primarily due to unusually strong sales of computer graphics systems during quarter ending December 31, 2003.

Gross Profit.  The consolidated gross profit for the three months ended December 31, 2004 was $2.5 million, or approximately 48% of sales, as compared to $2.1 million, or approximately 49% of sales for the three months ended December 31, 2003. During this same period, Media Sciences’ gross profit margins decreased to 50% from 52% and Cadapult’s gross profit margins increased slightly to 37% from 35%. The consolidated gross profit for the six months ended December 31, 2004 was $4.8 million, or approximately 48% of sales, as compared to $4.0 million, or approximately 50% of sales for the six months ended December 31, 2003. During this same period, Media Sciences’ gross profit margins decreased to 49% from 53% and Cadapult’s gross profit margins remained at 35%. The decrease in Media Sciences’ gross profit margins was due to a shift in the mix of toner product sales and to increases in raw material costs for our solid inks.

Selling, General and Administrative.  Consolidated selling, general and administrative expenses for the three months ended December 31, 2004 increased to $2.0 million or 39% of sales, from $1.5 million or 35% of sales for the three months ended December 31, 2003. During this same period, Media Sciences’ selling, general and administrative expenses remained at 40% of sales, while Cadapult’s selling, general and administrative expenses increased to 28% of sales from 21% of sales. Consolidated selling, general and administrative expenses for the six months ended December 31, 2004 increased to $3.8 million or 38% of sales, from $2.9 million or 36% of sales for the six months ended December 31, 2003. During this same period, Media Sciences’ selling, general and administrative expenses increased slightly to 39% of sales from 38% of sales, while Cadapult’s selling, general and administrative expenses remained at 27% of sales. The increase in selling, general and administrative expenses can be attributed to increased expenditures for engineering and product development, marketing and sales personnel and to move related expenses.

Depreciation and Amortization.  For the three months ended December 31, 2004 compared to the same period in 2003, our depreciation and amortization expense decreased to $0.13 million, of which $0.07 million was included in cost of goods sold, from $0.2 million of which $0.14 million was included in cost of goods sold. For the six months ended December 31, 2004 compared to the same period in 2003, our depreciation and amortization expense decreased to $0.26 million, of which $0.13 million was included in cost of goods sold, from $0.41 million of which $0.28 million was included in cost of goods sold. The decrease in depreciation was due to substantially all of the No-Cap Color printer assets and one Media Sciences’ tooling investment being fully depreciated in our last fiscal year. Amortization of intangibles for the three months ended December 31, 2004 and 2003 was $1,511 and $2,317 respectively. Amortization of intangibles for the six months ended December 31, 2004 and 2003 was $3,688 and $4,633 respectively.

Interest Expense.   For the three months ended December 31, 2004 compared to the same period in 2003, our interest expense decreased to $0.053 million from $0.094 million. For the six months ended December 31, 2004 compared to the same period in 2003, our interest expense decreased to $0.11 million from $0.20 million. The decrease in interest expense was due to the retirement of high interest rate debt during our fiscal 2004 year.

Income Taxes.  For the three months ended December 31, 2004, we recorded a current income tax expense of $0.02 million and a deferred income tax expense of $0.16 million as compared to a current income tax expense of $0.05 million and a deferred income tax expense of $0.16 million in 2003. For the six months ended December 31, 2004, we recorded a current income tax expense of $0.04 million and a deferred income tax expense of $0.3 million as compared to a current income tax expense of $0.08 million and a deferred income tax expense of $0.3 million in 2003. For the three and six months ended December 31, 2004, we recorded the current income tax expense because of New Jersey’s suspension of the use of 50% of net operating loss carryforwards. For the three and months ended December 31, 2003, we recorded the current income tax expense because of New Jersey’s full suspension of the use of net operating loss carryforwards. An effective aggregate state and federal tax rate of 40% was used for all periods.

Dividends.  There were no dividends for the three and six months ended December 31, 2004. For the three months ending December 31, 2003, we incurred a non-cash induced conversion charge of $1,913,824 associated with the induced conversion of our preferred stock. For the six months ended December 31, 2003, we incurred a preferred stock dividend and induced conversion charge of $2,071,230.

Net Income (Loss) Applicable to Common Shareholders.  For the three month period ended December 31, 2004, we earned $0.26 million or $0.03 per share basic and diluted as compared to a loss of $1.6 million or $(0.45) per share basic and diluted (including the non-cash induced conversion charge of $0.54 per share) for the corresponding three month period ended December 31, 2003. For the six month period ended December 31, 2004, we earned $0.53 million or $0.05 per share basic and diluted as compared to a loss of $1.5 million or $(0.43) per share basic and diluted (including the non-cash induced conversion charge of $0.54 per share) for the corresponding six month period ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2004, we experienced negative cash flows of $0.19 million. Cash flows from operating activities resulted in negative cash flows of $0.83 million primarily due to net income of $0.53 million, non cash charges of $0.26 million for depreciation and amortization and $0.31 million for deferred income taxes, the receipt of the insurance claim receivable of $0.5 million and an increase in deferred revenue of $0.36 million, offset by an increase in accounts receivable of $1.4 million, an increase in prepaid expenses of $0.15 million and a decrease in accounts payable of $1 million.

The cash we used in investing activities included the purchase of equipment and tooling in the amount of $0.35 million.

Cash provided by financing activities was $0.99 million, comprised primarily of advances from our credit facility of $1.2 million and proceeds from stock option and warrant exercises of $0.2 million, offset by term loan payments of $0.41 million.

We have an agreement with a lender enabling us to borrow up to $3 million under a revolving line of credit. Borrowings bear interest at 0.75% over the lender’s base rate, are payable on demand and are collateralized by all of the assets of the Company. As of December 31, 2004, $3 million was outstanding under this line and as such, the credit line was fully utilized.

We have entered into a sublease for our space at 40 Boroline Road for the remaining term of that lease. In connection with the sublease, we have paid a real estate broker commission of approximately $73,000 and agreed to make approximately $25,000 in improvements to the space. Beyond the above costs, the sublease will generate negative cash flows of $15,400 per month for the first four months, $642 per month for the successive 11 months and $2,866 per month for the remaining 60 months of the lease. The present value of the loss due to the discontinued use of the facility including the rent differential between the lease and the sublease, rental commissions and write-down of certain leasehold improvements will be recorded as a one-time charge in our quarter ending March 31, 2005.

We anticipate that our cash requirements over the next twelve months which will include increases in inventory associated with new product launches and capital expenditures associated with new product launches, the move to new facilities, and the acquisition of certain manufacturing equipment to scale our solid ink manufacturing, will be met through internal cash generated by increased sales and profitability, collection of receivables, the use of our revolving line of credit and, where appropriate, operating leases. In addition, we are considering a private placement sale of approximately 500,000 shares of our common stock at $2 per share, which if completed, would provide us with $1 million for working capital purposes. Further, management expects that holders of certain outstanding warrants to purchase up to 236,500 shares of common stock, exercisable at $1.65 per share, will exercise the warrants prior to their expiration in March 2005, which, if exercised, would provide us with approximately $0.39 million. There can be no assurance that the stock sale will be completed or that the warrants will be exercised.

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

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the such date, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on December 17, 2004. A quorum being present either in person or by proxy, the shareholders voted on the following matters:

1.	the election of seven directors to serve until the next annual meeting and until their successors have been duly elected and qualified;
2.	the ratification of the issuances of employment-issued stock options for 200,000 shares of common stock; and
3.	the ratification of the selection of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2005.

No other matters were voted on. The number of votes cast was:

For	Withheld Authority
1.	Election of directors
Michael W. Levin	8,942,582	993,126
Frances Blanco	8,942,582	993,126
Paul C. Baker	8,942,582	993,126
Edwin Ruzinsky	8,942,582	993,126
Donald Gunn	8,942,582	993,126
Henry Royer	8,942,582	993,126
Alan Bazaar	8,942,582	993,126

For	Against	Abstain

2.	Ratification of stock option plans	5,462,074	181,739	36,942
2.	Ratification of independent registered public accounting firm	8,922,762	31,900	981,048

The term of office of each director nominee continued after the annual meeting.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10.1	Lease Agreement (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on October 4, 2004).
Exhibit 10.2	Loan Agreement with PNC Bank (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on December 20, 2004).
Exhibit 10.3	Sublease Agreement (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on January 24, 2005).
Exhibit 11*	Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
Exhibit 32.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
_____
* Filed herewith.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

February 14, 2005	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

February 14, 2005	By: /s/ Denise Hawkins Denise Hawkins Vice President and Controller (Principal Financial Officer)