Form 10QSB
period 2005-03-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2005-05-16
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number: 1-16053

MEDIA SCIENCES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0475073 (I.R.S. Employer Identification No.)

8 Allerman Road, Oakland, NJ 07436
(Address of principal executive offices)

(201) 677-9311
(Issuer's telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of April 18, 2005, the issuer had 10,832,239 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [  ] NO [X]

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2005 (Unaudited)	June 30, 2004 (Restated) (Notes 1 & 2)
CURRENT ASSETS :
Cash	$694,624	$666,116
Accounts receivable, less allowance for doubtful
accounts of $35,000	2,554,980	1,626,287
Insurance claim receivable	—	500,000
Inventories	2,505,912	2,274,088
Deferred income taxes	1,416,517	1,126,434
Prepaid expenses and other current assets	246,884	280,530

Total Current Assets	7,418,917	6,473,455

PROPERTY AND EQUIPMENT, NET	2,005,606	1,072,186

OTHER ASSETS:
Goodwill and other intangible assets, net	4,464,222	4,468,973
Other assets	69,858	48,100

	4,534,080	4,517,073

TOTAL ASSETS	$13,958,603	$12,062,714

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$1,318,000	$2,189,054
Other short-term debt and current maturities of long-term debt	107,332	39,081
Accounts payable	1,641,806	2,511,117
Accrued expenses and other current liabilities	288,044	248,580
Deferred rent liability	96,236	—
Income taxes payable	387,141	92,651
Accrued product warranty	315,711	340,592
Deferred revenue	510,808	153,273

Total Current Liabilities	4,665,078	5,574,348

OTHER LIABILITIES :
Long-term debt, less current maturities	400,000	—
Deferred rent liability, less current portion	311,946	—
Deferred revenue, less current portion	247,833	—
Deferred tax liabilities	589,304	543,880

Total Other Liabilities	1,549,083	543,880

TOTAL LIABILITIES	6,214,161	6,118,228

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
Common Stock, $0.001 par value;
Authorized 20,000,000 shares;
issued 10,821,974 shares in March,
9,857,210 shares in June	10,823	9,858
Additional paid-in capital	9,682,631	7,837,948
Cost of 17,588 and 10,564 shares of common stock in treasury	(35,582)	(20,832)
Accumulated deficit	(1,913,430)	(1,882,488)

TOTAL SHAREHOLDERS' EQUITY	7,744,442	5,944,486

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,958,603	$12,062,714

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004 (Restated)	2005	2004 (Restated)
NET SALES	$4,333,366	$4,874,606	$14,292,727	$12,907,606

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation	2,177,211	2,567,609	7,242,606	6,315,116
Depreciation	66,629	118,754	200,845	403,571

Total cost of goods sold	2,243,840	2,686,363	7,443,451	6,718,687

GROSS PROFIT	2,089,526	2,188,243	6,849,276	6,188,919

OTHER COSTS AND EXPENSES:
Selling, general and administrative,
excluding depreciation, amortization,
loss from sublease and moving expenses and
impact of variable plan accounting	1,954,936	1,817,619	5,599,919	4,606,442
Depreciation and amortization	71,880	61,909	197,550	191,495
Loss from sublease and moving expenses	528,050	—	528,050	—
Impact of variable plan accounting	205,601	26,719	255,244	138,678

Total other costs and expenses	2,760,467	1,906,247	6,580,763	4,936,615

INCOME (LOSS) FROM OPERATIONS	(670,941)	281,996	268,513	1,252,304

INTEREST EXPENSE	44,533	95,298	149,918	296,506

INCOME (LOSS) BEFORE INCOME TAXES	(715,474)	186,698	118,595	955,798

PROVISION (BENEFIT) FOR INCOME TAXES	(203,948)	85,366	149,537	437,790

NET INCOME (LOSS)	(511,526)	101,332	(30,942)	518,008
PREFERRED STOCK DIVIDENDS AND CHARGE FOR

INDUCED CONVERSION	—	—	—	2,071,230

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(511,526)	$101,332	(30,942)	$(1,553,222)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,288,450	8,602,210	10,046,760	5,252,210

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,288,450	8,691,117	10,046,760	5,252,210

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

APPLICABLE TO COMMON SHAREHOLDERS	$(0.05)	$0.02	$(0.00)	$(0.30)

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
BALANCES, JUNE 30, 2004 (RESTATED)	9,857,210	$9,858	$7,837,948	$(20,832)	$(1,882,488)	$5,944,486

Issuance of common stock for exercise of stock warrants	296,500	297	440,179	—	—	440,476
Issuance of common stock for exercise of stock options	168,264	168	174,760	(14,750)	—	160,178
Sale of common stock, net of expenses	500,000	500	974,500	—	—	975,000
Impact of variable plan accounting	—	—	255,244	—	—	255,244
Net loss	—	—	—	—	(30,942)	(30,942)

BALANCES, MARCH 31, 2005	10,821,974	10,823	9,682,631	(35,582)	(1,913,430)	$7,744,442

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2005	2004 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES :
Net income	$(30,942)	518,008
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	398,395	595,066
Impact of variable plan accounting	255,244	138,678
Deferred income taxes	(244,659)	463,587
Provision for bad debts	2,969	37,527
Changes in operating assets and liabilities :
Accounts receivable	(931,662)	(458,820)
Insurance claim receivable	500,000	—
Cash received from landlord as lease incentive	200,000	—
Deferred rent liability	208,182	—
Inventories	(231,824)	(696,868)
Prepaid expenses and other current assets	33,646	(92,150)
Other assets	(21,758)	6,653
Accounts payable	(869,311)	637,403
Income taxes payable	294,490	(124,299)
Accrued expenses and other current liabilities	14,583	(445,019)
Deferred revenue	605,368	(30,833)

Net cash provided by operating activities	182,721	548,933

CASH FLOWS FROM INVESTING ACTIVITIES :
Purchases of property and equipment	(1,327,064)	(165,441)

Net cash used in investing activities	(1,327,064)	(165,441)

CASH FLOWS FROM FINANCING ACTIVITIES :
Bank line of credit, net	(871,054)	467,744
Bank term loan, net	500,000	(390,790)
Payments of other short-term debt	(31,749)	—
Net repayments to officer	—	(25,000)
Repayments, loans from investors	—	(200,000)
Dividends paid	—	(152,375)
Proceeds from issuance of common stock, net	1,575,654	(37,485)

Net cash provided by (used in) financing activities	1,172,851	(337,906)

NET INCREASE IN CASH	28,508	45,586
CASH, BEGINNING OF PERIOD	666,116	66,467

CASH, END OF PERIOD	$694,624	$112,053

SUPPLEMENTAL CASH FLOW INFORMATION :
Interest paid	$149,651	$319,683

Income taxes paid	$100,033	$10,431

Issuance of common stock as dividend payment	$—	$704,950

Issuance of common stock for accrued interest on dividends	$—	$11,851

Conversion of preferred stock to common stock	$—	$2,856,485

Induced conversion of preferred stock	$—	$1,913,824

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The consolidated financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim consolidated financial statements are of a normal recurring nature. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto and the report of our independent registered public accounting firm included in our Annual Report on Form 10-KSB for the year ended June 30, 2004 and in conjunction with the information set forth in our Form 8-K filed on May 11, 2005. The year-end consolidated balance sheet data was derived from audited financial statements and includes adjustments as required in Note 2 below, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS :

In connection with the preparation of the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2005, the Company’s current independent registered public accounting firm brought to the attention of the Company that certain of the Company’s issued and outstanding stock options are subject to variable plan accounting treatment under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of Accounting Principles Board Opinion No. 25 (“APB 25”)” (Issue Date 3/00). Accordingly, certain previously unrecognized compensation expenses should have been recognized in certain of the Company’s previously issued financial statements. After reviewing the matter with its current and former independent registered public accounting firms, the Company has identified certain non-cash adjustments that necessitate the restatement of its financial statements for each of the first two quarters in the fiscal year ending June 30, 2005 and for the fiscal year ended June 30, 2004 and for the quarters within the fiscal year ended June 30, 2004.

These non-cash adjustments reflect variable plan accounting treatment of the affected stock options for the relevant periods, resulting from cashless exercise provisions applicable to options held by employees and directors. Under variable plan option accounting, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. On May 10, 2005, the Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options will no longer be subject to variable plan accounting treatment after the fiscal year ending June 30, 2005.

NOTE 3 – NATURE OF BUSINESS :

We are engaged in the business of manufacturing and distributing supplies for workgroup or business color printers. Our products include solid ink sticks, color toner cartridges and other consumable items. We distribute our products through an international network of dealers and distributors. We also sell directly to end-users through programs designed to foster our supplies business such as our INKlusive free color printer program.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION :

The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) permits the Company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under SFAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures. As a result of amendments to SFAS 123, the Company will be required to expense employee stock options over the vesting period beginning with its quarter ending September 30, 2006. The Company has also adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Under APB 25, because the exercise price of all of the Company’s stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

The Company, its Audit Committee and its current and former independent registered public accounting firms have agreed that certain of the Company’s issued and outstanding stock options that permit cashless exercise should be subject to variable plan accounting treatment under applicable accounting standards, and, accordingly, previously unrecognized compensation expenses should have been recognized in certain of the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25” (Issue Date 3/00). Accordingly, management will restate the Company’s financial statements for the first two quarters of the fiscal year ending June 30, 2005 and for the fiscal year ended June 30, 2004, and for the quarters within the fiscal year ended June 30, 2004.

Pro forma information regarding net income (loss) and income (loss) per share applicable to common shareholders is required by SFAS 123 and SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements.

The fair value of options granted in 2005 and 2004 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively:

Three and Nine Months Ended March 31,

2005	2004

Risk-free interest rate	4 - 4.5%	6%
Dividend yield	0.0%	0.0%
Expected common stock market price volatility factor	9 - 15%	74%
Expected life of stock options	10 years	10 years

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (Continued) :

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004 (restated)	2005	2004 (restated)
Net income (loss) as reported	$(511,526)	$101,332	$(30,942)	$518,008
Less preferred stock dividends	—	—	—	2,071,230

Income (loss) applicable to common shareholders	(511,526)	$101,332	(30,942)	(1,553,222)
Impact of variable plan accounting	205,601	26,719	255,244	138,678
Stock-based employee compensation expense
under fair value method, net of related
tax effects	(14,126)	(13,204)	(53,627)	(30,387)

Pro forma net income (loss)	$(320,051)	$114,847	$170,675	$(1,444,931)

Net income (loss) per share applicable to common
shareholders :
Basic and diluted, as reported	$(0.05)	$0.01	$(0.00)	$(0.30)

Basic and diluted, pro forma	$(0.03)	$0.01	$0.02	$(0.28)

NOTE 5 – BANK DEBT :

We have an agreement with a lender enabling us to borrow up to $3 million under a revolving line of credit. Borrowings bear interest at 0.75% over the lender’s base rate, are payable on demand and are collateralized by all of the assets of the Company. The line is subject to two debt covenants. Under the first debt covenant, we must maintain, as of the end of each fiscal quarter, a ratio of Funded Debt to EBITDA (both as defined) of not more than 2.50 to 1.00. Under the second debt covenant, we must maintain, as of the end of each fiscal quarter, a ratio of Cash Flow to Cash Uses (both as defined) of not less than 1.0 (measured on a rolling four quarter basis). As of March 31, 2005, $1.3 million was outstanding under this line and included in the bank line of credit in the accompanying condensed consolidated balance sheet. The interest rate was 6.25%. The line of credit expires on November 30, 2006.

In March 2005, we entered into a $500,000 note with a bank carrying a 6.5% fixed interest rate to finance the leasehold improvements made to our new facility, which is payable in monthly installments over five years. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME (LOSS) PER SHARE :

Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental dilutive shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted income (loss) per share :

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004 (restated)	2005	2004 (restated)
Numerator :
Income (loss) applicable to
common shareholders	$(511,526)	$101,332	$(30,942)	$(1,553,222)

Denominator :
Denominator for basic income (loss)
per share :
Weighted average shares	10,288,450	8,602,210	10,046,760	5,252,210
Effect of dilutive securities -
stock options and warrants	—	88,907	—	—

Denominator for diluted income (loss)
per share	10,288,450	8,691,117	10,046,760	5,252,210

Net income (loss) per share :
Basic and diluted	$(0.05)	$0.01	$(0.00)	$(0.30)

The following warrants and options to purchase common stock were excluded from the computation of diluted income (loss) per share for the three and nine months ended March 31, 2005 because they were anti-dilutive for those periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Anti-dilutive warrants and options	1,248,641	2,727,373	1,248,641	3,388,235

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – WARRANTY EXPENSES :

The Company provides a warranty for all of its consumable supply products and for its INKlusive printer program. The Company’s warranty stipulates that the Company will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Factors that may affect the warranty include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. These expenses are classified as selling, general and administrative costs.

Changes in accrued product warranty for the three and nine months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Warranty reserve at the beginning of the period	$339,382	$250,000	$340,592	$250,000

Warranties accrued during the period	272,686	390,000	848,159	970,000
Warranties settled during the period	(296,357)	(390,000)	(873,040)	(970,000)

Net change in warranty reserve	(23,671)	—	(24,881)	—

Warranty reserve at March 31	$315,711	$250,000	$315,711	$250,000

NOTE 8 – ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES :

Engineering and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs, including conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. For the three months ended March 31, 2005 and 2004, engineering and product development costs were $146,913 and $151,770, respectively. For the nine months ended March 31, 2005 and 2004, engineering and product development costs were $374,624 and $253,817, respectively.

NOTE 9 – ADVERTISING EXPENSES :

The Company accounts for advertising costs in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expenses are deferred until first use of the advertising. Deferred advertising costs at March 31, 2005 and 2004 totaled $46,042 and $37,667, respectively. Advertising expense for the three months ended March 31, 2005 and 2004 amounted to $243,844 and $204,246, respectively. Advertising expense for the nine months ended March 31, 2005 and 2004 amounted to $690,462 and $517,470, respectively.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – HEADQUARTERS FACILITY MOVE :

On September 30, 2004, we entered into a lease agreement, effective October 1, 2004, for office facilities located at 8 Allerman Road, Oakland, New Jersey. We commenced using the premises in February 2005 as our corporate headquarters, and for warehouse and manufacturing purposes. The lease is for a term of five years, at an annual rate of $296,318. Pursuant to the lease, our landlord provided us with a $200,000 cash allowance for improvements to the facility. These improvements have been capitalized and will be amortized over the term of the lease. The $200,000 allowance also gives rise to a deferred rent liability on our balance sheet, which will also be amortized over the lease term. The benefit of the amortization of the deferred rent liability is equal to and offset by the amortization expense of the $200,000 in landlord funded leasehold improvements.

In addition to the above $200,000 in leasehold improvements, we invested approximately $400,000 in additional leasehold improvements which are being amortized over the lease term.

The direct costs of moving amounted to approximately $100,000 for the nine months ended March 31, 2005, of which approximately $80,000 was incurred in the three months ended March 31, 2005. We recorded these expenses as operating expenses.

Indirect costs of the move, which have also been recorded as operating expenses, include rent and utility expenses resulting from operating both the Allendale and Oakland facilities for two months and significant personnel overtime resulting from the breakdown, move and set-up of operations from Allendale to Oakland.

We do not anticipate any material additional moving expenses.

NOTE 11 – SUBLET OF PREVIOUS FACILITIES :

On January 20, 2005, we entered into a sublease agreement with Dynamic Imaging, Inc. (“Dynamic”). Pursuant to the sublease agreement, we agreed to sublease to Dynamic our leased premises at 40 Boroline Road, Allendale, New Jersey, 07401(“Allendale Facility”), at a yearly rent of $177,100. The sublease is for a term of six years and three months commencing March 1, 2005 and expiring on May 30, 2011, the expiration date of our lease. In addition, we have provided the tenant with four months of rent at no charge. Our current annual rent for 40 Boroline Road is $184,800 and will increase to $209,440 effective June 2006.

As a result of the discontinued use of the Allendale Facility, we incurred the following expenses in the quarter ended March 31, 2005 : the write-off of Allendale leasehold improvements, the real estate broker commission for the sublease, and the present value of the rent differential between our remaining rent liability and our expected rental income. The aggregate value of these one-time expenses was $443,061 and was recorded as an operating expense. The present value of the rent differential of $204,834 was recorded as a deferred rent liability on our balance sheet. As a result of this accounting treatment, the effects of the sublease will not impact our future statements of operations.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SEGMENT INFORMATION :

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

The Company assesses and measures segment operating results based on operating income. Asset information is not reported since the Company does not use this measure to assess performance. Net sales, cost of goods sold and other related segment information follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004 (restated)	2005	2004 (restated)
Net sales:
Media Sciences	$3,836,682	$3,543,342	$12,344,029	$9,629,634
Cadapult	539,376	1,468,926	2,178,383	3,686,435
Elimination	(42,692)	(137,662)	(229,685)	(408,463)

Totals	$4,333,366	$4,874,606	$14,292,727	$12,907,606

Cost of goods sold:
Media Sciences	$1,961,147	$1,818,846	$6,281,420	$4,699,229
Cadapult	323,596	997,704	1,384,054	2,429,360
Elimination	(40,903)	(130,187)	(222,023)	(409,902)

Totals	$2,243,840	$2,686,363	$7,443,451	$6,718,687

Gross profit:
Media Sciences	$1,875,535	$1,724,496	$6,062,609	$4,930,405
Cadapult	215,780	471,222	794,329	1,257,075
Elimination	(1,789)	(7,475)	(7,662)	1,439

Totals	$2,089,526	$2,188,243	$6,849,276	$6,188,919

Selling, general, administrative and
other expenses:
Media Sciences	$2,507,586	$1,692,047	$5,874,498	$4,084,045
Cadapult	252,881	214,200	706,265	852,570
Elimination	—	—	—	—

Totals	$2,760,467	$1,906,247	$6,580,763	$4,936,615

Income (loss) from operations:
Media Sciences	$(632,051)	$32,449	$188,111	$846,360
Cadapult	(37,101)	257,022	88,064	404,505
Elimination	(1,789)	(7,475)	(7,662)	1,439

Totals	$(670,941)	$281,996	$268,513	$1,252,304

Reconciliation to consolidated net
income (loss) :
Segment income (loss) from operations	$(670,941)	$281,996	$268,513	$1,252,304
Non-operating items	(44,533)	(95,298)	(149,918)	(296,506)
Income taxes (credits)	203,948	(85,366)	(149,537)	(437,790)

Net income (loss)	$(511,526)	$101,332	$(30,942)	$518,008

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS :

On May 7, 2005, the Company’s subsidiary, Cadapult Graphic Systems, Inc., a New Jersey corporation, entered into an Asset Purchase Agreement with IO Integration, Inc. Pursuant to the agreement, for the consideration of $1, Cadapult sold to IO Integration certain assets related to its systems integration business, consisting of its service and support contracts and pre-paid expenses and IO Integration assumed all obligations and liabilities in connection with the performance of the service and support contracts.

The Company expects to generate a loss from discontinued operations resulting from the Company’s decision to exit the systems integration. This loss will result from a write-down of certain inventories and charges for impairment of goodwill, and will be recognized in the quarter and fiscal year ending June 30, 2005.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB for the year ended June 30, 2004 filed September 28, 2004, which Form 10-KSB will be amended pursuant to Note 2 of the Notes to Condensed Consolidated Financial Statements and the information set forth in our Form 8-K filed on May 11, 2005. As explained in Note 2 of the Notes to Condensed Consolidated Financial Statements, certain amounts in the condensed consolidated financial statements as of and for the three and nine months ended March 31, 2004 have been restated to reflect the effects of variable plan accounting for certain stock options.

RECENT ACCOUNTING PRONOUNCEMENTS :

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for us for the fiscal year ending June 30, 2007. The new standard will require us to expense employee stock options and other share-based payments over the vesting period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004

Sales.  Our consolidated sales for the three months ended March 31, 2005 compared to the same period in 2004, decreased approximately 11% to $4.3 million from $4.9 million. During this same period, Media Sciences’ sales increased approximately 8% to $3.8 million from $3.5 million and Cadapult’s sales decreased 63% to $0.54 million from $1.5 million. Our consolidated sales for the nine months ended March 31, 2005 compared to the same period in 2004, increased approximately 11% to $14.3 million from $12.9 million. During this same period, Media Sciences sales increased approximately 28% to $12.3 million from $9.6 million and Cadapult’s sales decreased 41% to $2.2 million from $3.7 million.

Cadapult’s sales decreased significantly due to unusually strong sales of computer graphics systems during comparative quarters ended December 31, 2003 and March 31, 2004, and the continued retirement of the No-Cap Color program in favor the Media Sciences INKlusive program. As a result of the continued decline of Cadapult’s systems integration business, the Company decided to cease its systems integration activities and exit that line of business.

Media Sciences’ sales were impacted by the decline in sales of some of our older color toner product lines, and was exacerbated by the delayed shipment of our Clearcase 23 toner cartridges. Further, production delays brought on by the move generated backorders in our solid ink business. The delayed shipments of Clearcase 23 and the residual effects of the move on ink production resulted in backorders at March 31, 2005 of approximately $500,000.

In general our growth did not meet expectations due to the above reasons and due to the distractions brought on by the move. The move has been completed and we are no longer experiencing production delays in our solid ink manufacturing. Clearcase 23 shipments have accelerated, and we are seeing strong demand for these cartridges. Further, we are addressing Media Sciences toner sales through several new product introductions over the next 90 days.

Gross Profit.  The consolidated gross profit for the three months ended March 31, 2005 was $2.1 million, or approximately 48% of sales, as compared to $2.2 million, or approximately 45% of sales for the three months ended March 31, 2004. During this same period, Media Sciences’ gross profit margins remained at 49% and Cadapult’s gross profit margins increased to 40% from 32%. The consolidated gross profit for the nine months ended March 31, 2005 was $6.8 million, or approximately 48% of sales, as compared to $6.2 million, or approximately 48% of sales, for the nine months ended March 31, 2004. During this same period, Media Sciences’ gross profit margins decreased slightly to 49% from 51% and Cadapult’s gross profit margins increased slightly to 36% from 34%.

While Media Sciences margins have been fairly consistent at 49-51%, we believe that we will see a steady increase in our Media Sciences and consolidated margins with the introduction of Clearcase 62 to replace our Premium 6200 line, and as we improve the procurement of solid ink raw materials and optimize our solid ink manufacturing processes.

Selling, General and Administrative.  Consolidated selling, general and administrative expenses for the three months ended March 31, 2005 increased to $2.8 million or 64% of sales, from $1.9 million or 39% of sales for the three months ended March 31, 2004. During this same period, Media Sciences’ selling, general and administrative expenses increased to 65% of sales from 48% of sales, while Cadapult’s selling, general and administrative expenses increased to 47% of sales from 15% of sales. Consolidated selling, general and administrative expenses for the nine months ended March 31, 2005 increased to $6.6 million or 46% of sales, from $4.9 million or 38% of sales for the nine months ended March 31, 2004. During this same period, Media Sciences’ selling, general and administrative expenses increased to 48% of sales from 42% of sales, while Cadapult’s selling, general and administrative expenses increased to 32% of sales from 23% of sales.

The increase in selling, general and administrative expenses for the three and nine months ended March 31, 2005 can be attributed to the cost of the move including the expenses related to the sub-lease as more fully described in Notes 10 and 11 above, and to the non-cash impact of variable plan accounting. Further we have increased our expenditures for engineering and product development, marketing and sales personnel. With the move complete and the costs of the sublease having been incurred in the quarter ended March 31, 2005, we expect to return to historical levels of Selling, General and Administrative expenditures.

Depreciation and Amortization.  For the three months ended March 31, 2005 compared to the same period in 2004, our depreciation and amortization expense decreased to $0.14 million, of which $0.07 million was included in cost of goods sold, from $0.18 million of which $0.12 million was included in cost of goods sold. For the nine months ended March 31, 2005 compared to the same period in 2004, our depreciation and amortization expense decreased to $0.4 million, of which $0.2 million was included in cost of goods sold, from $0.6 million of which $0.4 million was included in cost of goods sold. The decrease in depreciation was due to substantially all of the No-Cap Color printer assets and one Media Sciences’ tooling investment being fully depreciated in our last fiscal year, offset slightly by the additions to leasehold improvements and tooling that have been made during the quarter ended March 31, 2005. Amortization of intangibles for the three months ended March 31, 2005 and 2004 was $1,062 and $2,292, respectively. Amortization of intangibles for the nine months ended March 31, 2005 and 2004 was $4,750 and $6,926, respectively.

Interest Expense.  For the three months ended March 31, 2005 compared to the same period in 2004, our interest expense decreased to $0.045 million from $0.095 million. For the nine months ended March 31, 2005 compared to the same period in 2004, our interest expense decreased to $0.15 million from $0.3 million. The decrease in interest expense was due to the retirement of high interest rate debt during our fiscal 2004 year and through other decreased borrowings.

Income Taxes.  For the three months ended March 31, 2005, we recorded an income tax benefit of $0.2 million as compared to a income tax expense of $0.09 million and in 2004. For the nine months ended March 31, 2005, we recorded an income tax expense of $0.15 million as compared to an income tax expense of $0.44 million in 2004. For the nine months ended March 31, 2005, we recorded the current income tax expense because of New Jersey’s suspension of the use of 50% of net operating loss carryforwards. For the three months ended March 31, 2004, we recorded the current income tax expense because of New Jersey’s full suspension of the use of net operating loss carryforwards. An effective aggregate state and federal tax rate of 28% and 126% was used for the three and nine months ended March 31, 2005 respectively, and 46% for both the three and nine months ended March 31, 2004. The effective aggregate state and federal taxes varies due to the impact of variable plan accounting which does not generate either a tax benefit or a tax expense.

Dividends.  There were no dividends for the three and nine months ended March 31, 2005 and for the three months ended March 31, 2004. For the nine months ended March 31, 2004, we incurred a preferred stock dividend and induced conversion charge of $2.1 million.

Net Income (Loss) Applicable to Common Shareholders.  For the three month period ended March 31, 2005, we incurred a loss of $0.51 million or $(0.05) per share basic and diluted as compared to net income of $0.10 million or $0.01 per share basic and diluted for the corresponding three month period ended March 31, 2004 (restated). For the nine month period ended March 31, 2005, we incurred a loss of $0.03 million or $0.00 per share basic and diluted as compared to a loss of $1.5 million or $(0.30) per share basic and diluted (including the non-cash induced conversion charge of $0.39 per share) for the corresponding nine month period ended March 31, 2004 (restated).

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2005, we experienced positive cash flows of $0.03 million. Cash flows from operating activities resulted in positive cash flows of $0.18 million primarily due to net income of $0.22 million, non cash charges of $0.40 million for depreciation and amortization, $0.26 million for the impact of variable plan accounting, $0.13 million for deferred income taxes and $0.2 for deferred rent liability, the receipt of the insurance claim receivable of $0.5 million, the receipt of $0.2 million from our landlord for leasehold improvements and an increase in deferred revenue of $0.6 million, offset by an increase in accounts receivable of $0.93 million, an increase in inventories of $0.23 million and a decrease in accounts payable of $0.87 million.

The cash we used in investing activities included the purchase of equipment and tooling in the aggregate amount of $1.3 million. Of this, approximately $0.6 million was used for leasehold improvements, and $0.45 million for tooling for new products.

Cash provided by financing activities was $1.2 million, comprised primarily of the proceeds from the issuances of common stock of $1.6 million and $0.5 million from a bank term loan, offset by payments against our credit line of $0.8 million.

We have an agreement with a lender enabling us to borrow up to $3 million under a revolving line of credit. Borrowings bear interest at 0.75% over the lender’s base rate, are payable on demand and are collateralized by all of the assets of the Company. The line is subject to two debt covenants. Under the first debt covenant, we must maintain, as of the end of each fiscal quarter, a ratio of Funded Debt to EBITDA (both as defined) of not more than 2.50 to 1.00. Under the second debt covenant, we must maintain, as of the end of each fiscal quarter, a ratio of Cash Flow to Cash Uses (both as defined) of not less than 1.0 (measured on a rolling four quarter basis). As of March 31, 2005, $1.3 million was outstanding under this line and we were in compliance with both debt covenants. The line of credit expires on November 30, 2006.

In March 2005, we entered into a $500,000 note with a bank, carrying a 6.5% fixed interest rate to finance the leasehold improvements made to our new facility, which is payable in monthly installments over five years. The note is cross collateralized and cross defaulted with the revolving line of credit.

Further, a lender has approved us for a $1 million equipment lease line of credit. We anticipate utilizing this lease line of credit for manufacturing equipment acquisitions over the next year. As of May 12, 2005, we have not entered into a formal agreement for this lease line of credit, but we intend to do so.

We have entered into a sublease as more fully described in Note 10 above. The sublease will generate negative cash flows of $15,400 per month through June 2005, $642 per month for the successive 11 months and $2,866 per month for the remaining 60 months of the lease. The present value of the rent differential between the lease and the sublease for the Allendale Facility was recorded as a deferred rent liability on our balance sheet and was recorded as an operating expense per Note 11.

We anticipate that our cash requirements over the next twelve months which will include increases in inventory associated with new product launches and capital expenditures associated with new product launches, and the acquisition of certain manufacturing equipment to scale our solid ink manufacturing, will be met through internal cash generated by increased sales and profitability, collection of receivables, the use of our revolving line of credit and, where appropriate, the proposed equipment lease line of credit. In the event that we are unable to generate sufficient cash flows from operations, we may be required to utilize other cash reserves, if any, or seek additional equity or debt financing to meet operating expenses, and there can be no assurance that there will be any other cash reserves or that additional financing will be available or, if available, on reasonable terms.

INFLATION

We have been subject to several significant increases in raw materials costs over the last 18 months. While we have historically offset any inflation in operating costs through increased productivity the recent increases have impacted profit margins. We have embarked on a program to improve our procurement of raw materials and to optimize our processes to increase our yields. We believe that these programs will enhance our margins to offset the increases in raw material prices that we have incurred.

SEASONALITY

We do not experience any significant seasonality in our business.

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

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the such date, except as set forth below, the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with its review of the Company’s financial statements for the quarter ended March 31, 2005, J.H. Cohn LLP, the Company’s independent registered public accounting firm, brought to the attention of the Company that certain issued and outstanding options that permitted “cashless exercise” were subject to variable plan accounting treatment under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25” (Issue Date 3/00). Accordingly, certain previously unrecognized compensation expense should have been recognized as compensation expense in certain of the financial statements previously issued by the Company.

Consequently, J.H. Cohn also advised the Audit Committee and management of certain material weaknesses, including the inability to prepare financial statements and footnotes in accordance with U.S. generally accepted accounting principles and SEC rules, and improper accounting procedures for grants with “cashless exercise” provisions per Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation – an interpretation of APB Opinion No. 25". J.H. Cohn indicated that they considered these deficiencies to be material weaknesses as that term is defined under standards established by the Public Company Accounting Oversight Board (United States).

In light of the need for a restatement and the material weaknesses in the Company’s internal controls, commencing in the fourth quarter of the Company’s 2005 fiscal year, the Company has begun undertaking a review of the Company’s disclosure, financial information and internal controls and procedures. This review includes increased diligence by the Company’s management and directors, as well as the use of additional outside resources. Further, the Company has accelerated its timetable to hire a Chief Financial Officer and has initiated the search process. The Company is committed to addressing its control environment and reporting procedures.

On May 10, 2005, the Board of Directors of the Company rescinded the cashless exercise provision for all of the Company’s outstanding option grants. Thus, variable accounting relating to the cashless exercise feature is no longer required after the Company’s fiscal quarter ended June 30, 2005.

The Company’s management, including its Chief Executive Officer and its Principal Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

The Company has recently commenced its effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a non-accelerated filer with a fiscal year end of June 30, the Company must first begin to comply with the requirements of Section 404 for the fiscal year ending June 30, 2007. During the periods through June 30, 2007, we will review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit Number Exhibit 3(i)(1) Exhibit 10.1 Exhibit 10.2 Exhibit 10.3 Exhibit 10.4 Exhibit 11* Exhibit 31.1* Exhibit 31.2* Exhibit 32.1* Exhibit 32.2* _____ * Filed herewith.	Description of Exhibit

Certificate of Incorporation of Media Sciences UK Limited, with Memorandum of
Association (Incorporated by reference to Exhibit 3(i)(1) of Current Report on Form
8-K filed on March 4, 2005)
Common Stock Purchase Agreement, dated March 2, 2005, with Registration Rights
Agreement (Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 4, 2005)
Sublease Agreement (Incorporated by reference to Exhibit 10 of Current Report on
Form 8-K/A filed on March 14, 2005)
Term Note with PNC Bank, dated as of March 28, 2005 (Incorporated by reference to
Exhibit 10.1 of Current Report on Form 8-K filed on April 4, 2005)
Amendment to Loan Documents with PNC Bank, dated a of March 28, 2005 (Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 4, 2005)
Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information,
Item 1 - Financial Statements, contained in this Form 10-QSB.
Certification of Chief Executive Officer pursuant to Securities Exchange Act
Rule 13a-14(a)/15d-14(a)
Certification of Principal Financial Officer pursuant to Securities Exchange
Act Rule 13a-14(a)/15d-14(a)
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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: May 16, 2005	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: May 16, 2005	By: /s/ Denise Hawkins Denise Hawkins Vice President and Controller (Principal Financial Officer)