Form 10KSB/A
period 2004-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2005-07-22
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-21853

MEDIA SCIENCES INTERNATIONAL, INC.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0475073 (I.R.S. Employer Identification No.)

8 Allerman Road, Oakland, NJ (Address of principal executive offices)	07463 (Zip Code)

     Issuer’s telephone number: (201) 236-9311

     Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Common Stock	Name of each exchange on which registered AMEX

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

INTRODUCTORY NOTE

We are amending our Annual Report on Form 10-KSB for the year ended June 30, 2004 to restate our consolidated financial statements for the years ended June 30, 2004 and 2003 and the related disclosures.

In connection with the preparation of the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2005, the Company’s current independent registered public accounting firm brought to the attention of the Company that certain of the Company’s issued and outstanding stock options are subject to variable plan accounting treatment under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of Accounting Principles Board Opinion No. 25 (“APB 25”)” (Issue Date 3/00). Accordingly, certain previously unrecognized compensation expenses should have been recognized in certain of the Company’s previously issued financial statements. After reviewing the matter with its current and former independent registered public accounting firms, the Company has identified certain non-cash adjustments that necessitated the restatement of its financial statements for each of the first two quarters in the fiscal year ending June 30, 2005 and for the fiscal year ended June 30, 2004 and for the quarters within the fiscal year ended June 30, 2004.

These non-cash adjustments reflect variable plan accounting treatment of the affected stock options for the relevant periods, resulting from cashless exercise provisions applicable to options held by employees and directors. Under variable plan option accounting, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. On May 10, 2005, the Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options will no longer be subject to variable plan accounting treatment after the fiscal year ended June 30, 2005.

The restatement for the year ended June 30, 2004 resulted in an increase in selling, general and administrative expenses of $358,675. Net income for the year ended June 30, 2004 decreased by $262,335. The impact of the restatement for the year ended June 30, 2003 was none. The cumulative effect of the variable plan accounting through June 30, 2002 was $.053 million and is reflected within the consolidated statement of changes in shareholders’ equity as a restatement adjustment.

The following items have been amended as a result of the restatement:

      Part II – Item 6. Management’s Discussion and Analysis
      Part II – Item 7. Financial Statements
      Part II – Item 8A. Controls and Procedures
      Part III – Item 13. Exhibits

Except as discussed above, we have not modified or updated disclosures presented in the original Annual Report on Form 10-KSB, except as required to reflect the effects of the restatement, in this Form 10-KSB/A. Accordingly, this Form 10-KSB/A does not reflect events occurring after the filing of our original Form 10-KSB or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB on September 28, 2004. This Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings.

Please refer to Note 2 to the accompanying consolidated financial statements for additional information on the restatement.

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

Selling, General and Administrative. Consolidated selling, general and administrative expenses for the year ended June 30, 2004 increased to $7 million, or 41% of sales, from $5.5 million, or 38% of sales, for the year ended June 30, 2003. Media Sciences’ selling, general and administrative expenses increased to 45% of sales from 41% of sales. The increase in Media Sciences selling, general and administrative expenses was due to an increase in engineering and product development expenses of $620,000 and marketing expenses of $250,000 both associated with the development, commercialization and launch of ten new products, the most significant of which started shipping in fiscal 2005 and to increased non-cash compensation due to variable plan accounting. Other incremental expenses included commissions for the INKlusive printer program, and a shift in allocation of overhead from Cadapult to Media Sciences. These increases to Media Sciences selling, general and administrative expenses were offset by the $500,000 settlement with our umbrella insurance carrier. Cadapult’s selling, general and administrative costs decreased to 27% of sales from 29% of sales primarily due to the shift in allocation of overhead from Cadapult to Media Sciences.

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

Income Taxes. For the year ended June 30, 2004, we recorded an income tax expense of $0.34 million as compared to an income tax expense of $0.6 million for the year ended June 30, 2003. For the years ended June 30, 2004 and 2003 the Company’s effective tax rate was 46% and 40% respectively. The effective aggregate state and federal tax rate varies due to the impact of variable plan accounting.

Dividends.   For the year ended June 30, 2004, we incurred a preferred stock dividend charge of $2.3 million including a $2.1 million non-cash preferred stock dividend and induced conversion charge associated with the conversion of our preferred stock to common stock.

Net Income (Loss) Applicable to Common Shareholders. For the year ended June 30, 2004 we incurred a loss applicable to common shareholders of $1.87 million or $(0.30) per share basic and diluted as restated, as compared to the year ended June 30, 2003, where we earned $0.25 million, or $0.07 per share basic and diluted. The loss applicable to common shareholders in 2004 was due to the non-cash induced conversion charge.

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

LIQUIDITY AND CAPITAL RESOURCES

We experienced positive cash flows from operating activities for the year ended June 30, 2004. Cash flows from operating activities of $1.1 million resulted primarily from net income of $0.4 million, non-cash charges of $0.76 million for depreciation and amortization, $0.36 million for the impact of variable plan accounting and $0.37 million for deferred income taxes and an increase in accounts payable of $1.2 million, offset by an insurance claim receivable of $0.5 million, an increase in inventories of $1.2 million and a decrease in the accrued supplier expense of $0.45 million. The increase in inventories was due to the increase in the number of products in our product line, increased sales and the extended lead time from our Asian suppliers.

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

Stock-Based Compensation

The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) permits the Company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under SFAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures. As a result of amendments to SFAS 123, the Company will be required to expense employee stock options over the vesting period beginning with its quarter ending September 30, 2006. The Company has also adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Under APB 25, because the exercise price of all of the Company’s stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized at the time the options were granted.

The Company, its Audit Committee and its current and former independent registered public accounting firms have agreed that certain of the Company’s issued and outstanding stock options that permit cashless exercise should be subject to variable plan accounting treatment under applicable accounting standards, and, accordingly, previously unrecognized compensation expenses should have been recognized in certain of the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25” (Issue Date 3/00). Accordingly, management has restated the Company’s financial statements for the effects of variable plan accounting for the first two quarters of the fiscal year ending June 30, 2005 and for the fiscal year ended June 30, 2004, and for the quarters within the fiscal year ended June 30, 2004.

Pro forma information regarding net income (loss) and income (loss) per share applicable to common shareholders is required by SFAS 123 and SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements.

The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 :

                                                                  Fiscal Year Ended
                                                                       June 30,
                                                           2004 (Restated)       2003
                                                           ---------------    -----------

Net income (loss), applicable to common
              shareholders as reported                         $(1,872,813)   $   245,391

Impact of variable plan accounting, net of related tax
              effects                                              262,335           --

Stock-based employee compensation expense under
              fair value method, net of related tax effects       (136,544)       (64,599)
                                                               -----------    -----------

Pro forma net income (loss) applicable to common
              shareholders                                     $(1,747,022)   $   180,792
                                                               ===========    ===========

Net income (loss) per share applicable to common
shareholders :
         Basic and diluted, as reported                             $(0.30)         $0.07
                                                                    ======          =====
         Basic and diluted, pro forma                               $(0.28)         $0.05
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

/s/ J.H. Cohn LLP

Roseland, New Jersey
August 4, 2004, except for the effects of (1) the
matter discussed in the fourth paragraph of Note 10,
which are as of September 10, 2004, and (2) the
matter discussed in Note 2, which are as of July 6, 2005.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheet (restated) of Media Sciences International, Inc. and subsidiaries as of June 30, 2003 and the related consolidated statements of operations, changes in shareholders’ equity (restated) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Notes 1 and 2 to the consolidated financial statements, previously unrecognized non-cash compensation expenses were discovered in the current year affecting the fiscal 2003 consolidated balance sheet and the related consolidated statement of changes in shareholders’ equity for the year then ended.

Accordingly, the accompanying consolidated balance sheet as of June 30, 2003 and the related consolidated statement of stockholders’ equity for the year then ended have been restated.

WISS & COMPANY, LLP Livingston, New Jersey August 6, 2003, except for Notes 1&2 which are as of July 6, 2005

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                       ASSETS                                               June 30,
                       ------                                   --------------------------------
                                                                2004 (Restated)   2003 (Restated)
                                                                 (Notes 1&2)       (Notes 1&2)
                                                                ---------------   ---------------

CURRENT ASSETS :
    Cash                                                        $       666,116   $        66,467
    Accounts receivable, less allowance for
        doubtful accounts of $35,000                                  1,626,287         1,841,060
    Insurance claim receivable                                          500,000              --
    Inventories                                                       2,274,088         1,089,809
    Deferred tax assets                                               1,222,774         1,000,000
    Prepaid expenses and other current assets                           280,530           173,050
                                                                ---------------   ---------------
        Total Current Assets                                          6,569,795         4,170,386
                                                                ---------------   ---------------

PROPERTY AND EQUIPMENT, NET                                           1,072,186         1,362,734
                                                                ---------------   ---------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                         4,468,973         4,478,190
    Deferred tax assets                                                    --              47,315
    Other assets                                                         48,100            58,102
                                                                ---------------   ---------------
                                                                      4,517,073         4,583,607
                                                                ---------------   ---------------

TOTAL ASSETS                                                    $    12,159,054   $    10,116,727
                                                                ===============   ===============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
    Bank debt                                                   $     2,189,054   $     1,779,862
    Other short-term debt and current maturities
        of long-term debt                                                39,081           405,256
    Accounts payable                                                  2,511,117         1,340,257
    Accrued expenses and other current liabilities                      248,580           258,512
    Income taxes payable                                                 92,651           131,425
    Accrued product warranty                                            340,592           250,000
    Accrued expense - supplier                                             --             448,952
    Dividends payable                                                      --             699,919
    Loans from investors                                                   --             200,000
    Loans from officer                                                     --             280,000
    Deferred revenue                                                    153,273           196,234
                                                                ---------------   ---------------
        Total Current Liabilities                                     5,574,348         5,990,417
                                                                ---------------   ---------------

OTHER LIABILITIES :
    Long-term debt, less current maturities                                --              39,081
    Loan from investors                                                    --             400,000
    Loan from officer                                                      --             195,000
    Deferred tax liabilities                                            543,880              --
                                                                ---------------   ---------------
        Total Other Liabilities                                         543,880           634,081
                                                                ---------------   ---------------

TOTAL LIABILITIES                                                     6,118,228         6,624,498
                                                                ---------------   ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value
      Authorized 1,000,000 shares; issued none in 2004,
      547,500 in 2003                                                      --                 547
    Common Stock, .001 par value
       Authorized 20,000,000 shares; issued 9,857,210 shares
       in 2004, 3,577,210 shares in 2003                                  9,858             3,578
    Additional paid-in capital                                        7,837,948         5,163,076
    Cost of 10,564 shares of common stock in treasury                   (20,832)          (20,832)
    Accumulated deficit                                              (1,786,148)       (1,654,140)
                                                                ---------------   ---------------
        Total Shareholders' Equity                                    6,040,826         3,492,229
                                                                ---------------   ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $    12,159,054   $    10,116,727
                                                                ===============   ===============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended June 30,
                                                      -------------------------------
                                                      2004 (Restated)        2003
                                                      ---------------    ------------

NET SALES                                             $    17,073,751    $ 14,597,862
                                                      ---------------    ------------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation              8,427,102       6,642,710
    Depreciation                                              504,435         532,403
                                                      ---------------    ------------
        Total cost of goods sold                            8,931,537       7,175,113
                                                      ---------------    ------------

GROSS PROFIT                                                8,142,214       7,422,749
                                                      ---------------    ------------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative, excluding
      depreciation, amortization and impact of
      variable plan accounting                              6,416,797       5,255,743
    Depreciation and amortization                             253,706         258,109
    Impact of variable plan accounting                        358,675            --
                                                      ---------------    ------------
        Total other costs and expenses                      7,029,178       5,513,852
                                                      ---------------    ------------

INCOME FROM OPERATIONS                                      1,113,036       1,908,897

INTEREST EXPENSE                                              373,442         448,623
                                                      ---------------    ------------

INCOME BEFORE INCOME TAXES                                    739,594       1,460,274

PROVISION FOR INCOME TAXES                                    342,967         585,258
                                                      ---------------    ------------

NET INCOME                                                    396,627         875,016

PREFERRED STOCK DIVIDENDS, INCLUDING CHARGE FOR
INDUCED CONVERSION                                          2,269,440         629,625
                                                      ---------------    ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS   $    (1,872,813)   $    245,391
                                                      ===============    ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            6,214,835       3,565,748
                                                      ===============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          6,214,835       3,571,374
                                                      ===============    ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
APPLICABLE TO COMMON SHAREHOLDERS                     $         (0.30)   $       0.07
                                                      ===============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY

                                      Preferred Stock       Common Stock      Additional                                 Total
                                     -----------------   ------------------     Paid-in     Treasury    Accumulated   Shareholders'
                                      Shares    Amount    Shares    Amount      Capital       Stock       Deficit        Equity
                                     --------   ------   ---------  -------   -----------   ---------   -----------   -----------

BALANCES, JUNE 30, 2002               547,500   $  547   3,531,363  $ 3,532   $ 5,119,566   $ (20,832)  $(1,899,531)  $ 3,203,282
(RESTATED)

   Issuance of common stock for
     dividend payment                    --       --        45,847       46        43,510        --            --          43,556
   Preferred stock dividend              --       --          --       --            --          --        (629,625)     (629,625)
   Net income                            --       --          --       --            --          --         875,016       875,016
                                     --------   ------   ---------  -------   -----------   ---------   -----------   -----------
BALANCES, JUNE 30, 2003
(RESTATED)                            547,500      547   3,577,210    3,578     5,163,076     (20,832)   (1,654,140)    3,492,229

   Issuance of common stock for
     conversion of preferred stock
     and accrued dividends and
     interest, net of costs of
     $61,640                         (547,500)    (547)  5,275,000    5,275     2,851,757        --            --       2,856,485
   Preferred stock dividend              --       --          --       --            --          --        (157,406)     (157,406)
   Charge for induced conversion         --       --          --       --      (1,740,805)       --        (371,229)   (2,112,034)
   Sale of common stock, net of
     expenses                            --       --     1,000,000    1,000     1,199,000        --            --       1,200,000
   Issuance of common stock for
     exercise of stock options           --       --         5,000        5         6,245        --            --           6,250
   Impact of variable plan
     accounting                          --       --          --       --         358,675        --            --         358,675
   Net income                            --       --          --       --            --          --         396,627       396,627
                                     --------   ------   ---------  -------   -----------   ---------   -----------   -----------
BALANCES, JUNE 30, 2004
(RESTATED)                               --       --     9,857,210  $ 9,858   $ 7,837,948   $ (20,832)  $(1,786,148)  $ 6,040,826
                                     ========   ======   =========  =======   ===========   =========   ===========   ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                2004 (Restated)       2003
                                                                ---------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net income                                                      $   396,627    $   875,016
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                  758,141        790,512
         Impact of variable plan accounting                             358,675           --
         Deferred income taxes                                          368,421        452,685
         Provision for bad debts                                         55,445        118,220
         Changes in operating assets and liabilities :
             Accounts receivable                                        159,328       (702,010)
             Insurance claim receivable                                (500,000)          --
             Inventories                                             (1,184,279)       165,514
             Prepaid expenses and other current assets                 (107,480)      (113,204)
             Other assets                                                10,002           (369)
             Accounts payable                                         1,170,860       (971,533)
             Income taxes payable                                       (38,774)          --
             Accrued expenses and other current liabilities              95,551         10,441
             Accrued expense - supplier                                (448,952)      (276,844)
             Deferred revenue                                           (42,961)       (34,063)
                                                                    -----------    -----------
                 Net cash provided by operating activities            1,050,604        314,365
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                (458,376)      (296,296)
    Purchase of intangible assets                                          --          (94,608)
                                                                    -----------    -----------
                 Net cash used in investing activities                 (458,376)      (390,904)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank line of credit, net                                              9,192         90,947
    Bank term loan proceeds                                             400,000           --
    Payments of debt                                                   (405,256)      (174,879)
    Loan from (repayments to) officer                                  (475,000)       120,000
    Payments on loans from investors                                   (600,000)        64,758
    Dividends paid                                                      (66,125)          --
    Proceeds of issuance of common stock, net                         1,206,250           --
    Costs of preferred stock conversion                                 (61,640)          --
                                                                    -----------    -----------
                 Net cash provided by financing activities                7,421        100,826
                                                                    -----------    -----------

NET INCREASE IN CASH                                                    599,649         24,287

CASH, BEGINNING OF YEAR                                                  66,467         42,180
                                                                    -----------    -----------

CASH, END OF YEAR                                                   $   666,116    $    66,467
                                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW  INFORMATION :
    Interest paid                                                   $   406,176    $   401,982
                                                                    ===========    ===========
    Income taxes paid                                               $    13,431    $     1,148
                                                                    ===========    ===========
    Issuance of common stock as dividend payment                    $   791,200    $    43,556
                                                                    ===========    ===========
    Issuance of common stock for accrued interest on dividends      $    14,891    $      --
                                                                    ===========    ===========
    Inventories transferred to equipment                            $      --      $    69,260
                                                                    ===========    ===========
    Conversion of preferred stock and accrued dividends
      to common stock                                               $ 2,856,485    $      --
                                                                    ===========    ===========
    Induced conversion of preferred stock                           $ 2,112,034    $      --
                                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The consolidated financial statements presented herein are restated. You should read these consolidated financial statements in conjunction with the information set forth in our Form 8-K filed on May 11, 2005.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS :

In connection with the preparation of the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2005, the Company’s current independent registered public accounting firm brought to the attention of the Company that certain of the Company’s issued and outstanding stock options are subject to variable plan accounting treatment under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of Accounting Principles Board Opinion No. 25 (“APB 25”)” (Issue Date 3/00). Accordingly, certain previously unrecognized compensation expenses should have been recognized in certain of the Company’s previously issued financial statements. After reviewing the matter with its current and former independent registered public accounting firms, the Company has identified certain non-cash adjustments that necessitated the restatement of its financial statements for each of the first two quarters in the fiscal year ending June 30, 2005 and for the fiscal year ended June 30, 2004 and for the quarters within the fiscal year ended June 30, 2004.

These non-cash adjustments reflect variable plan accounting treatment of the affected stock options for the relevant periods, resulting from cashless exercise provisions applicable to options held by employees and directors. Under variable plan option accounting, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. The restatement for the year ended June 30, 2004 resulted in an increase in selling, general and administrative expenses of $358,675. Net income for the year ended June 30, 2004 decreased by $262,335. On May 10, 2005, the Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options will no longer be subject to variable plan accounting treatment after the fiscal year ended June 30, 2005.

The cumulative effect of the variable plan accounting through June 30, 2002 was $53,000 and is reflected within the consolidated statement of changes in shareholders’ equity as a restatement adjustment.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the computation of basic and diluted income (loss) per common share:

                                                                              Year Ended June 30,
                                                                        ------------------------------
                                                                        2004 (Restated)       2003
                                                                        ---------------    -----------
Numerator:
  Net income (loss) applicable to common shareholders -
  basic and diluted                                                         $(1,872,813)   $   245,391
                                                                            ===========    ===========

Denominator:
  Denominator for basic earnings per common share:
      Weighted average shares                                                 6,214,835      3,565,748

      Effect of dilutive securities - stock options and warrants                   --            5,626
                                                                            -----------    -----------

  Denominator for diluted earnings per common share                           6,214,835      3,571,374
                                                                            ===========    ===========

Net income (loss) per common share, basic and diluted                            $(0.30)        $ 0.07
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

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Related Pro Forma Disclosure :

The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) permits the Company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under SFAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures. As a result of amendments to SFAS 123, the Company will be required to expense employee stock options over the vesting period beginning with its quarter ending September 30, 2006. The Company has also adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Under APB 25, because the exercise price of all of the Company’s stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized at the time the options were granted.

The Company, its Audit Committee and its current and former independent registered public accounting firms have agreed that certain of the Company’s issued and outstanding stock options that permit cashless exercise should be subject to variable plan accounting treatment under applicable accounting standards, and, accordingly, previously unrecognized compensation expenses should have been recognized in certain of the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25” (Issue Date 3/00). Accordingly, management has restated the Company’s financial statements for the first two quarters of the fiscal year ending June 30, 2005 and for the fiscal year ended June 30, 2004, and for the quarters within the fiscal year ended June 30, 2004.

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

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

                                                                       Year Ended June 30,
                                                                 ------------------------------
                                                                 2004 (Restated)       2003
                                                                 ---------------    -----------

Net income (loss) applicable to common shareholders, as
reported                                                         $    (1,872,813)   $   245,391

Impact of variable plan accounting, net of related tax effects           262,335           --
Stock-based employee compensation expense under
   fair value method, net of related tax effects                        (136,544)       (64,599)
                                                                 ---------------    -----------
Pro forma net income (loss) applicable to common shareholders        $(1,747,022)   $   180,792
                                                                 ===============    ===========

Net income (loss) per share applicable to common shareholders:
         Basic and diluted, as reported                                   $(0.30)        $0.07
                                                                          ======         =====
         Basic and diluted, pro forma                                     $(0.28)        $0.05
                                                                          ======         =====

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

NOTE 4 – INVENTORIES:

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

NOTE 5 – PROPERTY AND EQUIPMENT:

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

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS:

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

NOTE 7 – DEBT:

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

NOTE 8 – INCOME TAXES:

        The components of income taxes are summarized as follows:

                                                   Year Ended June 30,
                                                 ----------------------
                                                   2004         2003
                                                 ---------    ---------
     Current:
       Federal                                   $    --      $    --
       State                                       (25,454)     132,573
                                                 ---------    ---------
     Total Current                                 (25,454)     132,573
                                                 ---------    ---------
     Deferred:
       Federal                                     265,799      452,685
       State                                       102,622         --
                                                 ---------    ---------
     Total Deferred                                368,421      452,685
                                                 ---------    ---------
     Income Tax Expense                          $ 342,967    $ 585,258
                                                 =========    =========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company has available federal net operating loss carryforwards of approximately $2,500,000 which expire through 2022, and state net operating loss carryforwards of approximately $1,000,000 which expire through 2005.

        A reconciliation of income tax expense provided at the federal statutory rate (34%) to income tax expense is as follows:

                                                                   Year Ended June 30,
                                                                   -------------------
                                                                     2004       2003
                                                                   --------   --------
     Income tax expense computed at federal statutory rate         $251,462   $496,493
     State income taxes (net of federal benefit)                     50,930     87,617
     Other (including permanent differences)                         40,575      1,148
                                                                   --------   --------
                                                                    342,967    585,258
                                                                   ========   ========

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  June 30,
                                                          -------------------------
                                                             2004          2003
                                                          -----------   -----------
     Deferred tax assets :
       Net operating loss carryforwards                   $   904,205   $ 1,200,000

       Deferred compensation                                   96,340          --
       Accruals and reserves                                  222,229      (152,685)
                                                          -----------   -----------
              Total deferred tax assets                   $ 1,222,774   $ 1,047,315
                                                          ===========   ===========

     Deferred tax liabilities :
        Depreciation and amortization                     $   543,880   $      --
                                                          ===========   ===========

NOTE 9 – SHAREHOLDERS’ EQUITY:

a)	Stock Compensation Plan:

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

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

         Future minimum lease payments are as follows:

                                                                    Capital Leases
                                                                       Included
                                                                     in Property          Operating
                      Year Ending June 30,                          and Equipment           Leases
                      --------------------                          --------------        ----------
                           2005                                     $       40,089        $  328,839
                           2006                                               --             309,931
                           2007                                               --             259,947
                           2008                                               --             259,947
                           2009                                               --             259,947
                           Thereafter                                         --             498,233
                                                                    --------------        ----------
              Total future minimum lease payments                           40,089        $1,916,844
                                                                                          ==========
              Less: Amount representing interest                             2,620
                                                                    --------------
              Present value of minimum lease payments (Note 5)              37,469
              Less:  Current maturities                                     37,469
                                                                    --------------
              Non-current                                           $         --
                                                                    ==============

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

NOTE 11 – SUPPLIER AGREEMENT:

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

NOTE 12 – WARRANTY EXPENSES:

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

NOTE 13 – SEGMENT INFORMATION:

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

        Asset information is not reported since the Company does not use this measure to assess performance.

        Related segment information follows:

                                                                        June 30,
                                                           2004 (Restated)        2003
                                                           ---------------    ------------
Net sales:
     Media Sciences                                           $ 12,841,857    $  9,599,263
     Cadapult                                                    4,695,465       5,702,070
     Elimination                                                  (463,571)       (703,471)
                                                              ------------    ------------
          Totals                                              $ 17,073,751    $ 14,597,862
                                                              ============    ============
Cost of goods sold:
     Media Sciences                                           $  6,287,666    $  3,986,179
     Cadapult                                                    3,142,547       3,922,211
     Elimination                                                  (498,676)       (733,277)
                                                              ------------    ------------
          Totals                                              $  8,931,537    $  7,175,113
                                                              ============    ============

Gross profit:
     Media Sciences                                           $  6,554,191    $  5,613,084
     Cadapult                                                    1,552,918       1,779,859
     Elimination                                                    35,105          29,806
                                                              ------------    ------------
          Totals                                              $  8,142,214    $  7,422,749
                                                              ============    ============

Selling, general, administrative and other expenses:
     Media Sciences                                           $  5,758,326    $  3,880,980
     Cadapult                                                    1,270,852       1,632,872
     Elimination                                                      --              --
                                                              ------------    ------------
          Totals                                              $  7,029,178    $  5,513,852
                                                              ============    ============

Operating income:
     Media Sciences                                           $    795,865    $  1,732,104
     Cadapult                                                      282,066         146,987
     Elimination                                                    35,105          29,806
                                                              ------------    ------------
          Totals                                              $  1,113,036    $  1,908,897
                                                              ============    ============

Reconciliation to consolidated net income:
     Segment operating income                                 $  1,113,036    $  1,908,897
     Non-operating items                                          (373,442)       (448,623)
     Income taxes                                                 (342,967)       (585,258)
                                                              ------------    ------------
     Net income                                               $    396,627    $    875,016
                                                              ============    ============

RESTATEMENT OF QUARTERLY DATA (UNAUDITED)

In connection with the preparation of the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2005, the Company’s current independent registered public accounting firm brought to the attention of the Company that certain of the Company’s issued and outstanding stock options are subject to variable plan accounting treatment under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of Accounting Principles Board Opinion No. 25 (“APB 25”)” (Issue Date 3/00). Accordingly, certain previously unrecognized compensation expenses should have been recognized in certain of the Company’s previously issued financial statements. After reviewing the matter with its current and former independent registered public accounting firms, the Company has identified certain non-cash adjustments that necessitated the restatement of its financial statements for each of the first two quarters in the fiscal year ending June 30, 2005 and for the fiscal year ended June 30, 2004 and for the quarters within the fiscal year ended June 30, 2004 (see Note 2 to financial statements).

These non-cash adjustments reflect variable plan accounting treatment of the affected stock options for the relevant periods, resulting from cashless exercise provisions applicable to options held by employees and directors. Under variable plan option accounting, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock.

The following tables show the effects of the restatement on the Company’s quarterly results of operations. In the tables that follow, the columns labeled “Restatement Adjustments” represent adjustments for compensation expense (credit) previously not recognized.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                                                        Three Months Ended
                                                                        September 30, 2003
                                                       As Previously        Restatement          As Restated
                                                         Reported           Adjustment
                                                       -------------    -------------------     -----------

NET SALES                                              $   3,615,518                   --       $ 3,615,518
                                                       -------------    -------------------     -----------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation             1,614,637                   --         1,614,637
    Depreciation                                             145,156                   --           145,156
                                                       -------------    -------------------     -----------
        Total cost of goods sold                           1,759,793                   --         1,759,793
                                                       -------------    -------------------     -----------

GROSS PROFIT                                               1,855,725                   --         1,855,725
                                                       -------------    -------------------     -----------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative, excluding
        depreciation, amortization, loss from sublease
        and moving expenses and impact of variable
        plan accounting                                    1,310,751                   --         1,310,751
    Depreciation and amortization                             62,447                   --            62,447
    Impact of variable plan accounting                          --                  110,575         110,575
                                                       -------------    -------------------     -----------
        Total other costs and expenses                     1,373,198                110,575       1,483,773
                                                       -------------    -------------------     -----------

INCOME FROM OPERATIONS                                       482,527               (110,575)        371,952

INTEREST EXPENSE                                             107,308                   --           107,308
                                                       -------------    -------------------     -----------

INCOME BEFORE INCOME TAXES                                   375,219               (110,575)        264,644

PROVISION FOR  INCOME TAXES                                  149,954                (21,650)        128,304
                                                       -------------    -------------------     -----------

NET INCOME                                                   225,265                (88,925)        136,340

PREFERRED STOCK DIVIDENDS AND CHARGE FOR
INDUCED CONVERSION                                           157,406                   --           157,406
                                                       -------------    -------------------     -----------

NET INCOME (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS                                           $      67,859    $           (88,925)    $   (21,066)
                                                       =============    ===================     ===========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                           3,577,210              3,577,210       3,577,210
                                                       =============    ===================     ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
APPLICABLE TO COMMON SHAREHOLDERS                      $        0.02    $             (0.02)    $     (0.01)
                                                       =============    ===================     ===========

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2003

                                                                        Three Months Ended
                                                                        December 31, 2003
                                                       As Previously        Restatement          As Restated
                                                         Reported           Adjustment
                                                       -------------    ------------------      -----------

NET SALES                                              $   4,417,483                  --        $ 4,417,483
                                                       -------------    ------------------      -----------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation             2,132,869                  --          2,132,869
    Depreciation                                             139,662                  --            139,662
                                                       -------------    ------------------      -----------
        Total cost of goods sold                           2,272,531                  --          2,272,531
                                                       -------------    ------------------      -----------

GROSS PROFIT                                               2,144,952                  --          2,144,952
                                                       -------------    ------------------      -----------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative, excluding
        depreciation, amortization, loss from
        sublease and moving expenses and
        impact of variable plan accounting                 1,478,072                  --          1,478,072
    Depreciation and amortization                             67,139                  --             67,139
    Impact of variable plan accounting                          --                   1,384            1,384
                                                       -------------    ------------------      -----------
        Total other costs and expenses                     1,545,211                 1,384        1,546,595
                                                       -------------    ------------------      -----------

INCOME FROM OPERATIONS                                       599,741                (1,384)         598,357

INTEREST EXPENSE                                              93,900                  --             93,900
                                                       -------------    ------------------      -----------

INCOME BEFORE INCOME TAXES                                   505,841                (1,384)         504,457

PROVISION FOR  INCOME TAXES                                  202,471                (2,725)         199,746
                                                       -------------    ------------------      -----------

NET INCOME                                                   303,370                 1,341          304,711

PREFERRED STOCK DIVIDENDS AND CHARGE FOR
INDUCED CONVERSION                                         1,913,824                  --          1,913,824
                                                       -------------    ------------------      -----------

NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS                                           $  (1,610,454)   $            1,341      $(1,609,113)
                                                       =============    ==================      ===========

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                                3,577,210             3,577,210        3,577,210
                                                       =============    ==================      ===========

BASIC AND DILUTED NET LOSS PER SHARE
APPLICABLE TO COMMON SHAREHOLDERS                      $       (0.45)   $            (0.00)     $     (0.45)
                                                       =============    ==================      ===========

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2004

                                                                        Three Months Ended
                                                                          March 31, 2004
                                                       As Previously        Restatement          As Restated
                                                         Reported           Adjustment
                                                       -------------    ------------------      -----------

NET SALES                                              $   4,874,606                  --        $ 4,874,606
                                                       -------------    ------------------      -----------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation             2,567,609                  --          2,567,609
    Depreciation                                             118,754                  --            118,754
                                                       -------------    ------------------      -----------
        Total cost of goods sold                           2,686,363                  --          2,686,363
                                                       -------------    ------------------      -----------

GROSS PROFIT                                               2,188,243                  --          2,188,243
                                                       -------------    ------------------      -----------

OTHER COSTS AND EXPENSES:

    Selling, general and administrative, excluding
         depreciation, amortization, loss from
         sublease and moving expenses and
         impact of variable plan accounting                1,817,619                  --          1,817,619
    Depreciation and amortization                             61,909                  --             61,909
    Loss from sublease and moving expenses                      --                    --               --
    Impact of variable plan accounting                          --                  26,719           26,719
                                                       -------------    ------------------      -----------
        Total other costs and expenses                     1,879,528                26,719        1,906,247
                                                       -------------    ------------------      -----------

INCOME FROM OPERATIONS                                       308,715               (26,719)         281,996

INTEREST EXPENSE                                              95,298                  --             95,298
                                                       -------------    ------------------      -----------

INCOME BEFORE INCOME TAXES                                   213,417               (26,719)         186,698

PROVISION FOR  INCOME TAXES                                   85,366                  --             85,366
                                                       -------------    ------------------      -----------

NET INCOME                                                   128,051               (26,719)         101,332

PREFERRED STOCK DIVIDENDS AND CHARGE FOR
INDUCED CONVERSION                                              --                    --               --
                                                       -------------    ------------------      -----------

NET INCOME APPLICABLE TO COMMON
SHAREHOLDERS                                           $    128,051     $          (26,719)     $   101,332
                                                       ============     ==================      ===========

BASIC WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                            8,602,210              8,602,210        8,602,210
                                                       ============     ==================      ===========
DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                            8,691,117              8,691,117        8,691,117
                                                       ============     ==================      ===========

BASIC AND DILUTED NET INCOME PER SHARE
APPLICABLE TO COMMON SHAREHOLDERS                      $       0.01     $            (0.00)     $      0.01
                                                       ============     ==================      ===========

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

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the such date, except as set forth below, the Company’s disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Consequently, J.H. Cohn LLP also advised the Audit Committee and management of certain material weaknesses, including the inability to prepare financial statements and footnotes in accordance with U.S. generally accepted accounting principles and SEC rules, and improper accounting procedures for grants with “cashless exercise” provisions per Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25". J.H. Cohn LLP indicated that they considered these deficiencies to be material weaknesses as that term is defined under standards established by the Public Company Accounting Oversight Board (United States).

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

Dated: July 22, 2005

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES	TITLE	DATE

/s/ Michael W. Levin Michael W. Levin	Chairman of the Board, President and Chief Executive Officer	July 22, 2005

/s/ Denise Hawkins Denise Hawkins	Vice President, Controller (Principal Financial Officer) and Secretary	July 22, 2005

/s/ Frances Blanco Frances Blanco	Director, Vice President, and Treasurer	July 22, 2005

/s/ Donald Gunn Donald Gunn	Director	July 22, 2005

/s/ Paul C. Baker Paul C. Baker	Director	July 22, 2005

/s/ Alan L. Bazaar Alan L. Bazaar	Director	July 22, 2005