Form 10QSB/A
period 2004-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2005-07-22
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

INTRODUCTORY NOTE

We are amending our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 to restate our consolidated financial statements for the periods ended September 30, 2004 and 2003 and the related disclosures.

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

These non-cash adjustments reflect variable plan accounting treatment of the affected stock options for the relevant periods, resulting from cashless exercise provisions applicable to options held by employees and directors. Under variable plan option accounting, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. The restatement adjustment for the three months ended September 30, 2004 and 2003 resulted in an increase in selling, general and administrative expenses of $75,509 and $110,575, respectively. Net income for the three months ended September 30, 2004 and 2003 decreased by $53,529 and $88,925, respectively. On May 10, 2005, the Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options will no longer be subject to variable plan accounting treatment after the fiscal year ended June 30, 2005.

The following items have been amended as a result of the restatement:

        Part I. Financial Information, Items 1, 2 and 3
        Part II. Other Information, Item 6

Except as discussed above, we have not modified or updated disclosures presented in the original Quarterly Report on Form 10-QSB, except as required to reflect the effects of the restatement, in this Form 10-QSB/A. Accordingly, this Form 10-QSB/A does not reflect events occurring after the filing of our original Form 10-QSB or modify or update those disclosures affected by subsequent events.

Please refer to Note 2 to the accompanying consolidated financial statements for additional information on the restatement.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,
                                                               September 30,                 2004
                                                                   2004                    (Restated)
                                ASSETS                   (Unaudited and Restated)        (Notes 1 & 2)
                                ------                   ------------------------        -------------

CURRENT ASSETS :
    Cash                                                       $    545,126              $    666,116
    Accounts receivable, less allowance for
       doubtful accounts of $35,000                               2,602,303                 1,626,287
    Insurance claim receivable                                         --                     500,000
    Inventories                                                   2,343,700                 2,274,088
    Deferred tax assets                                           1,086,528                 1,222,774
    Prepaid expenses and other current assets                       474,262                   280,530
                                                               ------------              ------------
        Total Current Assets                                      7,051,919                 6,569,795
                                                               ------------              ------------

PROPERTY AND EQUIPMENT, NET                                       1,196,859                 1,072,186
                                                               ------------              ------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                     4,466,796                 4,468,973
    Other assets                                                     69,859                    48,100
                                                               ------------              ------------
                                                                  4,536,655                 4,517,073
                                                               ------------              ------------

TOTAL ASSETS                                                   $ 12,785,433              $ 12,159,054
                                                               ============              ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
    Bank debt                                                  $  2,606,685              $  2,189,054
    Short-term debt and current maturities of long-term debt         27,668                    39,081
    Accounts payable                                              2,245,438                 2,511,117
    Accrued expenses and other current liabilities                  209,830                   248,580
    Income taxes payable                                             70,999                    92,651
    Accrued product warranty                                        339,247                   340,592
    Deferred revenue                                                333,706                   153,273
                                                               ------------              ------------
        Total Current Liabilities                                 5,833,573                 5,574,348
                                                               ------------              ------------

OTHER LIABILITIES :
    Deferred tax liabilities                                        543,880                   543,880
                                                               ------------              ------------
        Total Other Liabilities                                     543,880                   543,880
                                                               ------------              ------------

TOTAL LIABILITIES                                                 6,377,453                 6,118,228
                                                               ------------              ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value
       Authorized 1,000,000 shares; none issued                        --                        --
    Common Stock, .001 par value
       Authorized 20,000,000 shares;
           issued 9,935,710 shares in September,
           9,857,210 shares in June                                   9,937                     9,858
    Additional paid-in capital                                    7,991,129                 7,837,948
    Cost of 10,564 shares of common stock in treasury               (20,832)                  (20,832)
    Accumulated deficit                                          (1,572,254)               (1,786,148)
                                                               ------------              ------------
        Total Shareholders' equity                                6,407,980                 6,040,826
                                                               ------------              ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 12,785,433              $ 12,159,054
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
                                                         (Restated)    (Restated)
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

OTHER COSTS AND EXPENSES:

    Selling, general and administrative,
      excluding depreiciation and amortization
      and impact of variable plan accounting              1,724,162     1,310,751
    Depreciation and amortization                            66,549        62,447
    Impact of variable plan accounting                       75,509       110,575
                                                        -----------   -----------
        Total other costs and expenses                    1,866,220     1,483,773
                                                        -----------   -----------

INCOME FROM OPERATIONS                                      422,717       371,952

INTEREST EXPENSE                                             52,520       107,308
                                                        -----------   -----------

INCOME BEFORE INCOME TAXES                                  370,197       264,644
                                                        -----------   -----------

PROVISION FOR INCOME TAXES                                  156,303       128,304
                                                        -----------   -----------

NET INCOME                                                  213,894       136,340

PREFERRED STOCK DIVIDENDS                                      --         157,406
                                                        -----------   -----------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS     $   213,894   $   (21,066)
                                                        ===========   ===========

BASIC WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                               9,913,916     3,577,210
                                                        ===========   ===========
DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                              10,482,432     3,577,210
                                                        ===========   ===========

BASIC AND DILUTED NET INCOME (LOSS) PER
SHARE APPLICABLE TO COMMON SHAREHOLDERS                 $      0.02   $     (0.01)
                                                        ===========   ===========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

                                                                Additional                                  Total
                                             Common Stock         Paid-in      Treasury    Accumulated    Shareholders'
                                       ----------------------
                                         Shares       Amount      Capital       Stock        Deficit        Equity
                                       -----------   --------   -----------   ---------    -----------    -----------

BALANCES, JUNE 30, 2004
(RESTATED)                             $ 9,857,210   $  9,858   $ 7,837,948   $ (20,832)   $(1,786,148)   $ 6,040,826

   Issuance of common stock for
       exercise of stock warrants           75,000         75        74,925        --             --           75,000
   Issuance of common stock for
        exercise of stock options            3,500          4         2,747        --             --            2,751

   Impact of variable plan accounting         --         --          75,509        --             --           75,509

   Net income                                 --         --            --          --          213,894        213,894
                                       -----------   --------   -----------   ---------    -----------    -----------
BALANCES, SEPTEMBER 30, 2004
(RESTATED)                               9,935,710      9,937     7,991,129     (20,832)    (1,572,254)   $ 6,407,980
                                       ===========   ========   ===========   =========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Three Months Ended
                                                                            September 30,
                                                                          2004         2003
                                                                       (Restated)   (Restated)
                                                                       ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES :
    Net income                                                         $  213,894   $  136,340
    Adjustments to reconcile net Income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                    129,868      207,603
         Impact of variable plan accounting                                75,509      110,575
         Deferred income taxes                                            136,246       94,668
         Provision for bad debts                                            2,778       17,259
         Changes in operating assets and liabilities :
             Accounts receivable                                         (978,794)      86,223
             Insurance claim receivable                                   500,000         --
             Inventories                                                  (69,612)     (38,584)
             Prepaid expenses and other current assets                   (193,732)      (1,940)
             Other assets                                                 (21,759)     (22,818)
             Accounts payable                                            (265,679)    (144,461)
             Income taxes payable                                         (21,652)        --
             Accrued expenses and other current liabilities               (40,095)     (64,437)
             Accrued expense - supplier                                      --       (107,952)
             Deferred revenue                                             180,433      (23,722)
                                                                       ----------   ----------
                 Net cash provided by (used in) operating activities     (352,595)     248,754
                                                                       ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                  (252,364)     (47,809)
                                                                       ----------   ----------
                 Net cash used in investing activities                   (252,364)     (47,809)
                                                                       ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank debt                                                             517,631     (148,701)
    Bank term loan payments                                              (100,000)        --
    Payments of debt                                                      (11,413)     (64,786)
    Proceeds from issuance of common stock                                 77,751         --
                                                                       ----------   ----------
                 Net cash provided by (used in) financing activities      483,969     (213,487)
                                                                       ----------   ----------

NET DECREASE IN CASH                                                     (120,990)     (12,542)

CASH, BEGINNING OF PERIOD                                                 666,116       66,467
                                                                       ----------   ----------

CASH, END OF PERIOD                                                    $  545,126   $   53,925
                                                                       ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                      $   50,878   $  100,976
                                                                       ==========   ==========
    Income taxes paid                                                  $   45,206         --
                                                                       ==========   ==========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim consolidated financial statements are of a normal recurring nature. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto and the report of our independent registered public accounting firm included in our Annual Report on Form 10-KSB/A for the year ended June 30, 2004 and in conjunction with the information set forth in our Form 8-K filed on May 11, 2005. The year-end consolidated balance sheet data was derived from audited financial statements and includes adjustments as required in Note 2 below, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

These non-cash adjustments reflect variable plan accounting treatment of the affected stock options for the relevant periods, resulting from cashless exercise provisions applicable to options held by employees and directors. Under variable plan option accounting, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. The restatement adjustment for the three months ended September 30, 2004 and 2003 resulted in an increase in selling, general and administrative expenses of $75,509 and $110,575, respectively. Net income for the three months ended September 30, 2004 and 2003 decreased by $53,529 and $88,925, respectively. On May 10, 2005, the Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options will no longer be subject to variable plan accounting treatment after the fiscal year ended June 30, 2005.

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION :

The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) permits the Company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under SFAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures. As a result of amendments to SFAS 123, the Company will be required to expense employee stock options over the vesting period beginning with its quarter ending September 30, 2006. The Company has also adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Under APB 25, because the exercise price of all of the Company’s stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized as of that date.

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

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED):

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

                                                                        Three Months Ended
                                                                          September 30,
                                                                        2004         2003
                                                                     (Restated)   (Restated)
                                                                     ----------   ----------

Net income as reported                                               $  213,894   $  136,340
   Less preferred stock dividends                                          --        157,406
                                                                     ----------   ----------
Income (loss) applicable to common shareholders                         213,894      (21,066)

Impact of variable plan accounting net of tax effect                     53,529       88,925
Stock-based employee compensation expense under fair value
    method, net of related tax effects
                                                                        (16,746)      (8,931)
                                                                     ----------   ----------
Pro forma net income applicable to common shareholders               $  250,677   $   58,928
                                                                     ==========   ==========

Income (loss) per share applicable to common shareholders :
        Basic and diluted, as reported                                   $ 0.02       $(0.01)
                                                                         ======       ======
        Basic, pro forma                                                 $ 0.03       $ 0.02
                                                                         ======       ======
             Diluted, pro forma                                          $ 0.02       $ 0.02
                                                                         ======       ======

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

The following table sets forth the computation of basic and diluted income (loss) per share :

                                                                             Three Months Ended
                                                                                September 30,
                                                                              2004          2003
                                                                          (Restated)     (Restated)
                                                                          -----------   -----------

    Numerator :
       Income (loss) applicable to
           common shareholders                                            $   213,894   $   (21,066)

   Denominator :
      Denominator for basic income (loss) per share :
           Weighted average shares                                          9,913,916     3,577,210

      Effect of dilutive securities -
           stock options and warrants                                         568,516          --
      Denominator for diluted income (loss) per share                      10,482,432     3,577,210

      Net income (loss) per share :
       Basic and diluted                                                        $0.02        $(0.01)

The following warrants and options to purchase common stock were excluded from the computation of diluted net income (loss) per share as of September 30, 2004 and 2003 because they were anti-dilutive for those periods:

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RECALL AND WARRANTY EXPENSES:

The Company provides a warranty for all of its consumable supply products and for its INKlusive free printer program. The Company’s warranty stipulates that the Company will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Factors that may affect the warranty include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. These expenses are classified as selling, general and administrative costs.

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

NOTE 10 – SEGMENT INFORMATION:

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

Net sales, cost of goods sold and other related segment information follows:

                                                                          September 30,
                                                               2004 (Restated)    2003 (Restated)
                                                               ---------------    ---------------
Net sales:
     Media Sciences                                                $ 4,126,499        $ 2,891,116
     Cadapult                                                          829,315            860,070
     Elimination                                                      (103,945)          (135,668)
                                                                   -----------        -----------
          Totals                                                   $ 4,851,869        $ 3,615,518
                                                                   ===========        ===========

Cost of goods sold:
     Media Sciences                                                $ 2,109,350        $ 1,360,267
     Cadapult                                                          550,116            552,670
     Elimination                                                       (96,534)          (153,144)
                                                                   -----------        -----------
          Totals                                                   $ 2,562,932        $ 1,759,793
                                                                   ===========        ===========

Gross profit:
     Media Sciences                                                $ 2,017,149        $ 1,530,849
     Cadapult                                                          279,199            307,400
     Elimination                                                        (7,411)            17,476
                                                                   -----------        -----------
          Totals                                                   $ 2,288,937        $ 1,855,725
                                                                   ===========        ===========

Selling, general, administrative and other expenses:
     Media Sciences                                                $ 1,637,522        $ 1,123,819
     Cadapult                                                          228,698            359,954
     Elimination                                                          --                 --
                                                                   -----------        -----------
          Totals                                                   $ 1,866,220        $ 1,483,773
                                                                   ===========        ===========

Income from operations:
     Media Sciences                                                $   379,627        $   407,030
     Cadapult                                                           50,501            (52,554)
     Elimination                                                        (7,411)            17,476
                                                                   -----------        -----------
          Totals                                                   $   422,717        $   371,952
                                                                   ===========        ===========

Reconciliation to consolidated net income:
     Segment income from operations                                $   422,717        $   371,952
     Non-operating items                                               (52,520)          (107,308)
     Income taxes                                                     (156,303)          (128,304)
                                                                   -----------        -----------
     Net income                                                    $   213,894        $   136,340
                                                                   ===========        ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB for the year ended June 30, 2004, filed September 28, 2004, which Form 10-KSB will be amended pursuant to Note 2 of the Notes to Condensed Consolidated Financial Statements and the information set forth in our Form 8-K filed on May 11, 2005. As explained in Note 2 of the Notes to Condensed Consolidated Financial Statements, certain amounts in the condensed consolidated financial statements as of and for the three months ended September 30, 2003 have been restated to reflect the effects of variable plan accounting for certain stock options.

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

Selling, General and Administrative.  Consolidated selling, general and administrative expenses for the three months ended September 30, 2004 decreased to $1.9 million or 38% of sales, from $1.5 million or 41% of sales for the three months ended September 30, 2003. Media Sciences’ selling, general and administrative expenses increased slightly to 40% of sales from 39% of sales. The increase in Media Sciences’ selling, general and administrative expenses was primarily due to increased sales, marketing and new product development costs. Cadapult’s selling, general and administrative expenses decreased to 28% of sales from 42% of sales primarily due to a shift in the allocation of overhead from Cadapult to Media Sciences. The allocation of overhead has shifted from Cadapult to Media Sciences due to the relative increases in management time, financial resources, and space resulting from the focus on growing the Media Sciences business.

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

Income Taxes.  For the three months ended September 30, 2004, we recorded an income tax expense of $0.16 million as compared to an income tax expense of $0.13 million in 2003. For the three months ended September 30, 2004, we recorded the current income tax expense because of New Jersey’s suspension of the use of 50% of net operating loss carry forwards. For the three months ended September 30, 2003, we recorded the current income tax expense because of New Jersey’s full suspension of the use of net operating loss carry forwards. An effective aggregate state and federal tax rate of 43% was used for the three months ended September 30, 2004 and 49% was used for the three months ended September 30, 2003. The effective aggregate state and federal taxes varies due to the impact of variable plan accounting.

Dividends.  There were no dividends for the three months ended September 30, 2004. For the three months ended September 30, 2003, we accrued $0.16 million of stock dividends to our preferred shareholders.

Net Income (Loss) Applicable to Common Shareholders.  For the three month period ended September 30, 2004 (restated), we earned $0.21 million or $0.02 per share basic and diluted as compared to incurring a net loss of $0.02 million or $(0.01) per share basic and diluted for the corresponding three month period ended September 30, 2003 (restated).

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2004, we experienced negative cash flows of $0.12 million. Cash flows from operating activities resulted in negative cash flows of $0.35 million primarily due to net income of $0.21 million, non-cash charges of $0.13 million for depreciation and amortization, $0.08 million for the impact of variable plan accounting, $0.14 million for deferred income taxes, the receipt of the insurance claim receivable of $0.5 million and an increase in deferred revenue of $0.18 million, offset by an increase in accounts receivable of $1 million, an increase in prepaid expenses of $0.19 million and a decrease in accounts payable of $0.27 million.

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

On May 10, 2005, the Board of Directors of the Company rescinded the cashless exercise provision for all of the Company’s outstanding option grants. Thus, variable accounting relating to the cashless exercise feature will no longer required after the Company’s fiscal quarter ended June 30, 2005.

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: July 22, 2005	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: July 22, 2005	By: /s/ Denise Hawkins Denise Hawkins Vice President and Controller (Principal Financial Officer)