Form 10QSB/A
period 2004-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2005-07-22
CIK 1024022

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

INTRODUCTORY NOTE

We are amending our Quarterly Report on Form 10-QSB for the quarter ended December 30, 2004 to restate our consolidated financial statements for the periods ended December 30, 2004 and 2003 and the related disclosures.

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

These non-cash adjustments reflect variable plan accounting treatment of the affected stock options for the relevant periods, resulting from cashless exercise provisions applicable to options held by employees and directors. Under variable plan option accounting, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. The restatement adjustment for the three and six months ended December 31, 2004 resulted in an increase (decrease) in selling, general and administrative expenses of $(25,867) and $49,642, respectively. Net income for the three and six months ended December 31, 2004 increased (decreased) by $13,527 and $(40,002), respectively. The restatement adjustment for the three and six months ended December 31, 2003 resulted in an increase in selling, general and administrative expenses of $1,384 and $111,959, respectively. Net income for the three and six months ended December 31, 2003 increased (decreased) by $1,341 and $(87,584), respectively. On May 10, 2005, the Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options will no longer be subject to variable plan accounting treatment after the fiscal year ended June 30, 2005.

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
FOR THE QUARTER ENDED DECEMBER 31, 2004

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS                                      December 31,       June 30,
                                  ------                                   2004 (Resteated)   2004 (Restated)
                                                                              (Unaudited)      (Notes 1 & 2)
                                                                           ----------------   --------------
CURRENT ASSETS :
    Cash                                                                      $    471,406      $    666,116
    Accounts receivable, less allowance for doubtful accounts of $35,000         2,988,244         1,626,287
    Insurance claim receivable                                                       --              500,000
    Receivable from landlord                                                        62,117              --
    Inventories                                                                  2,550,965         2,274,088
    Deferred income taxes                                                          918,694         1,222,774
    Prepaid expenses and other current assets                                      429,120           280,530
                                                                              ------------      ------------
        Total Current Assets                                                     7,420,546         6,569,795
                                                                              ------------      ------------

PROPERTY AND EQUIPMENT, NET                                                      1,169,658         1,072,186
                                                                              ------------      ------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                                    4,465,284         4,468,973
    Other assets                                                                    69,858            48,100
                                                                              ------------      ------------

                                                                                 4,535,142         4,517,073
                                                                              ------------      ------------

TOTAL ASSETS                                                                  $ 13,125,346      $ 12,159,054
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

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Common Stock, $0.001 par value;
       Authorized 20,000,000 shares; issued 10,032,710 shares in December,
       9,857,210 shares in June                                                     10,034             9,858
    Additional paid-in capital                                                   8,085,115         7,837,948
    Cost of 10,564 shares of common stock in treasury                              (20,832)          (20,832)
    Accumulated deficit                                                         (1,295,923)       (1,786,148)
                                                                              ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                                                       6,778,394         6,040,826
                                                                              ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 13,125,346      $ 12,159,054
                                                                              ============      ============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        Three Months Ended            Six Months Ended
                                                           December 31,                 December 31,
                                                        2004          2003           2004          2003
                                                    (Restated)    (Restated)     (Restated)    (Restated)
                                                    -----------   -----------    -----------   -----------

NET SALES                                           $ 5,107,492   $ 4,417,483    $ 9,959,361   $ 8,033,001
                                                    -----------   -----------    -----------   -----------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation        2,565,782     2,132,869      5,065,394     3,747,507
    Depreciation                                         70,897       139,662        134,216       284,817
                                                    -----------   -----------    -----------   -----------

        Total cost of goods sold                      2,636,679     2,272,531      5,199,610     4,032,324
                                                    -----------   -----------    -----------   -----------

GROSS PROFIT                                          2,470,813     2,144,952      4,759,751     4,000,677
                                                    -----------   -----------    -----------   -----------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative,
        excluding depreciation and amortization
        and impact of variable plan accounting        1,920,820     1,478,072      3,644,983     2,788,823
    Depreciation and amortization                        59,121        67,139        125,670       129,586
    Impact of variable plan accounting                  (25,867)        1,384         49,642       114,959
                                                    -----------   -----------    -----------   -----------
        Total other costs and expenses                1,954,074     1,546,595      3,820,295     3,030,368
                                                    -----------   -----------    -----------   -----------

INCOME FROM OPERATIONS                                  516,739       598,357        939,456       970,309

INTEREST EXPENSE                                         52,865        93,900        105,386       201,208
                                                    -----------   -----------    -----------   -----------

INCOME BEFORE INCOME TAXES                              463,874       504,457        834,070       769,101

PROVISION FOR INCOME TAXES:                             187,542       199,746        343,845       328,050
                                                    -----------   -----------    -----------   -----------

NET INCOME                                              276,332       304,711        490,225       441,051

PREFERRED STOCK DIVIDENDS AND CHARGE FOR
INDUCED CONVERSION                                         --       1,913,824           --       2,071,230
                                                    -----------   -----------    -----------   -----------

NET INCOME (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS                                        $   276,332   $(1,609,113)   $   490,225   $(1,630,179)
                                                    ===========   ===========    ===========   ===========

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      9,937,043     3,577,210      9,925,916     3,577,210
                                                    ===========   ===========    ===========   ===========

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   10,361,754     3,577,210     10,409,873     3,577,210
                                                    ===========   ===========    ===========   ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
APPLICABLE TO COMMON SHAREHOLDERS                   $      0.03   $     (0.45)   $      0.05   $     (0.46)
                                                    ===========   ===========    ===========   ===========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2004 (Restated)
(UNAUDITED)

                                                                      Additional                                  Total
                                                  Common Stock         Paid-in     Treasury    Accumulated    Shareholders'
                                              ---------------------
                                                Shares      Amount      Capital      Stock       Deficit        Equity
                                              ----------   --------   ----------   ---------   -----------    -------------

BALANCES, JUNE 30, 2004 (RESTATED)             9,857,210   $  9,858   $7,837,948   $ (20,832)  $(1,786,148)   $   6,040,826

   Issuance of common stock for exercise of
      stock warrants                              75,000         75       74,925        --            --             75,000
   Issuance of common stock for exercise of
      stock options                              100,500        101      122,600        --            --            122,701
   Impact of variable plan accounting               --         --         49,642        --            --             49,642
   Net income                                       --         --           --          --         490,225          490,225
                                              ----------   --------   ----------   ---------   -----------    -------------
BALANCES, DECEMBER 31, 2004 (RESTATED)        10,032,710   $ 10,034   $8,085,115   $ (20,832)  $(1,295,923)   $   6,778,394
                                              ==========   ========   ==========   =========   ===========    =============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Six Months Ended
                                                                           December 31, 2004
                                                                          2004           2003
                                                                       (Restated)     (Restated)
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net income                                                         $   490,225    $   441,051
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                     259,886        414,403
         Impact of variable plan accounting                                 49,642        111,959
         Deferred income taxes                                             304,080        248,761
         Provision for bad debts                                             3,461         23,989
         Changes in operating assets and liabilities :
             Accounts receivable                                        (1,365,418)      (431,882)
             Insurance claim receivable                                    500,000           --
             Receivable from landlord                                      (62,117)          --
             Inventories                                                  (276,877)      (403,245)
             Prepaid expenses and other current assets                    (148,590)        52,286
             Other assets                                                  (21,758)       (83,620)
             Accounts payable                                           (1,022,632)       131,057
             Income taxes payable                                          (10,442)          --
             Accrued expenses and other current liabilities                113,570        (63,851)
             Accrued expense - supplier                                       --         (234,289)
             Deferred revenue                                              358,738        (54,432)
                                                                       -----------    -----------
                 Net cash provided by (used in) operating activities      (828,232)       152,187
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                   (353,669)      (102,610)
                                                                       -----------    -----------
                 Net cash used in investing activities                    (353,669)      (102,610)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank line of credit, net                                             1,210,946        278,927
    Bank term loan payments                                               (400,000)       (82,416)
    Payments of debt                                                       (21,456)       (21,456)
    Net repayments to officer                                                 --          (25,000)
    Repayments, loans from investors                                          --         (200,000)

    Proceeds from issuance of common stock, net                            197,701           --
                                                                       -----------    -----------
                 Net cash provided by (used in) financing activities       987,191        (49,945)
                                                                       -----------    -----------

NET DECREASE IN CASH                                                      (194,710)          (368)

CASH, BEGINNING OF PERIOD                                                  666,116         66,467
                                                                       -----------    -----------

CASH, END OF PERIOD                                                    $   471,406    $    66,099
                                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                      $    97,385    $   217,589
                                                                       ===========    ===========
    Issuance of common stock as dividend payment                       $      --      $   704,950
                                                                       ===========    ===========
    Income taxes paid                                                  $    52,775    $     8,626
                                                                       ===========    ===========
    Issuance of common stock for accrued interest on dividends         $      --      $    11,851
                                                                       ===========    ===========
    Conversion of preferred stock to common stock                      $      --      $ 2,856,485
                                                                       ===========    ===========
    Induced conversion of preferred stock                              $      --      $ 1,913,824
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

These non-cash adjustments reflect variable plan accounting treatment of the affected stock options for the relevant periods, resulting from cashless exercise provisions applicable to options held by employees and directors. Under variable plan option accounting, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. The restatement adjustment for the three and six months ended December 31, 2004 resulted in an increase (decrease) in selling, general and administrative expenses of $(25,867) and $49,642, respectively. Net income for the three and six months ended December 31, 2004 increased (decreased) by $13,527 and $(40,002), respectively. The restatement adjustment for the three and six months ended December 31, 2003 resulted in an increase in selling, general and administrative expenses of $1,384 and $111,959, respectively. Net income for the three and six months ended December 31, 2003 increased (decreased) by $1,341 and $(87,584), respectively. On May 10, 2005, the Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options will no longer be subject to variable plan accounting treatment after the fiscal year ended June 30, 2005.

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
                                                         -------------------------
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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED) :

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

                                                     Three Months Ended             Six Months Ended
                                                         December 31,                  December 31,
                                                     2004           2003           2004           2003
                                                  (Restated)     (Restated)     (Restated)     (Restated)
                                                  -----------    -----------    -----------    -----------
Net income as reported                            $   276,332    $   304,711    $   490,225    $   441,051
   Less preferred stock dividends                        --        1,913,824           --        2,071,230
                                                  -----------    -----------    -----------    -----------
Income (loss) applicable to common shareholders       276,332     (1,609,113)       490,225     (1,630,179)

Impact of variable plan accounting, net of
    related tax effects                               (13,527)        (1,341)        40,002         87,584
Stock-based employee compensation expense
    under fair value method, net of related
    tax effects                                       (24,728)       (19,006)       (41,474)       (27,937)
                                                  -----------    -----------    -----------    -----------

Pro forma net income (loss)                       $   238,077    $(1,629,460)   $   488,753    $(1,570,532)
                                                  ===========    ===========    ===========    ===========

Net income (loss) per share applicable to common
shareholders :
        Basic and diluted, as reported            $      0.03    $     (0.45)   $      0.05    $     (0.46)
                                                  ===========    ===========    ===========    ===========
        Basic and diluted, pro forma              $      0.02    $     (0.46)   $      0.05    $     (0.44)
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

The following table sets forth the computation of basic and diluted income (loss) per share :

                                               Three Months Ended            Six Months Ended
                                                  December 31,                 December 31,
                                               2004          2003           2004          2003
                                            (Restated)    (Restated)     (Restated)    (Restated)
                                            -----------   -----------    -----------   -----------

Numerator :
  Income (loss) applicable to
      common shareholders                   $   276,332   $(1,609,113)   $   490,225   $(1,630,179)
                                            ===========   ===========    ===========   ===========

Denominator :
  Denominator for basic income (loss)
      per share :
      Weighted average shares                 9,937,043     3,577,210      9,925,916     3,577,210
  Effect of dilutive securities -
      stock options and warrants                424,711          --          483,957          --
                                            -----------   -----------    -----------   -----------

  Denominator for diluted income (loss)
      per share                              10,361,754     3,577,210     10,409,873     3,577,210
                                            ===========   ===========    ===========   ===========

  Income (loss) per share :
     Basic and diluted                      $      0.03   $     (0.45)   $      0.05   $     (0.46)
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
                                      (Restated)     (Restated)     (Restated)     (Restated)
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
                                      ===========    ===========    ===========    ===========

Selling, general, administrative
and other expenses:
     Media Sciences                   $ 1,729,388    $ 1,268,598    $ 3,366,910    $ 2,392,267
     Cadapult                             224,686        277,997        453,385        638,101
     Elimination                             --             --             --             --
                                      -----------    -----------    -----------    -----------
          Totals                      $ 1,954,074    $ 1,546,595    $ 3,820,295    $ 3,030,368
                                      ===========    ===========    ===========    ===========

Income from operations:
     Media Sciences                   $   440,926    $   409,692    $   820,553    $   816,481
     Cadapult                              74,275        197,227        124,776        144,914
     Elimination                            1,538         (8,562)        (5,873)         8,914
                                      -----------    -----------    -----------    -----------
          Totals                      $   516,739    $   598,357    $   939,456    $   970,309
                                      ===========    ===========    ===========    ===========

Reconciliation to consolidated net
income:
     Segment income from operations   $   516,739    $   598,357    $   939,456    $   970,309
     Non-operating items                  (52,865)       (93,900)      (105,386)      (201,208)
     Income taxes                        (187,542)      (199,746)      (343,845)      (328,050)
                                      -----------    -----------    -----------    -----------
     Net income                       $   276,332    $   304,711    $   490,225    $   441,051
                                      ===========    ===========    ===========    ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB/A for the year ended June 30, 2004, filed September 28, 2004, which Form 10-KSB will be amended pursuant to Note 2 of the Notes to Condensed Consolidated Financial Statements and the information set forth in our Form 8-K filed on May 11, 2005. As explained in Note 2 of the Notes to Condensed Consolidated Financial Statements, certain amounts in the condensed consolidated financial statements as of and for the three and six months ended December 31, 2003 have been restated to reflect the effects of variable plan accounting for certain stock options.

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

Selling, General and Administrative.  Consolidated selling, general and administrative expenses for the three months ended December 31, 2004 increased to $2.0 million or 38% of sales, from $1.5 million or 35% of sales for the three months ended December 31, 2003. During this same period, Media Sciences’ selling, general and administrative expenses remained at 39% of sales, while Cadapult’s selling, general and administrative expenses increased to 28% of sales from 21% of sales. Consolidated selling, general and administrative expenses for the six months ended December 31, 2004 increased to $3.8 million or 38% of sales, from $3.0 million or 38% of sales for the six months ended December 31, 2003. During this same period, Media Sciences’ selling, general and administrative expenses remained at 39% of sales, while Cadapult’s selling, general and administrative expenses decreased slightly to 28% of sales from 29% of sales. The increase in selling, general and administrative expenses can be attributed to increased expenditures for engineering and product development, marketing and sales personnel and to move related expenses.

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

Income Taxes.  For the three months ended December 31, 2004, we recorded an income tax expense of $0.18 million as compared to an income tax expense of $0.20 million in 2003. For the six months ended December 31, 2004, we recorded an income tax expense of $0.34 million as compared to an income tax expense of $0.33 million in 2003. For the three and six months ended December 31, 2004, we recorded the current income tax expense because of New Jersey’s suspension of the use of 50% of net operating loss carryforwards. For the three and six months ended December 31, 2003, we recorded the current income tax expense because of New Jersey’s full suspension of the use of net operating loss carryforwards. An effective aggregate state and federal tax rate of 40% was used for the three months ended December 31, 2004 and 2003. An effective aggregate state and federal tax rate of 41% was used for the six months ended December 31, 2004 and 43% was used for the six months ended December 31, 2003. The effective aggregate state and federal taxes varies due to the impact of variable plan accounting.

Dividends.  There were no dividends for the three and six months ended December 31, 2004. For the three months ending December 31, 2003, we incurred a non-cash induced conversion charge of $1,913,824 associated with the induced conversion of our preferred stock. For the six months ended December 31, 2003, we incurred a preferred stock dividend and induced conversion charge of $2,071,230.

Net Income (Loss) Applicable to Common Shareholders.  For the three month period ended December 31, 2004 (restated), we earned $0.28 million or $0.03 per share basic and diluted as compared to incurring a loss of $1.6 million or $(0.45) per share basic and diluted (including the non-cash induced conversion charge of $0.54 per share) for the corresponding three month period ended December 31, 2003 (restated). For the six month period ended December 31, 2004 (restated), we earned $0.49 million or $0.05 per share basic and diluted as compared to incurring a loss of $1.6 million or $(0.46) per share basic and diluted (including the non-cash induced conversion charge of $0.54 per share) for the corresponding six month period ended December 31, 2003 (restated).

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2004, we experienced negative cash flows of $0.19 million. Cash flows from operating activities resulted in negative cash flows of $0.83 million primarily due to net income of $0.48 million, non cash charges of $0.26 million for depreciation and amortization, $.05 million for impact of variable plan accounting and $0.3 million for deferred income taxes, the receipt of the insurance claim receivable of $0.5 million and an increase in deferred revenue of $0.36 million, offset by an increase in accounts receivable of $1.4 million, an increase in prepaid expenses of $0.15 million and a decrease in accounts payable of $1 million.

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

PART II.   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on December 17, 2004. A quorum being present either in person or by proxy, the shareholders voted on the following matters:

1.	the election of seven directors to serve until the next annual meeting and until their successors have been duly elected and qualified;
2.	the ratification of the issuances of employment-issued stock options for 200,000 shares of common stock; and
3.	the ratification of the selection of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2005.

No other matters were voted on. The number of votes cast was:

For	Withheld Authority
1.	Election of directors
Michael W. Levin	8,942,582	993,126
Frances Blanco	8,942,582	993,126
Paul C. Baker	8,942,582	993,126
Edwin Ruzinsky	8,942,582	993,126
Donald Gunn	8,942,582	993,126
Henry Royer	8,942,582	993,126
Alan Bazaar	8,942,582	993,126

For	Against	Abstain

2.	Ratification of stock option plans	5,462,074	181,739	36,942
3.	Ratification of independent registered public accounting firm	8,922,762	31,900	981,048

The term of office of each director nominee continued after the annual meeting.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10.1	Lease Agreement (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on October 4, 2004).
Exhibit 10.2	Loan Agreement with PNC Bank (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on December 20, 2004).
Exhibit 10.3	Sublease Agreement (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on January 24, 2005).
Exhibit 11*	Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
Exhibit 32.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
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