Form 10KSB/A
period 2004-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2005-08-15
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

INTRODUCTORY NOTE

In this Amendment No. 2 to our Annual Report on Form 10-KSB/A (the “Second Amendment”) for the year ended June 30, 2004, we further amend the following items set forth in our Amendment No. 1 to our Annual Report on Form 10-KSB/A (the “First Amendment”) filed on July 22, 2005:

      Part II – Item 7. Financial Statements, Auditor's Report
      Part II – Item 8A. Controls and Procedures
      Part III – Item 13. Exhibits

The First Amendment restated our consolidated financial statements for the years ended June 30, 2004 and 2003 and the related disclosures. The following items were amended in the First Amendment as a result of the restatement:

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

Except as discussed above, we have not modified or updated disclosures presented in the original Annual Report on Form 10-KSB, except as required to reflect the effects of the restatement, in this Second Amendment. Accordingly, this Second Amendment does not reflect events occurring after the filing of our original Form 10-KSB or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB on September 28, 2004. This Second Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings.

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

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheet as of June 30, 2004, and the related consolidated statement of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2004 for the effects of variable plan stock option accounting.

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

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were not effective.

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

Dated: August 15, 2005

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES	TITLE	DATE

/s/ Michael W. Levin Michael W. Levin	Chairman of the Board, President and Chief Executive Officer	August 15, 2005

/s/ Denise Hawkins Denise Hawkins	Vice President, Controller (Principal Financial Officer) and Secretary	August 15, 2005

/s/ Frances Blanco Frances Blanco	Director, Vice President, and Treasurer	August 15, 2005

/s/ Donald Gunn Donald Gunn	Director	August 15, 2005

/s/ Paul C. Baker Paul C. Baker	Director	August 15, 2005

/s/ Alan L. Bazaar Alan L. Bazaar	Director	August 15, 2005

/s/ Ed Ruzinsky Ed Ruzinsky	Director	August 15, 2005

/s/ Henry Royer Ed Ruzinsky	Director	August 15, 2005