Form 10QSB/A
period 2004-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2005-08-15
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 2)

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

INTRODUCTORY NOTE

In this Amendment No. 2 to our Quarterly Report on Form 10-QSB/A (the “Second Amendment”) for the quarter ended September 30, 2004, we further amend the following items set forth in our Amendment No. 1 to our Quarterly Report on Form 10-QSB/A (the “First Amendment”) filed on July 22, 2005:

         Part I. Financial Information, Item 3
         Part II. Other Information, Item 6

The First Amendment restated our consolidated financial statements for the periods ended September 30, 2004 and 2003 and the related disclosures. The following items were amended in the First Amendment as a result of the restatement:

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

Except as discussed above, we have not modified or updated disclosures presented in the original Quarterly Report on Form 10-QSB, filed on November 12, 2004, except as required to reflect the effects of the restatement, in this Second Amendment. Accordingly, this Second Amendment does not reflect events occurring after the filing of our original Form 10-QSB or modify or update those disclosures affected by subsequent events.

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: August 15, 2005	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: August 15, 2005	By: /s/ Denise Hawkins Denise Hawkins Vice President and Controller (Principal Financial Officer)