Form 10QSB/A
period 2004-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2005-08-15
CIK 1024022

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

INTRODUCTORY NOTE

In this Amendment No. 2 to our Quarterly Report on Form 10-QSB/A (the “Second Amendment”) for the quarter ended December 31, 2004, we further amend the following items set forth in our Amendment No. 1 to our Quarterly Report on Form 10-QSB/A (the “First Amendment”) filed on July 22, 2005:

         Part I. Financial Information, Item 3
         Part II. Other Information, Item 6

The First Amendment restated our consolidated financial statements for the periods ended December 31, 2004 and 2003 and the related disclosures. The following items were amended in the First Amendment as a result of the restatement:

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

Except as discussed above, we have not modified or updated disclosures presented in the original Quarterly Report on Form 10-QSB, filed on February 14, 2005, except as required to reflect the effects of the restatement, in this Second Amendment. Accordingly, this Second Amendment does not reflect events occurring after the filing of our original Form 10-QSB or modify or update those disclosures affected by subsequent events.

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