Form 10KSB
period 2005-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2005-09-13
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

     Issuer’s telephone number: (201) 677-9311

     Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Common Stock	Name of each exchange on which registered AMEX

     Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer's revenues for its most recent fiscal year: $17,878,838.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on September 9, 2005 was $12,400,698.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of August 31, 2005, we had 10,978,606 shares of common stock issued and outstanding.

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

On April 26, 2002, we formed Cadapult Graphic Systems, Inc., as a wholly-owned New Jersey subsidiary, for selling supplies directly to certain end users and for the sale and servicing of electronic pre-press systems.

In May 2005, we discontinued all electronic pre-press systems sales and service operations, the majority of the Cadapult business.

We are presently organized with two operating subsidiaries: Media Sciences, Inc. and Cadapult Graphic Systems, Inc. Media Sciences International, Inc., as a parent corporation, does not engage in substantive independent business operations. We conduct substantially all of our operations through our subsidiaries.

As of August 31, 2005 we had 10,978,606 shares of common stock issued and outstanding, and no preferred shares outstanding.

We have not been subject to bankruptcy, receivership or any similar proceedings.

Our Business

We are a manufacturer of supplies for business color printers and industrial coders (printers). We operate in one business segment through two wholly-owned subsidiaries.

Our wholly-owned subsidiary, Media Sciences, Inc., manufactures and distributes printer supplies, including solid ink sticks and toner cartridges for use in Tektronix, Xerox, QMS-Minolta, Epson, Ricoh, Oki and other color printers. We intend to grow this business through an expansion of our product line, expansion of our distribution channels, through our INKlusive free color printer program and through demand creation marketing activities. While we primarily sell our supplies through an international distribution channel, we also sell supplies directly to certain end users through our INKlusive program.

Our wholly-owned subsidiary, Cadapult Graphic Systems, Inc., sells supplies directly to certain end users through our INKlusive color printer program and to those with whom we have a historical relationship.

Operating Strategy

We have a strategic objective of becoming the leading independent manufacturer of supplies for digital color business printers. We intend to achieve this objective through an expansion of our product line, through brand development, an expansion of our distribution network and through marketing programs. Our products are a high quality, lower cost alternative to the printer manufacturers’ brand.

The opportunity to sell Media Sciences supplies exists in the installed base of workgroup, or business, color printers. The installed base are those color printers used by organizations of all sizes. Almost all of these organizations are using the printer manufacturers’ supplies, such as Xerox, Oki or Konica-Minolta. We believe that as color printers become more commonplace in the office environment, a subset of these users will seek alternative supplies to the printer manufacturers’ brands, primarily as a way to reduce the cost of ownership of their color printers. If we look at the color market as being analogous to the monochrome printer and supply market, we believe an opportunity exists for alternate supply manufacturers to achieve a 22-27% market share in the aggregate. Our objective is to be the leader within this market space by providing high quality, less expensive color printer supplies through the same distribution channels used for selling the printer manufacturers’ supplies.

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

Principal Products and Services and Programs

Products

Solid Ink.   We manufacture and distribute solid ink sticks for use in certain business color printers. Specifically we manufacture solid ink for use in the Xerox/Tektronix Phaser 340, 350, 360, 840, 850, 860, 8200, 8400, 8500 color printers and for use in the Xerox WorkCentre C2424 multifunction device. Our ink is sold under the Media Sciences brand, and under the ‘house’ brands of several of our customers. We offer flexible, custom packaging to meet the needs of those distribution partners. Our solid ink is typically sold to organizations at prices that are 20% to 50% less than those of the Xerox brand.

We also manufacture solid ink for use in industrial marking, or coding, applications. These products include solid ink for use in the Markem 9000 and 5000 series coders. These products are sold under private label brands and offer a savings of up to 24-30% versus the Markem brand.

We are in discussions with a printer manufacturer to become their primary supplier of solid ink sticks for the printers they manufacture. Should this opportunity come to fruition, we will sell these products exclusively to that customer for sale under their own brand.

Toner Cartridges.   We manufacture toner cartridges for use in Tektronix, Xerox, Konica-Minolta, Oki, Epson, and Ricoh color printers. We offer two lines of toner cartridges: Premium color toner cartridges and our Clearcase line of toner cartridges. As with our ink, our toner cartridges are sold under the Media Sciences brand and under the house brands of our distributors. We plan to expand our toner cartridges offerings both within the above lines of color printers and to other color printer manufacturers as well.

o	Premium Color Toner Cartridges — Our Premium Color Toner Cartridge line of toner cartridges includes toner cartridges for Xerox/Tektronix Phaser 1235, 2135, and 7300 and Oki 5000, 7000 and 9000 series color printers, These are new cartridges offered at a discount to those of the printer manufacturer. These cartridges are offered at a discount of up to 30% to the prices of the printer manufacturers.

o	Clearcase — Our Clearcase line of toner cartridges are for use in Xerox/Tektronix Phaser 560, 740, 750, 780, 790, 7700 and 6200 color printers, Konica-Minolta (formally QMS) Magicolor 330, 3100 and 2300 and Epson C4000 and C900 color printers. These are newly manufactured toner cartridges, featuring a unique clear case, allowing the user to see the colored toner within the cartridges. These cartridges are offered at a discount of up to 30% to the prices of the printer manufacturers.

INKlusive.   Our INKlusive color printer program provides a customer with a workgroup color printer or multifunction device, on-site service and a defined, regular shipment of supplies (ink or toner), all for the cost of just the supplies. It is truly a free color printer program. Consequently, the INKlusive program provides the customer with one of the lowest cost of ownerships of a business color printer in the industry today.

There are currently four versions of the program starting at $79 per month for two years through $199 per month for three years. The program includes both color toner and solid ink based printers and a solid ink based multifunction device. The program requires a 24 to 36 month commitment, and upon successful completion of the program, the printer is the customer’s to keep at no additional charge.

The INKlusive program is targeted at small businesses, education, not-for-profits and real estate agents and brokers. The program is advanced by our channel partners who receive a commission for each unit placed, and are encouraged to sell additional Media Sciences supplies to the customer. More information on the INKlusive program is available at www.inklusive.com.

Media Sciences offers this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we are paid in full for the printer and the two (or three, as the case may be) years of supplies. We recognize the revenue from the supplies as they are shipped over the term of the INKlusive agreement. Consequently, the difference in timing between receipt of payment for the supplies and those that are shipped gives rise to deferred revenue on our balance sheet.

For the year ended June 30, 2005 revenue recognized for the shipment of INKlusive supplies represented approximately 3% of our total revenues, and gave rise to an additional $800,000 in deferred revenue which will be recognized as the supplies are shipped over the remaining terms of those INKlusive agreements.

Marketing and Sales Plans

Our marketing strategy is embodied by four objectives :

1)	Build awareness among end users and dealers that Media Sciences products are a quality option for business color printer supplies.
2)	Position Media Sciences as the leader in aftermarket office color printer supplies.
3)	Reinforce that not all aftermarket choices are the same, and that the safe and profitable choice is Media Sciences.
4)	Educate our channels on the breadth of the market opportunity showing them that color is no longer a ‘niche’ market.

The execution of the above strategy is multifaceted and is centered on three areas :

1)	Product Marketing
2)	Channel Marketing
3)	End User Marketing

Product marketing encompasses all product-centric marketing efforts including, but not limited to the identification of new product development targets, packaging, product pricing, and product specific collateral materials. We plan to expand our product line, ‘brand’ of our warranty, and improve the out-of-box experience with Media Sciences products. Our goal with our product marketing efforts is show the end user that Media Sciences are a quality alternative to the printer manufacturers’ brand.

Channel marketing encompasses all communications, efforts and programs centered on the identification, recruitment, training and growth of our channel partners. These efforts include product launches, regular communications via e-mail, mail, telephone and ‘webinars’, and channel programs such as our Clear Profits program. The purpose of our channel marketing efforts is to build awareness within the channel, of the market and our products and to help our channel partners see the business opportunity presented by the sale of Media Sciences supplies. In short we strive to show channel partners how they can increase their profitability and customer satisfaction by selling Media Sciences supplies.

End user marketing is directed at the owners and users of office color printers and those responsible for purchasing supplies for these printers. Our efforts include direct mail, trade shows, advertising, end user endorsements, and public relations. The goal of these efforts is to build awareness and initiate conversions from the printer manufacturers’ supplies to Media Sciences supplies.

Our sales efforts compliment our marketing strategy and focus on channel development, and end user conversions.

Our channel development sales activities include :

o	Identifying and recruiting new and incremental channels for our products and programs (INKlusive).
o	Providing product training, including tactics used by the printer manufacturers to compete with aftermarket supplies.
o	Providing information and training on the office color market to help the channel identify opportunities within their customer base.
o	Providing information and training on the office color market to help the channel identify opportunities within their customer base.
o

Development of incentive programs to increase the focus on Media Sciences products by increasing the financial opportunity for the channel and its salespeople and by making it fun to sell Media Sciences products.

o	Development of channels in markets outside of the US and Western Europe.
o	Getting face to face with as many of our channel partners as possible.

In order to accomplish the above, we are increasing our sales staffing including inside sales personnel and channel managers.

Our end user sales activities are primarily focused on Fortune 1000 companies and other large color printer installations. These activities, often executed in concert with a channel partner, include identifying large opportunities and pursuing them by supporting the individual(s) within the target organization responsible for evaluating, selecting and purchasing color printer supplies, so that they can make an informed decision on Media Sciences as an alternative to the printer manufacturers brand of supplies. This support may include cost of ownership studies, reliability studies, and Media Sciences product to test and evaluate.

Industry and Market Overview

The office environment has been dominated by monochrome (black and white) printers and color monitors. Over the past several years color printers have been introduced in the office environment for high impact communications where color presentation was critical. Today, the production of color documents in the office is less the exception and more the norm, and with many favorable market drivers, the use of color documents is expected to grow. Industry sources forecast a decline in Monochrome supply shipments beginning in 2005. In conjunction with flat monochrome laser printer sales, the percentage share of color laser printers is growing.

The adoption of color in the office has been facilitated by lower costs of acquisition such as sub-$1000 and sub $500 color laser printers along with increased print speeds and reliability. In addition to the lower costs, favorable market dynamics are driving the use of office color printers. Primary contributors are the use of internet, which has broadened the acceptance of color communication, and the “distribute and print” model, where digital document delivery is enhanced with localized printing as a way to shorten turn around times and reduce production costs.

Growth in the installed base of color laser printers has accelerated in recent years with a 15% year over year unit growth in 2001, 23% in 2002 and 49% in 2003 (source: IDC Research; Bear Stearns 2003). In addition, worldwide sales of color laser printers is expected to grow at a CAGR (compound annual growth rate) of 30% within the period 2003-2009 from over 1 million units in 2003 to approximately 7 million units in 2009 (source: Lyra Research, Inc. August 2005, Hard Copy Supplies Advisory Service, Frist Half 2005 Forecast). To compliment the growth of the color printer installed base, the production of color pages is growing. Impressions produced on digital color production printers are expected to grow from 11 billion in 2001 to 54 billion in 2006 (source: Xerox Corporation News Release November 24, 2003).

As a result of the increasing installed base and incremental page production, there is an increase in the usage of supplies. Lyra Research estimates worldwide shipments of color cartridges will increase at a CAGR of nearly 37% from 20.6 million to close to 100 million units over the period of 2003- 2009 (source: Lyra Research, Inc. Hard Copy Advisory Service First Half 2005- Forecast). Lyra also forecasts that laser cartridge sales will outpace the sales of ink cartridges this year (source: News Release Image Source Magazine May 2004).

Today, the dominant sources of color printer supplies are the printer manufacturers themselves. These manufacturers reduce the cost of the printer hardware to gain market share, in an effort to capture the recurring profitable revenue stream of supplies. There has been limited competition to this source of supplies. Organizations will have to manage the increasing expense of printing in color as more printers are placed, pages produced and supplies consumed. As a result, they will look for cost saving supply alternatives to manage the ongoing expense. Today the aftermarket is robust for monochrome, remanufactured and new build toner cartridges. These aftermarket monochrome are brought to market through many of the same distribution channels with whom Media Sciences partners. The aftermarket for color cartridges has lagged monochrome’s adoption of after market supplies, as the cost of the actual printers has remained high, thereby sustaining a perception of risk when using an alternative to the printer manufacturer’s brand. With the recent declines in the cost of office color printers, the perceived risk is diminishing and users are increasing their pace of adoption of aftermarket color printer supplies.

In a 2000 research study, Lyra Research estimated that monochrome third party supply/alternative supply manufacturers will provide approximately 22-27% of the supplies consumed through 2003. We believe that similar metrics exist for color by which up to 27% of the supplies consumed may be aftermarket choices.

Distribution Methods of the Products and Programs

Our primary goal in building our distribution channels is to have our products readily available to the end users. Consequently, we look to mirror the distribution points of the printer manufacturers, and add additional, unique, distribution points that serve the cost conscious end user. As a result, we sell through an international network of channel partners, including wholesalers, distributors, dealers, internet resellers, printer manufacturers and contract stationers.

We have a dual branding strategy — our products are sold under the Media Sciences brand, and where a partner has equity in their own brand we will work with that partner to provide our products to them under their brand. Currently approximately 50% of our sales are under the Media Science brand and the balance under our partners’ brands. Our goal is to grow the Media Sciences branded product sales to 75% of our sales within five years.

Our products are available in most parts of the world. However, approximately 85% of our sales are in the United States, with a majority of the balance of our sales in Western Europe. Our goal is to have our international sales represent no less than 30% of our revenues within three years, while continuing to aggressively grow our US sales.

Competition

Media Sciences competes primarily with the original manufacturer of the printers for which we provide supplies, including Xerox, which sells printers under the Tektronix and Xerox brands, Konica-Minolta (formally QMS), Epson, Brother and Ricoh. These competitors use several tactics to limit the penetration of aftermarket supplies including remanufactured products and newly manufactured products such as those offered by Media Sciences. These tactics include protecting their technology through the use of patents, through the development of sales and marketing programs those that provide for incentives to distribution channels that sell exclusively the printer manufacturers’ brand supplies, and through fear, uncertainty and doubt (FUD). Media Sciences competes with these manufacturers primarily by offering a compelling value proposition of quality, value (through lower end user costs and higher channel margins) and choice.

Media Sciences also competes with entities that remanufacture color toner cartridges that compete with Media Sciences’ newly manufactured cartridges. Remanufactured toner cartridges are often available at lower prices than the equivalent, newly manufactured, Media Sciences toner cartridge. Media Sciences competes with these products based on quality, reliability, warranty and excellent product availability. Some remanufacturers choose to sell Media Sciences products to their customer rather than make the substantial investment in developing the technologies and processes necessary to remanufacture color toner cartridges.

Media Sciences is buying certain color toner cartridges, from a supplier, on a non-exclusive basis. While we believe Media Sciences’ combination of distribution, warranty, channel programs, brand recognition and product breadth will allow us to compete well with others selling similar products, we may see increased competition for these particular products.

We have observed some solid ink products entering the market from a Korean manufacturer. We compete with these products based on the quality of Media Sciences’ solid inks, and our extensive efforts to avoid infringement of the printer manufacturers’ intellectual property. In addition, our warranty, channel programs, brand recognition and product breadth make Media Sciences a better choice for the distribution channel and the end user.

Principal Suppliers

Purchases in fiscal year ended June 30, 2005 from three vendors amounted to approximately 44% of cost of goods sold, with no one vendor accounting for more than 15% of cost of goods sold.

We purchase certain important raw materials from a sole source or a limited number of suppliers. Management believes that other suppliers could qualify to provide similar raw materials on comparable terms. The time required to locate and qualify other suppliers, however, could cause a delay in manufacturing that could be disruptive to our Company.

Dependence on Major Customers

Net sales to one customer represented approximately 11% of our revenues for the year ended June 30, 2005 and 7% of our revenues for the year ended June 30, 2004. This customer accounts for approximately 4% and 6% of accounts receivable at June 30, 2005 and 2004 respectively.

Intellectual Property

We regard our trademarks, trade secrets, and proprietary technology and similar intellectual property as critical to our success, and rely on trademark, copyright and patent law, trade secret protection and confidentiality and other agreements with our employees, customers, partners and others to protect our proprietary rights. We have registered certain trademarks in the United States and have applied for the registration of other trademarks in the United States. In 2004 we were granted certain patents in the United States, the term of which are 14 years.

Need for Government Approval

Not applicable.

Government Regulation

Not applicable.

Research, Engineering and Development

We direct our research, engineering and development efforts primarily toward developing new products and processes and improving product performance. Research, engineering and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including conceptual formulation, design and testing of product alternatives, construction of prototypes, are expensed as incurred. For the years ended June 30, 2005 and 2004 our research, engineering and product development costs were approximately $0.50 million and $0.74 million respectively.

Compliance with Environmental Laws

Not applicable.

Employees

We currently have 48 full-time employees, including seven management level employees and one part time employee.

ITEM 2.   DESCRIPTION OF PROPERTY

We maintain our executive offices at Oakland, New Jersey, pursuant to a lease expiring on September 30, 2009. We occupy approximately 41,800 square feet, including warehousing and manufacturing.

We are subject to a lease expiring on May 31, 2011 for our former facility in Allendale, New Jersey. We have entered into a sublease expiring on May 31, 2011, the expiration date of our lease. The sublease provides for annual rent payments to us of $0.17 million.

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

Location	Approximate Square Feet	Approximate Annual Rent	Use	Lease Expiration Date

8 Allerman Road Oakland, NJ 07436	41,800	$0.30 million	Executive Offices, Warehouse, and Manufacturing Facility	September 30, 2009

40 Boroline Road Allendale, NJ 07401	15,400	$0.18 million	Former offices, now being sublet.	May 31, 2011

ITEM 3.   LEGAL PROCEEDINGS

In May 2005, we filed suit in New Jersey state court against our former insurance broker for insurance malpractice. The suit contends, in sum and substance, that the insurance broker was negligent and breached its duty of care in connection with the procurement of an umbrella insurance policy. The suit asserts four causes of action for negligent procurement, failure to procure required coverage, breach of the standard of care, and failure to advise.

In particular, the suit alleges that the insurance broker breached its duty by failing to identify our subsidiary in insurance applications; submitting insurance applications, without our review, incorrectly denying the existence of our subsidiary; and failing to correct such an error. The suit further alleges that our insurance broker failed to procure the umbrella insurance we required and were led to believe we purchased. Finally, the suit alleges that our insurance broker breached its duty by failing to be aware that our subsidiary did not have adequate coverage and to advise us that our subsidiary was not adequately covered.

The suit seeks recovery of the balance of unrecouped losses for third party damages that should have been covered under the umbrella insurance procured by our insurance broker but was not due to the aforementioned negligence and breaches of duty of care by our insurance broker.

Other than the above, as at June 30, 2005, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business.

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

Fiscal Year	Quarter Ended	High	Low

2004 2005	September 30, 2003 December 31, 2003 March 31, 2004 June 30, 2004 September 30, 2004 December 31, 2004 March 31, 2005 June 30, 2005	$1.59 $1.34 $1.20 $1.85 $2.00 $1.70 $2.40 $2.15	$0.60 $1.04 $0.85 $1.10 $1.63 $1.39 $1.60 $1.60

Holders

The number of holders of record of our common stock as of September 6, 2005 was 363.

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

Transfer Agent

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

Recent Sales of Unregistered Securities

On August 8, 2005, we issued to a management level employee, Donald Gunn, stock options to purchase up to 100,000 shares of our common stock. The options are subject to vesting, upon Gunn’s relocation to corporate offices, as follows: 50,000 stock options on such date, and the other 50,000 stock options at the rate of 10,000 stock options per year for five years starting on the first anniversary of such date. The options are exercisable for ten years at $1.65 per share. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 2005.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2005

Sales.   Consolidated sales for the year ended June 30, 2005, compared to the year ended June 30, 2004, increased approximately 24% to $17.9 million from $14.5 million. Sales of solid ink sticks increased approximately 50% over 2004 while sales of color toner cartridges increased slightly by 3%. The mix of both solid ink and color toner cartridges shifted from older models to new models. This trend is to be expected as lower color printer prices encourage the migration from older slower printers with high service costs to newer, faster color printers with lower service costs. Based on recent and expected product introductions, we believe that our growth in color toner cartridge sales will outpace the growth of our solid ink sales over the coming year.

Gross Profit.   The consolidated gross profit for the year ended June 30, 2005 was $8.7 million, or approximately 49% of sales, as compared to $7.1 million, also approximately 49% of sales, for the year period ended June 30, 2004. Despite the significant increase in solid ink sales which typically carry higher margins than those of our color toner cartridges, our consolidated gross profit margins were essentially unchanged from the prior year. The primary contributing factor that tempered our margins was a shift in the makeup of our color toner cartridge sales. Specifically, as described above, there was a shift from older, higher margin products to newer, lower margin products. While the shift to newer products will continue, we recently introduced several new color toner cartridge lines that will replace our lower margin toner cartridges. In addition, we have embarked upon several initiatives to increase our manufacturing efficiencies and to reduce raw material costs. Consequently, despite the increased growth in color toner cartridges which have historically carried lower margins than our solid inks, we anticipate consistent, if not expanding, margins over the coming year.

Selling, General and Administrative.   Consolidated selling, general and administrative expenses for the year ended June 30, 2005 increased to $7.9 million, or 44% of sales, from $6.4 million, or 44% of sales, for the year ended June 30, 2004. Selling, general and administrative expenses for the year ended June 30, 2005 include $0.55 million of non-recurring expenses that resulted from the move of our administrative and manufacturing facilities. Selling, general and administrative expenses also include $0.20 million and $0.35 million in non-cash compensation expense for the years ended June 30, 2005 and 2004 respectively, as a result of variable plan accounting treatment. Since our stock options are no longer subject to variable plan accounting treatment, we do not anticipate further non-cash compensation charges until our adoption of SFAS 123(R). While we intend to increase expenditures in advertising, marketing, research and development and overall payroll costs, we expect our selling, general and administrative expenses to decrease as a percentage of sales.

Depreciation and Amortization.   Depreciation and amortization expense for the year ended June 30, 2005 decreased to $0.52 million, including $0.24 million included in cost of sales, from $0.76 million for the year ended June 30, 2004 of which $0.50 million was included in cost of sales. The decrease in depreciation and amortization resulted from several tooling investments being fully depreciated in the fiscal year ended June 30, 2004. During the year ended June 30, 2005, we invested approximately $1.7 million in various fixed assets and leasehold improvements that will be depreciated over useful lives of three to seven years. Consequently, we expect our depreciation and amortization expenses, both in cost of goods and in selling, general and administrative expenses to increase.

Interest Expense.   Interest expense for the year ended June 30, 2005 decreased to $0.18 million from $0.37 million incurred for the year ended June 30, 2004. The decrease in interest expense was due to decreased borrowings and to reduced borrowing costs. We anticipate continued decreased borrowings as we generate cash from operations, which should result in decreased interest expense, despite an increasing interest rate environment.

Income Taxes.   For the year ended June 30, 2005, we recorded an income tax expense from continuing operations of $0.25 million as compared to an income tax expense from continuing operations of $0.20 million for the year ended June 30, 2004. For the years ended June 30, 2005 and 2004 the Company’s effective tax rate was 39% and 51% respectively. The effective aggregate state and federal tax rate varies due to the impact of variable plan accounting and certain research and development and manufacturing credits.

Preferred Stock Dividends.   For the year ended June 30, 2005, we paid no preferred stock dividends. For the year ended June 30, 2004, we incurred a preferred stock dividend charge of $2.3 million including a $2.1 million non-cash preferred stock dividend and induced conversion charge associated with the conversion of our preferred stock to common stock.

Income (Loss) from Continuing Operations Applicable to Common Shareholders.   For the year ended June 30, 2005, we earned $0.38 million from continuing operations or $0.04 per share basic and diluted, as compared to the year ended June 30, 2004, where we incurred a loss from continuing of $2.07 million or $(0.33) per share basic and diluted. The loss from continuing operations applicable to common shareholders for the year ended June 30, 2004 was due to the non-cash induced conversion charge.

Income (Loss) from Discontinued Operations.   During the fourth quarter of fiscal 2005, we ceased certain sales operations under Cadapult. Specifically, we ceased all electronic pre-press equipment sales and service operations. In conjunction with the discontinuance of that business, we sold our service contracts to an unrelated entity, wrote off certain inventory associated with that business, and wrote off the goodwill associated with that business. The results of operations for that line of business are classified as a discontinued operation.

Sales and service revenues from the discontinued operations for the years ended June 30, 2005 and 2004 were $1.5 million and $2.0 million, respectively. The income (loss), net of tax from discontinued operations for the years ended June 30, 2005 and 2004 were $(0.46) million and $0.20 million respectively.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2004

Sales.   Consolidated sales for the year ended June 30, 2004, compared to the year ended June 30, 2003, increased approximately 22% to $14.5 million from $11.9 million. Solid ink sales increased approximately 33%, while color toner cartridge sales increased approximately 16%.

Gross Profit.   The consolidated gross profit for the year ended June 30, 2004 was $7.1 million, or approximately 49% of sales, as compared to $6.3 million, or approximately 53% of sales, for the year period ended June 30, 2003. The decrease in gross profit margins was due primarily to a shift in the mix of toner product sales. Sales of Premium toner cartridges, which carry significantly lower gross profit margins than do Clearcase cartridges, grew significantly during the year ended June 30, 2004, while Clearcase sales during that same period contracted.

Selling, General and Administrative.   Consolidated selling, general and administrative expenses for the year ended June 30, 2004 increased to $6.4 million, or 44% of sales, from $4.8 million, or 40% of sales, for the year ended June 30, 2003. The increase in selling, general and administrative expenses was due to an increase in engineering and product development expenses of $0.62 million and marketing expenses of $0.25 million both associated with the development, commercialization and launch of ten new products, the most significant of which started shipping in fiscal 2005 and to increased non-cash compensation due to variable plan accounting. These increases to selling, general and administrative expenses were offset by the $0.5 million settlement with our umbrella insurance carrier.

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

Income Taxes.   For the year ended June 30, 2004, we recorded an income tax expense from continuing operations of $0.20 million as compared to an income tax expense from continuing operations of $0.43 million for the year ended June 30, 2003. For the years ended June 30, 2004 and 2003, the Company’s effective tax rate was 51% and 40%, respectively. The effective aggregate state and federal tax rate varies due to the impact of variable plan accounting.

Preferred Stock Dividends.   For the year ended June 30, 2004, we incurred a preferred stock dividend charge of $2.3 million including a $2.1 million non-cash preferred stock dividend and induced conversion charge associated with the conversion of our preferred stock to common stock. For the year ended June 30, 2003, we incurred a preferred stock dividend charge of $0.63 million.

Income (Loss) from Continuing Operations Applicable to Common Shareholders.   For the year ended June 30, 2004 we incurred a loss from continuing operations applicable to common shareholders of $2.07 million or $(0.33) per share basic and diluted, as compared to the year ended June 30, 2003, where we earned $0.01 million from continuing operations or $0.00 per share basic and diluted. The loss from continuing operations applicable to common shareholders for the year ended June 30, 2004 was due to the non-cash induced conversion charge.

Income from Discontinued Operations.   Sales and service revenues from the discontinued operations for the years ended June 30, 2004 and 2003 were $2.0 million and $2.7 million respectively. The income, net of tax from discontinued operations for the years ended June 30, 2004 and 2003 was $0.20 million and $0.23 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We experienced positive cash flows from operating activities for the year ended June 30, 2005. Cash flows from operating activities of $0.16 million resulted primarily from income from continuing operations of $0.38 million and cash provided by discontinued operations of $0.30 million, net non-cash charges of $0.79 million, receipt of an insurance claim receivable of $0.50 million, cash received from landlord of $0.20 million, and an increase in deferred revenue of $0.78 million, offset by increases in accounts receivable of $0.56 million and in inventories of $0.92 million and a decrease in accounts payable of $1.3 million.

The increase in inventories was due to the increase in the number of products in our product line, increased sales, minimum order requirements necessary to secure advantageous pricing and the extended lead time from our Asian suppliers. In addition, we sought to increase certain inventory levels in order to assure an in-stock position on our products. An initiative is under way to maintain or reduce our inventory levels while increasing the breadth of our product line and while ensuring an in-stock position and advantageous pricing from our vendors.

Accounts payable decreased significantly as we sought to bring our suppliers into normal payment terms. At June 30, 2005, we had achieved that objective. Therefore, we expect any changes in accounts payable to be relative to overall purchasing activity.

Our most recent INKlusive program has generated positive cash flow since we are paid in advance for the ink to be shipped over a two year period, thus giving rise to deferred revenues. The continued ability for INKlusive to generate positive cash flow through increases in deferred revenue is a function of customer acceptance of future programs and the structure of the financing of those programs.

The cash we used in investing activities for the year ended June 30, 2005 included the purchase of equipment, tooling and leasehold improvements in the amount of $1.7 million. We plan additional capital expenditures over the next twelve months of approximately $0.75 million, which we plan to finance through internal cash generation and where appropriate through operating leases.

We have a revolving line-of-credit which provides for maximum borrowings of $3 million. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings bear interest at a rate of 0.75% over the bank’s base rate. As of June 30, 2005 we had $1.6 million outstanding under this line and the interest rate was 6.75%. The line-of-credit expires on November 30, 2006.

In March 2005, we entered into a five-year term note with our bank in the amount of $0.5 million that bears interest at a fixed rate of 6.5%. The proceeds were used to finance the leasehold improvements to our new facility.

Both the revolving line-of-credit and the five-year term note with the bank are subject to two financial covenants including a ratio of Funded Debt (defined as all borrowed debt including senior borrowed debt and subordinated debt) to EBITDA (defined as net income plus interest expense plus income tax expense plus depreciation plus amortization), of not more than 2.50 to 1.00 and a ratio of Cash Flow (defined as net income after taxes plus depreciation, plus interest expense, minus nonrecurring gains, plus nonrecurring losses, plus non-cash expenses, minus dividend distributions, plus capital contributions) to cash uses (defined as prior year’s current maturities of long term debt including capital lease payments, plus current year’s interest expense, plus unfunded capital expenditures), of not less than 1.0, measured on a rolling four quarter basis. At no time have we been in violation of these covenants.

On March 2, 2005, we sold 500,000 shares of common stock to an investor at $2.00 per share for net proceeds of $0.97 million. The proceeds were used for working capital.

On July 27, 2005, we entered into an equipment lease line of credit with $1 million in availability with the bank.  Borrowings bear interest at a rate of approximately 1% over the bank’s base rate.  The bank will hold title to the equipment leased under the credit line.  Any unutilized balance on line of credit expires on July 26, 2006.

We believe that we will be able to fund our cash requirements for the foreseeable future through a combination of internal cash generation, the revolving line-of-credit and the lease line of credit.

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

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue is recognized at the point of shipment for goods sold, and ratably through the duration of INKlusive contracts (generally, two years) provided collection is reasonably assured. Provisions for rebates, product returns and discounts to customers are recognized as reductions in determining net sales in the same period as the related sales are recorded. All sales are in US dollars.

Under the Company’s INKlusive program, a customer commits to purchase a fixed quantity of supplies from the Company, typically over a two year period. These supplies are automatically shipped to the customer on a regular basis. In exchange, and through a financing partner, the Company provides the customer with a color printer at no additional charge. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we are paid in full for the printer and the two years of supplies. The Company recognizes the revenue from the supplies as they are shipped over the term of the INKlusive agreement. The Company is not exposed to the credit risk of any individual customer in the INKlusive program. Deferred revenue consists principally of billings on INKlusive contracts prior to shipping supplies to fulfill those contracts.

The Company markets its products to an international network of dealers and distributors. Credit is extended after a credit review by management which is based on a customer’s ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. Foreign receivables are insured up to 90% of face value. Media Sciences International, Inc. has no significant concentrations of credit risks and generally does not require collateral or other security from its customers.

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or market, with costs being determined on a first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. The Company evaluates its inventories periodically to identify excess, slow-moving and obsolete inventories and assess reserve adequacy.

Warranty Accrual

The Company provides a warranty for all of its consumable supply products and under its INKlusive free color printer program. The Company’s warranty stipulates that it will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Factors that may affect the warranty include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of the recorded warranty liability and adjusts the amount as necessary. These expenses are classified as selling, general and administrative costs. The warranty accruals at June 30, 2005 and 2004 were $0.29 million and $0.34 million, respectively.

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

At June 30, 2004, goodwill amounted to $4.5 million net of accumulated amortization of $0.52 million. The goodwill resulted from the acquisition of substantially all of the assets of UltraHue, Inc., and from the acquisition of substantially all of the assets of three computer resellers by Cadapult.

In May 2005, we ceased certain sales operations under Cadapult. Specifically we ceased all sales and service of pre-press computer graphics systems. We evaluated the goodwill resulting from the three Cadapult acquisitions and determined that the goodwill resulting from those acquisitions was fully impaired. Consequently, we incurred an impairment charge of approximately $0.88 million which is reflected in the results from discontinued operations in our Statement of Operations for the year ended June 30, 2005. We have completed all transitional and annual impairment tests necessary to date and concluded that no other goodwill is impaired.

At June 30, 2005, goodwill amounted to $3.6 million net of accumulated amortization of $0.40 million.

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

Prior to May 10, 2005, certain stock options permitted cashless exercise and were accounted for pursuant to variable plan accounting treatment. Under variable plan accounting treatment, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. For the years ended June 30, 2005 and 2004, non-cash compensation expense was $212,455 and $358,675, respectively, of which $13,159 and $11,205, respectively, was included in the income (loss) from discontinued operations.

On May 10, 2005 our Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options will no longer be subject to variable plan accounting treatment after the fiscal year ended June 30, 2005.

Pro forma information regarding net income (loss) and income (loss) per share applicable to common shareholders is required by SFAS 123 and SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements based on the assumption disclosed in Note 1 to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for us for the fiscal year ending June 30, 2007. The new standard will require us to expense employee stock options and other share-based payments over the vesting period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement was issued. The adoption of SFAS No. 151 may have a material impact on our financial position and results of operations.

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

CAPITAL EXPENDITURES

We plan on various capital expenditures over the next twelve months of approximately $0.75 million. These expenditures will include analytical equipment for toner and solid ink development and quality assurance, instruments and equipment for the development of integrated circuits, and upgrades to our information technology systems. In addition we plan to acquire certain manufacturing equipment to scale our manufacturing capability and to increase productivity. We plan to finance these expenditures through internal cash generation and, where appropriate, through operating leases.

INFLATION

We have been subject to several significant increases in raw materials costs over the last 18 months. While we have historically offset any inflation in operating costs through increased productivity, the recent increases have impacted profit margins. We have embarked on a program to improve our procurement of raw materials and to optimize our processes to increase our yields. We believe that these programs will enhance our margins to offset the increases in raw material prices that we have incurred.

SEASONALITY

We do not experience any significant seasonality in our business.

ITEM 7.   FINANCIAL STATEMENTS

Financial Report — June 30, 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheets of Media Sciences International, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Sciences International, Inc. and Subsidiaries as of June 30, 2005 and 2004, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
August 5, 2005

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                 ASSETS                                              June 30,
                                                                               2005            2004
                                                                           ------------    ------------

CURRENT ASSETS :
    Cash                                                                   $    611,016    $    666,116
    Accounts receivable, less allowance for doubtful accounts of $35,000      2,175,512       1,626,287
    Insurance claim receivable                                                     --           500,000
    Inventories                                                               3,196,323       2,274,088
    Deferred tax assets                                                       1,203,884       1,222,774
    Prepaid expenses and other current assets                                   226,804         280,530
                                                                           ------------    ------------
        Total Current Assets                                                  7,413,539       6,569,795
                                                                           ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                   2,058,251       1,072,186
                                                                           ------------    ------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                                 3,584,231       4,468,973
    Other assets                                                                 63,911          48,100
                                                                           ------------    ------------
                                                                              3,648,142       4,517,073
                                                                           ------------    ------------

TOTAL ASSETS                                                               $ 13,119,932    $ 12,159,054
                                                                           ============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank line of credit                                                    $  1,620,233    $  1,789,054
    Bank term loan                                                              100,000         400,000
    Current maturities of long-term debt                                           --            39,081
    Accounts payable                                                          1,254,921       2,511,117
    Accrued expenses and other current liabilities                              142,432         248,580
    Income taxes payable                                                            295          92,651
    Accrued product warranty                                                    291,733         340,592
    Deferred revenue                                                            526,853         153,273
                                                                           ------------    ------------
        Total Current Liabilities                                             3,936,467       5,574,348
                                                                           ------------    ------------

OTHER LIABILITIES :
    Bank term loan, less current maturities                                     375,000            --
    Deferred rent liability                                                     341,988            --
    Deferred revenue, less current portion                                      280,418            --
    Deferred tax liabilities                                                    404,099         543,880
                                                                           ------------    ------------
        Total Other Liabilities                                               1,401,505         543,880
                                                                           ------------    ------------

TOTAL LIABILITIES                                                             5,337,972       6,118,228
                                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value
       Authorized 1,000,000 shares; none issued                                    --              --
    Common Stock, .001 par value
       Authorized 20,000,000 shares; issued  10,953,606 shares
       in 2005 and 9,857,210 shares in 2004                                      10,954           9,858
    Additional paid-in capital                                                9,753,405       7,837,948
    Cost of 54,577 shares in 2005 and 10,564 shares in 2004, of common         (112,913)        (20,832)
       stock in treasury
    Accumulated deficit                                                      (1,869,486)     (1,786,148)
                                                                           ------------    ------------
        Total Shareholders' Equity                                            7,781,960       6,040,826
                                                                           ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 13,119,932    $ 12,159,054
                                                                           ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended June 30,
                                                                               2005            2004
                                                                           ------------    ------------

NET SALES                                                                  $ 17,878,838    $ 14,474,316
                                                                           ------------    ------------

COST OF GOODS SOLD :
    Cost of goods sold, excluding depreciation                                8,924,730       6,842,038
    Depreciation                                                                238,137         504,435
                                                                           ------------    ------------
        Total cost of goods sold                                              9,162,867       7,346,473
                                                                           ------------    ------------

GROSS PROFIT                                                                  8,715,971       7,127,843
                                                                           ------------    ------------

OTHER COSTS AND EXPENSES :
    Selling, general and administrative, excluding depreciation, amortization, loss from sublease, moving expenses and
      impact of variable plan accounting                                      6,884,306       5,752,023
  Depreciation and amortization                                                 281,719         253,706
  Loss from sublease and moving expenses                                        545,128            --
  Impact of variable plan accounting                                            199,296         347,470
                                                                           ------------    ------------
        Total other costs and expenses                                        7,910,449       6,353,199
                                                                           ------------    ------------

INCOME FROM OPERATIONS                                                          805,522         774,644

INTEREST EXPENSE                                                                179,385         373,442
                                                                           ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                           626,137         401,202
PROVISION FOR INCOME TAXES                                                      245,696         203,129
                                                                           ------------    ------------

INCOME FROM CONTINUING OPERATIONS                                               380,441         198,073
                                                                           ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                     (789,193)        338,392
PROVISION (BENEFIT) FOR INCOME TAXES                                           (325,414)        139,838
                                                                           ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                     (463,779)        198,554
                                                                           ------------    ------------
NET INCOME (LOSS)                                                               (83,338)        396,627

PREFERRED STOCK DIVIDENDS, INCLUDING CHARGE FOR
  INDUCED CONVERSION                                                               --         2,269,440
                                                                           ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                 $    (83,338)   $ (1,872,813)
                                                                           ============    ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             10,259,423       6,214,835
                                                                           ============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           10,259,423       6,214,835
                                                                           ============    ============

INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS :
  BASIC AND DILUTED                                                        $       0.04    $      (0.33)
                                                                           ============    ============

INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS :
  BASIC AND DILUTED                                                        $      (0.05)   $       0.03
                                                                           ============    ============

NET LOSS PER COMMON SHARE :
  BASIC AND DILUTED                                                        $      (0.01)   $      (0.30)
                                                                           ============    ============

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY

                                    Preferred Stock        Common Stock      Additional                                 Total
                                   -----------------    ------------------     Paid-in     Treasury    Accumulated   Shareholders'
                                    Shares    Amount     Shares    Amount      Capital       Stock       Deficit        Equity
                                   --------   ------   ----------  -------   -----------   ---------   -----------   -----------

BALANCES, JUNE 30, 2003             547,500   $  547    3,577,210  $ 3,578   $ 5,163,076   $ (20,832)  $(1,654,140)  $ 3,492,229

   Issuance of common stock
      for conversion of
      preferred stock
      and accrued dividends
      and interest, net of
      costs of $61,640             (547,500)    (547)   5,275,000    5,275     2,851,757        --            --       2,856,485
   Preferred stock dividend            --       --           --       --            --          --        (157,406)     (157,406)
   Charge for induced conversion       --       --           --       --      (1,740,805)       --        (371,229)   (2,112,034)
   Sale of common stock, net of
     expenses                          --       --      1,000,000    1,000     1,199,000        --            --       1,200,000
   Issuance of common stock for
     exercise of stock options         --       --          5,000        5         6,245        --            --           6,250
   Impact of variable plan
     accounting                        --       --           --       --         358,675        --            --         358,675
   Net income                          --       --           --       --            --          --         396,627       396,627
                                   --------   ------   ----------  -------   -----------   ---------   -----------   -----------

BALANCES, JUNE 30, 2004                --       --      9,857,210    9,858     7,837,948     (20,832)   (1,786,148)    6,040,826

   Sale of common stock,
      net of expenses                  --       --        500,000      500       974,500         --           --         975,000
   Issuance of common stock
      for exercise of stock
      options                          --       --        287,396      287       275,836     (92,081)         --         184,042
   Issuance of common stock
      for exercise of stock
      warrants                         --       --        309,000      309       452,666         --           --         452,975
   Impact of variable plan
      accounting                       --       --           --        --        212,455         --           --         212,455
   Net loss                            --       --           --        --           --           --        (83,338)      (83,338)
                                   --------   ------   ----------  -------   -----------   ---------   -----------   -----------

BALANCES, JUNE 30, 2005                --     $ --     10,953,606  $10,954   $ 9,753,405   $(112,913)  $(1,869,486)  $ 7,781,960
                                   ========   ======   ==========  =======   ===========   =========   ===========   ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended June 30,
                                                                             2005           2004
                                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES :
    Income from continuing operations                                     $   380,441    $   198,073
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
         Depreciation and amortization                                        519,856        758,141
         Deferred income taxes                                               (120,891)       368,421
         Provision for bad debts                                                9,323         55,445
         Impact of variable plan accounting                                   212,455        358,675
         Loss on write-off of leasehold improvements                          180,364           --
         Cash provided by discontinued operations                             304,152        198,554
         Changes in operating assets and liabilities :
             Accounts receivable                                             (558,548)       159,328
             Insurance claim receivable                                       500,000       (500,000)
             Cash received from landlord as lease incentive                   200,000           --
             Deferred rent liability                                          141,988           --
             Inventories                                                     (922,235)    (1,184,279)
             Prepaid expenses and other current assets                         53,726       (107,480)
             Other assets                                                     (15,811)        10,002
             Accounts payable                                              (1,256,196)     1,170,860
             Accrued expenses and other current liabilities                  (155,007)      (353,401)
             Income taxes payable                                             (92,356)       (38,774)
             Deferred revenue                                                 777,513        (42,961)
                                                                          -----------    -----------
                 Net cash provided by operating activities                    158,774      1,050,604
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                    (1,692,990)      (458,376)
    Sale of Cadapult service contracts                                              1           --
                                                                          -----------    -----------
                 Net cash used in investing activities                     (1,692,989)      (458,376)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank line of credit, net                                                 (168,821)         9,192
    Bank term loan, net                                                        75,000        400,000
    Payments of other short-term debt                                         (39,081)      (405,256)
    Payments on loans from officers                                              --         (475,000)
    Payments on loans from investors                                             --         (600,000)
    Dividends paid                                                               --          (66,125)
    Proceeds of issuance of common stock, net                               1,612,017      1,206,250
    Costs of preferred stock conversion                                          --          (61,640)
                                                                          -----------    -----------
                 Net cash provided by financing activities                  1,479,115          7,421
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH                                               (55,100)       599,649

CASH, BEGINNING OF YEAR                                                       666,116         66,467
                                                                          -----------    -----------

CASH, END OF YEAR                                                         $   611,016    $   666,116
                                                                          ===========    ===========
SUPPLEMENTAL CASH FLOW  INFORMATION :
    Interest paid                                                         $   179,385    $   406,176
                                                                          ===========    ===========
    Income taxes paid                                                     $   155,598    $    13,431
                                                                          ===========    ===========
NON CASH INVESTING AND FINANCING TRANSACTIONS:
    Issuance of common stock as dividend payment                          $      --      $   791,200
                                                                          ===========    ===========
    Issuance of common stock for accrued interest on dividends            $      --      $    14,891
                                                                          ===========    ===========
    Conversion of preferred stock and accrued dividends
       to common stock                                                    $      --      $ 2,856,485
                                                                          ===========    ===========
    Induced conversion of preferred stock                                 $      --      $ 2,112,034
                                                                          ===========    ===========
    Cashless exercise of stock options                                    $    92,081    $      --
                                                                          ===========    ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Nature of Business – Media Sciences International, Inc. and Subsidiaries, collectively referred to as the “Company,” manufactures and distributes supplies for workgroup color printers. Our products include solid ink sticks, color toner cartridges and other consumable items. We distribute our products through an international network of dealers and distributors. We also sell directly to end users located in the United States through programs designed to foster our supplies business, such as our INKlusive free color printer program. In May 2005, we discontinued our electronic pre-press sales and service operations conducted by our subsidiary, Cadapult Graphic Systems, Inc. (“Cadapult”) (see Note 12.) We have our corporate headquarters in New Jersey.

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

        Revenue Recognition – Revenue is recognized at the point of shipment for goods sold, and ratably through the duration of INKlusive contracts (generally, two years) provided collection is reasonably assured. Provisions for rebates, product returns and discounts to customers recognized for as reductions in determining net sales in the same period as the related sales are recorded.

        Under the Company’s INKlusive program, we provide a customer with a workgroup color printer or multifunction device, on-site service and a defined, regular shipment of supplies (ink or toner), all for the cost of just the supplies. We offer this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we are paid in full for the printer and the two years of supplies. We recognize the revenue from the supplies as they are shipped over the term of the INKlusive agreement. Consequently, the difference in timing between receipt of payment for the supplies and those that are shipped gives rise to deferred revenue on our balance sheet.

        Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and unsecured trade receivables. We maintain our cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At various times during the year, such balances may exceed the FDIC limit.

        Concentrations of credit risk with respect to all trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base. We perform ongoing credit evaluations of our customers’ financial condition and do not require collateral. We maintain credit insurance on our foreign receivables. We maintain an appropriate allowance for doubtful accounts based on our history of past write-offs, collections and current credit evaluations. Consequently, management believes that credit risk beyond the established allowance at June 30, 2005 is limited.

        Financial Instruments – Financial instruments include cash, accounts receivable, accounts payable and short-term and long-term debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Vendor Concentrations – Purchases in 2005 and 2004 from three vendors amounted to 44% and 45% of cost of goods sold, respectively. No single vendor accounted for more than 15% and 18% of cost of goods sold, respectively.

        Major Customers – Net sales to one customer represented approximately 11% of revenues for the year ended June 30, 2005 and 7% of revenues for the year ended June 30, 2004. This customer accounts for approximately 4% and 6% of accounts receivable at June 30, 2005 and 2004 respectively.

        Inventories – Inventories, consisting of materials, labor and manufacturing overhead are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

        Property and Equipment – Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method by charges to expense at rates based upon the useful lives of three to seven years for furniture, equipment, automobiles, tooling and molds and over the useful lives or the lease term, if shorter, for leasehold improvements.

        Long-Lived Assets – The Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires testing of goodwill for impairment at least annually, using a two-step process. The first is to identify any potential impairment by comparing the carrying value of reporting units to their fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. Reporting unit fair value is estimated using the income approach, which assumes that the value of a reporting unit can be computed as the present value of the assumed future returns of an enterprise discounted at a rate of return that reflects the riskiness of an investment. Based on the Company’s testing of goodwill, no impairment existed at June 30, 2004. Based on the Company’s testing of goodwill and the decision to discontinue certain Cadapult operations, the net goodwill resulting from three acquisitions by Cadapult, in the amount of $880,000 was deemed impaired and written off at June 30, 2005. The impairment charge is reflected in the results from discontinued operations in our Statement of Operations for the year ended June 30, 2005. We have completed all transitional and annual impairment tests necessary to date and concluded that no other goodwill is impaired.

        In addition, the Company assesses long-lived assets with definite useful lives, including property and equipment and other intangible assets, for impairment whenever events or circumstances indicate that the carrying value may not be fully recoverable by comparing the carrying value to estimated future undiscounted cash flows. To the extent that there is impairment, analysis is performed based on several criteria, including, but not limited to, revenue trends, operating cash flows and other operating factors to determine the impairment amount. No material impairment adjustments to other intangible assets or other long-lived assets were made during the years ended June 30, 2005 and 2004.

        Advertising Expense – The Company accounts for advertising costs in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expenses are deferred until first use of the advertising. Deferred advertising costs at June 30, 2005 and 2004 totaled approximately $51,000 and $63,000, respectively. Advertising expense for the years ended June 30, 2005 and 2004 amounted to approximately $950,000 and $650,000, respectively.

        Income Taxes – The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carryforwards and certain temporary differences and deferred tax liabilities related to certain temporary differences. The Company recognizes a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At June 30, 2005, the Company believes that the “more likely than not” criteria have been met and, accordingly, has recorded a net deferred tax asset to recognize a future tax benefit.

        Employee Benefit Plan – We maintain a 401(k) savings/retirement plan for all eligible employees. The plan allows for employee contributions to be matched by the Company. Our contributions for the years ended June 30, 2005 and 2004 were $36,700 and $26,700, respectively.

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

The following table sets forth the computation of the basic and diluted income per common share from continuing operations:

                                                                                     Year Ended June 30,
                                                                                 ----------------------------
                                                                                     2005            2004
                                                                                 ------------    ------------
Numerator:
  Income (loss) from continuing operations applicable to common shareholders -
  basic and diluted                                                              $    380,441    $ (2,071,367)
                                                                                 ============    ============

Denominator:
  Denominator for basic income (loss) per common share:
      Weighted average shares                                                      10,259,423       6,214,835

     Effect of dilutive securities - stock options and warrants                       452,623            --
                                                                                 ------------    ------------

  Denominator for diluted income (loss) per common share                           10,712,046       6,214,835
                                                                                 ============    ============

Income (loss) per common share, basic and diluted                                    $  0.04         $(0.33)
                                                                                     =======         =======

The following table sets forth the computation of the basic and diluted net loss per common share:

                                                                                     Year Ended June 30,
                                                                                 ----------------------------
                                                                                     2005            2004
                                                                                 ------------    ------------
Numerator:
  Net loss applicable to common shareholders -
  basic and diluted                                                              $    (83,338)    $(1,872,813)
                                                                                 ============    ============

Denominator:
  Denominator for basic loss per common share:
      Weighted average shares                                                      10,259,423       6,214,835

     Effect of dilutive securities - stock options and warrants                          --              --
                                                                                 ------------    ------------

  Denominator for diluted loss per common share                                    10,259,423       6,214,835
                                                                                 ============    ============

Net loss per common share, basic and diluted                                         $(0.01)         $(0.30)
                                                                                     =======         =======

        The following warrants and options to purchase common stock were excluded from the computation of diluted earnings (on a continuing basis) or net loss per share for the years ended June 30, 2005 and 2004 because their exercise price was greater than the average market price of the common stock for those periods :

                                                                Year Ended June 30,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------

             Anti-dilutive warrants and options                  149,150       3,386,156
                                                            ============    ============

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Stock Options and Related Pro Forma Disclosure :

The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) permits the Company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under SFAS 123, but requires pro forma net income (loss) and earnings (loss) per share disclosures as well as various other disclosures. As a result of amendments to SFAS 123, the Company will be required to expense employee stock options over the vesting period beginning with its quarter ending September 30, 2006. The Company has also adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). Under APB 25, because the exercise price of all of the Company’s stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized at the time the options were granted.

Prior to May 10, 2005, certain stock options permitted cashless exercise and were accounted for pursuant to variable plan accounting treatment. Under variable plan accounting treatment, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. For the years ended June 30, 2005 and 2004, non-cash compensation expense was $212,455 and $358,675, respectively, of which $13,159 and $11,205, respectively, was included in the income (loss) from discontinued operations.

On May 10, 2005 our Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options will no longer be subject to variable plan accounting treatment after the fiscal year ended June 30, 2005.

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

The fair value of options granted in 2005 and 2004 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively:

	2005	2004

Risk-free interest rate	3.94 - 4.5%	3.83 - 6.0%
Dividend yield	0.0	0.0
Expected common stock market price volatility factor	9 - 16%	74 - 86%
Weighted average expected life of stock options	10 years	8.9 years

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

                                                                        Year Ended June 30,
                                                                    ---------------------------
                                                                        2005            2004
                                                                    ------------    -----------
Net loss applicable to common shareholders, as reported              $   (83,338)   $(1,872,813)

Impact of variable plan accounting, net of related tax effects           168,440        262,335
Stock-based employee compensation expense under
   fair value method, net of related tax effects                         (63,672)      (136,544)
                                                                     -----------    -----------
Pro forma net income (loss) applicable to common shareholders        $    21,430    $(1,747,022)
                                                                     ===========    ===========

Net income income (loss) per share applicable to common
shareholders:
         Basic and diluted, as reported                                  $(0.01)       $(0.30)
                                                                         ======        ======
         Basic and diluted, pro forma                                    $ 0.00        $(0.28)
                                                                         ======        ======

        Recent Accounting Pronouncements – In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for us for the fiscal year ending June 30, 2007. The new standard will require us to expense employee stock options and other share-based payments over the vesting period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement was issued. The adoption of SFAS No. 151 may have a material impact on our financial position and results of operations.

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

        Engineering and Product Development – Engineering and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. For the years ended June 30, 2005 and 2004, our engineering and product development costs were approximately $500,000 and $740,000, respectively.

NOTE 2 – INVENTORIES:

        Inventories are summarized as follows:

                                                                    June 30,
                                                             -----------------------
                                                                2005         2004
                                                             ----------   ----------
         Raw materials                                       $1,040,390   $  265,178
         Finished goods                                       2,155,933    2,008,910
                                                             ----------   ----------
                                                             $3,196,323   $2,274,088
                                                             ==========   ==========

NOTE 3 – PROPERTY AND EQUIPMENT:

        Property and equipment are summarized as follows:

                                                                    June 30,
                                                             --------------------------
                                                                2005           2004          Useful Lives
                                                             -----------   ------------      ------------
         Equipment                                           $   892,424   $ 1,401,068       3 - 7 years
         Equipment at customer location **                             -       951,109       3 years
         Furniture and fixtures                                  445,104       433,405       7 years
         Automobiles                                              30,434        52,035       5 years
         Leasehold improvements                                  626,351       223,664       5 - 10 years
         Tooling and molds                                     1,876,716       962,185       3 years
                                                             -----------   -----------
                                                               3,871,029     4,023,466
         Less: Accumulated depreciation and amortization       1,812,778     2,951,280
                                                             -----------   -----------
                                                             $ 2,058,251   $ 1,072,186
                                                             ===========   ===========

** Equipment at customer location refers to color printers placed under the Cadapult No-Cap Color printer program which has been discontinued. At June 30, 2004, these assets were fully depreciated.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS:

        Goodwill and other intangible assets are summarized as follows:

                                                                     June 30,
                                                  Life       ----------------------------
                                                 (Years)        2005             2004
                                                 -------     -----------      -----------

         Goodwill                                  --        $ 3,965,977      $ 4,986,030
         Other                                     1-5            46,000           46,000
                                                             -----------      -----------
                                                               4,011,977        5,032,030
         Less: Accumulated amortization                          427,746          563,057
                                                             -----------      -----------
                                                             $ 3,584,231      $ 4,468,973
                                                             ===========      ===========

        The components of other intangible assets include two acquired URLs. The carrying value of the Company’s other intangible assets is $46,000 less accumulated amortization of $46,000 and $41,096 at June 30, 2005 and 2004, respectively. Amortization expense for the fiscal years 2005 and 2004 was $4,904 and $9,217 respectively.

        As of June 30, 2004, the carrying value of goodwill amounted to $4,986,030, less accumulated amortization from periods prior to the adoption of SFAS 142 in July 2001 of $521,962. As explained in Note 1, during the year ended June 30, 2005 net goodwill in the amount of $880,000 was deemed impaired and written off. During the year ended June 30, 2004, no goodwill was impaired or written off.

NOTE 5 – DEBT:

        The Company’s borrowings consisted of the following:

                                                                     June 30,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
         Short-term debt:
           Revolving line-of-credit with bank                 $1,620,233   $1,789,054
           Note payable to bank                                  100,000      400,000
           Current maturities of long-term debt                    --          39,081
                                                              ----------   ----------
                                                              $1,720,233   $2,228,135
                                                              ==========   ==========
         Long-term debt:
           Note payable to bank, less current maturities      $  375,000   $     --
                                                              ==========   ==========

        We have a revolving line-of-credit which provides for maximum borrowings of $3,000,000. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings bear interest at a rate of 0.75% over the bank’s base rate (an effective rate of 6.75% at June 30, 2005) and are payable on demand. The line-of-credit expires on November 30, 2006.

        In March 2005, we entered into a five-year term note with our bank in the amount of $500,000 that bears interest at a fixed rate of 6.5%. The proceeds were used to finance the leasehold improvements to our new facility.

        On July 27, 2005, we entered into an equipment lease line of credit with $1 million in availability with the bank.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Both the revolving line-of-credit and the five-year term note with the bank are subject to two financial covenants including a ratio of Funded Debt to EBITDA, both as defined, of not more than 2.50 to 1.00 and a ratio of Cash Flow to Cash Uses, both as defined, of not less than 1.0, measured on a rolling four quarter basis. At no time have we been in violation of these covenants.

NOTE 6 – INCOME TAXES:

        The components of income taxes applicable to both continuing and discontinued operations are summarized as follows:

                                                               Year Ended June 30,
                                                             ----------------------
                                                               2005         2004
                                                             ---------    ---------

         Current:
           Federal                                           $    --      $    --
           State                                                41,173      (25,454)
                                                             ---------    ---------
         Total Current                                       $  41,173      (25,454)
                                                             ---------    ---------
         Deferred:
           Federal                                             (67,760)     265,799
           State                                               (53,131)     102,622
                                                             ---------    ---------
         Total Deferred                                       (120,891)     368,421
                                                             ---------    ---------
         Income Tax Expense (Benefit)                        $ (79,718)   $ 342,967
                                                             =========    =========

        At June 30, 2005, the Company has available federal net operating loss carryforwards of approximately $500,000 which expire through 2022, and state net operating loss carryforwards of approximately $3,000,000 which expire through 2025.

        A reconciliation of the total income tax expense (benefit) provided at the federal statutory rate (34%) to income tax expense (benefit) is as follows:

                                                               Year Ended June 30,
                                                             ----------------------
                                                               2005         2004
                                                             ---------    ---------
Income tax expense computed at federal statutory rate        $ (67,760)   $ 251,462
State income taxes (net of federal)                            (11,958)      50,930
Other (including permanent differences)                           --         40,575
                                                             ---------    ---------
                                                            $  (79,718)   $  342,967
                                                             =========    =========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                                    June 30,
                                                             -----------------------
                                                                2005        2004
                                                             ----------   ----------
         Deferred tax assets :
            Net operating loss carryforwards                 $  350,524   $  904,205
             Deferred compensation                              140,355       96,340
             Deferred rent liability                            124,989         --
             Deferred revenue                                   322,908       61,309
             R&D and other credits                              117,370         --
           Accruals and reserves                                147,738      160,920
                                                             ----------   ----------
                  Total deferred tax assets                  $1,203,884   $1,222,774
                                                             ==========   ==========
         Deferred tax liabilities :
            Depreciation and amortization                    $  404,099   $  543,880
                                                             ==========   ==========

NOTE 7 – SHAREHOLDERS’ EQUITY:

a)	Stock Compensation Plan:

We have an incentive stock option plan (the “1998 Plan”), pursuant to which 500,000 shares of common stock have been reserved. The stock options (which may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) entitle the holder to purchase shares of the Company’s common stock for up to ten years from the date of grant (five years for persons owning more than 10% of the total combined voting power of the Company) at a price not less than the fair market value (110% of fair market value for persons owning more than 10% of the combined voting power of the Company) of the common stock on the date of grant. In general, any employee, director, officer or exclusive agent of, or advisor or consultant to, the Company or a related entity, is eligible to participate in the Plan. The stock options are nontransferable, except upon death. As of June 30, 2005, 35,144 stock options are available for grant under the Plan.

b)	Non-Plan Options:

In December 1999, the Company granted each of two employees five-year stock options to purchase up to 50,001 shares. The options were exercisable at $1.27 per share, were completely vested at June 30, 2004, and expired unexercised in December 2004.

During the year ended June 30, 2001, the Company granted an employee five-year stock options to purchase up to 100,000 shares, all of which were vested as of June 30, 2003. The options are exercisable at $1.25 per share and expire in June 2005. In July 2004, the employee exercised 5,000 options for net proceeds to the Company of $6,250. In December 2004, the employee exercised 95,000 options for net proceeds to the Company of $118,750.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2003, the Company granted each of five employees five-year stock options to purchase up to 25,000 shares, which vested on April 6, 2004 and are exercisable at $0.50 per share. In 2005, two of these employees exercised 25,000 options each for net proceeds to the Company of $25,000 and one employee executed a cashless exercise of 25,000 options, for which the Company received 6,250 shares of common stock with a fair value of $12,500, and no cash proceeds.

During the year ended June 30, 2003, the Company granted its President five-year stock options to purchase up to 500,000 shares that are exercisable at $1.00 per share and expire in June 2008. Options to purchase 250,000 shares vested immediately and options to purchase an additional 250,000 shares vested ratably over the period from July 1, 2003 through June 30, 2005. A total of 500,000 options are vested at June 30, 2005.

During the year ended June 30, 2004, the Company granted each of two employees ten-year stock options to purchase up to 100,000 shares, which are exercisable at $1.06 per share. Options to purchase 50,000 shares each vested immediately and options to purchase an additional 50,000 shares each vest ratably over the period from May 24, 2004 through May 23, 2006. During 2005, one employee executed a cashless exercise of 50,000 options for which the Company received 25,090 shares of common stock with a fair value of $53,000, and no cash proceeds. 50,000 options for that same employee were cancelled upon the termination of his employment.

During the year ended June 30, 2005, the Company granted an employee ten-year stock options to purchase up to 100,000 shares, which are exercisable at $1.60 per share and expire in June 2015. The options vest ratably, on an annual basis, over the period June 6, 2005 through June 5, 2010.

c)	Option Summary:

The following table summarizes the 1998 Plan and non-plan stock option activity for the two years ended June 30, 2005:

                                                                                  Weighted Average
                                                              Number of Shares    Exercise Price
             -------------------------------------------------------------------------------------

             Options outstanding at June 30, 2003                 1,363,408            $1.20

             Year ended June 30, 2004:
                 Granted                                            247,500             1.07
                 Exercised                                           (5,000)            1.25
                 Cancelled                                         (218,750)            1.28
                                                                  ---------
             Options outstanding at June 30, 2004                 1,387,158             1.17

             Year ended June 30, 2005:
                 Granted                                            201,950             1.68
                 Exercised                                         (287,396)            0.96
                 Cancelled                                         (190,169)            1.30
                                                                  ---------

             Options outstanding at June 30, 2005                 1,111,543            $1.29
                                                                  =========            =====

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about outstanding and exercisable 1998 Plan and non-Plan options at June 30, 2005:

                           Options Outstanding                                   Options Exercisable
     -------------------------------------------------------------------    -----------------------------
                                                         Weighted
                                                         Average
                                       Weighted          Remaining                     Weighted
       Range of            Number      Average           Contractual    Number         Average
     Exercise Prices    Outstanding    Exercise Price    Life-Years     Exercisable    Exercise Price
     ---------------    -----------    --------------    -----------    -----------    --------------

     $0.43 to $0.85         123,200        $0.56              5.77          123,200         $0.56
     $1.00 to $2.00         884,743         1.23              5.22          694,793          1.13
     $2.01 to $4.00         103,600         2.69              4.89           95,600          2.73
                          ---------        -----              ----          -------         -----
                          1,111,543        $1.29              5.25          913,593         $1.22
                          =========        =====              ====          =======         =====
d)	Warrants:

In October 1999, the Company issued 30,000 warrants to purchase its common stock exercisable between $3.00 – $4.00 per share in exchange for investor relations services, the value of which was subsequently capitalized. The value of the warrants, which was approximately $100,000 using the Black-Scholes option pricing model, was recognized as a cost of issuance of the Series A Preferred shares. The warrants expired on September 29, 2004.

Between October 1999 and March 2000, the Company issued 1,926,500 warrants to purchase common stock in connection with the issuance of the Series A Preferred shares as more fully described below. 1,100,000 warrants exercisable at $4.50 per share expired on September 29, 2004, 40,000 warrants exercisable at $3.75 per share expired on December 10, 2004, 236,500 warrants exercisable at $1.65 per share expired on March 9, 2005 and 550,000 warrants exercisable at $3.75 per share expired on March 9, 2005. The value of the warrants was recognized as a cost of issuance of the Series A Preferred shares. In March 2005, 221,500 warrants exercisable at $1.65 per share were exercised for net proceeds to the Company of $365,475. The balance of these warrants expired between October 2004 and March 2005.

In June 2001, the Company issued 200,000 warrants to purchase its common stock at $1.00 per share in consideration for consulting services. The warrants, which were valued at $25,000, expire on May 31, 2006. In June 2004, 75,000 warrants were exercised for net proceeds to the Company of $75,000.

In June 2002, the Company issued 87,500 warrants to purchase its common stock at $1.00 per share in connection with its notes payable. The warrants were valued at $43,372 and expire in June 2007. In May 2005, 12,500 warrants were exercised for net proceeds to the Company of $12,500.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the warrant activity for the two years ended June 30, 2005:

                                                                       Weighted Average
                                                        Number of       Exercise Price
                                                         Shares
         ------------------------------------------------------------------------------

         Warrants outstanding at June 30, 2003           2,349,000           $3.57

         Year ended June 30, 2004:
             Granted                                             -            -
             Exercised                                           -            -
             Cancelled                                    (105,000)           4.29
                                                        ----------
         Warrants outstanding at June 30, 2004           2,244,000            3.54

         Year ended June 30, 2005:
             Granted                                             -            -
             Exercised                                    (309,000)           1.47
             Cancelled                                  (1,735,000)           4.20
                                                        ----------

         Warrants outstanding at June 30, 2005             200,000           $1.00
                                                        ==========           =====
The following table summarizes information about outstanding warrants at June 30, 2005:

                           Warrants Outstanding                                   Warrants Exercisable
     -------------------------------------------------------------------    -----------------------------
                                                         Weighted
                                                         Average
                                       Weighted          Remaining                     Weighted
       Range of            Number      Average           Contractual    Number         Average
     Exercise Prices    Outstanding    Exercise Price    Life-Years     Exercisable    Exercise Price
     ---------------    -----------    --------------    -----------    -----------    --------------

         $1.00              200,000         $1.00            1.32         200,000          $1.00
                            =======         =====            ====         =======          =====

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e)	Common Stock:

During the year ended June 30, 2004, we issued 5,275,000 common shares for the conversion of 547,500 shares of Series A Preferred Stock.

On June 30, 2004, we sold 1,000,000 shares of common stock to an investor for net proceeds of $1,200,000.

On March 2, 2005, we sold 500,000 shares of common stock to an investor at $2.00 per share for net proceeds of $975,000.

f)	Preferred Stock:

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

        Future minimum lease payments are as follows:

                                                               Operating
                 Year Ending June 30,                            Leases
                 --------------------                          ----------
                      2006                                     $  606,250
                      2007                                        556,266
                      2008                                        556,266
                      2009                                        556,266
                      2010                                        334,027
                      Thereafter                                  238,285
                                                               ----------
                 Total future minimum lease payments           $2,847,360
                                                               ==========

        Net rent expense amounted to $449,420 and $296,369 for the years ended June 30, 2005 and 2004, respectively.

        Employment Agreement – On July 1, 2003, the Company entered into a five-year employment agreement with its President for a base salary of $200,000 per annum, subject to certain adjustments.

         Litigation – In May 2005, we filed suit in New Jersey state court against our former insurance broker for insurance malpractice. The suit contends, in sum and substance, that the insurance broker was negligent and breached its duty of care in connection with the procurement of an umbrella insurance policy. The suit asserts four causes of action for (1) negligent procurement; (2) failure to procure required coverage; (3) breach of the standard of care; and (4) failure to advise.

In particular, the suit alleges that the insurance broker breached its duty by failing to identify our subsidiary in insurance applications; submitting insurance applications, without our review, incorrectly denying the existence of our subsidiary; and failing to correct such an error. The suit further alleges that our insurance broker failed to procure the umbrella insurance we required, and were led to believe we purchased. Finally, the suit alleges that our insurance broker breached its duty by failing to be aware that our subsidiary did not have adequate coverage and to advise us that our subsidiary was not adequately covered.

The suit seeks recovery of the balance of unrecouped losses for third party damages that should have been covered under the umbrella insurance procured by our insurance broker but was not due to the aforementioned negligence and breaches of duty of care by our insurance broker. Proceeds of this suit, if any, will be recorded in the period when received.

The Company is a defendant in legal proceedings arising in the ordinary course of its business activities. Although the ultimate disposition of these proceedings is not presently determinable, management does not expect the outcome to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Other than the above, as at June 30, 2005, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – WARRANTY EXPENSES:

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

        Changes in accrued product warranty for the years ended June 30, 2005 and 2004 are as follows:

                                                                Year Ended June 30,
                                                            ---------------------------
                                                               2005            2004
                                                            -----------     -----------
Warranty reserve at the beginning of the year               $   340,592     $   250,000
                                                            -----------     -----------

       Warranties accrued during the period                   1,115,914       1,409,249
       Warranties settled during the period                  (1,164,773)     (1,318,657)
                                                            -----------     -----------
Net change in warranty reserve                                  (48,859)         90,592
                                                            -----------     -----------

Warranty reserve at the end of the year                     $   291,733     $   340,592
                                                            ===========     ===========

        The Company filed a claim under its umbrella liability policy for the unreimbursed portion of the warranty expenses associated with a recall of solid ink products in January 2002. The insurance carrier denied coverage under the policy, and filed suit for a declaratory judgement seeking to rescind the policy or in the alternative to have the court declare that the insurance company has no obligation to indemnify the Company for these claims. The Company filed an answer and counterclaim in this matter. On September 10, 2004, the Company agreed to settle the matter and it received $500,000 as consideration for the settlement. The claim was recorded as a receivable as of June 30, 2004 with a corresponding credit to warranty expense.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – HEADQUARTERS FACILITY MOVE :

        On September 30, 2004, we entered into a lease agreement, effective October 1, 2004, for office facilities in Oakland, New Jersey. The lease is for a term of five years, at an annual rate of $296,318. Pursuant to the lease, our landlord provided us with a $200,000 cash allowance for improvements to the facility. These improvements have been capitalized and will be amortized over the term of the lease. The $200,000 allowance also gives rise to a deferred rent liability on our balance sheet, which is also being amortized over the lease term. The benefit of the amortization of the deferred rent liability is equal to and offset by the amortization expense of the $200,000 in landlord funded leasehold improvements.

        In addition to the above $200,000 in leasehold improvements, we invested approximately $400,000 in additional leasehold improvements which are being amortized over the lease term.

        The direct costs of moving amounted to approximately $100,000 for the year ended June 30, 2005. We recorded these expenses as operating expenses.

        Indirect costs of the move, which have also been recorded as operating expenses, include rent and utility expenses resulting from operating both the Allendale and Oakland facilities for two months and significant personnel overtime resulting from the breakdown, move and set-up of operations from Allendale to Oakland.

        We do not anticipate any material additional moving expenses.

NOTE 11 – SUBLEASE OF PREVIOUS FACILITIES :

        On January 20, 2005, we entered into a sublease agreement with Dynamic Imaging, Inc. (“Dynamic”). Pursuant to the sublease agreement, we agreed to sublease to Dynamic our leased premises at 40 Boroline Road, Allendale, New Jersey, 07401(“Allendale Facility”), at an annual rent of $177,100. The sublease is for a term of six years and three months commencing March 1, 2005 and expiring on May 30, 2011, the expiration date of our lease. In addition, we provided the tenant with four months of rent at no charge. Our current annual rent for 40 Boroline Road is $184,800 and will increase to $209,440 effective June 2006.

        As a result of the discontinued use of the Allendale Facility, we incurred the following expenses in the year ended June 30, 2005: the write-off of Allendale leasehold improvements, the real estate broker commission for the sublease, and the present value of the rent differential between our remaining rent liability and our expected rental income. The aggregate value of these one-time expenses was $443,061 and was recorded as an operating expense. The present value of the rent differential of $204,834 was recorded as a deferred rent liability on our balance sheet. As a result of this accounting treatment, the effects of the sublease will not impact our future results of operations.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DISCONTINUED OPERATIONS :

In May 2005, a decision was made to cease certain sales and service operations under Cadapult. Specifically we ceased all electronic pre-press sales and service operations. In connection with the discontinuance of these operations, on May 7, 2005, Cadapult, entered into an Asset Purchase Agreement with IO Integration, Inc. Pursuant to the agreement, for the consideration of $1, Cadapult sold to IO Integration certain assets related to its systems integration business, consisting of its service and support contracts and pre-paid expenses and IO Integration assumed all obligations and liabilities in connection with the performance of the service and support contracts. Accordingly, the results of operations of the electronic pre-press sales and service operations have been reclassified and are included in discontinued operations. Sales and service revenues from the discontinued operations for the years ended June 30, 2005 and 2004 were $1.5 million and $2.0 million, respectively. The pre-tax income (loss) from discontinued operations for the years ended June 30, 2005 and 2004 were $(0.79) million and $0.34 million respectively.

We evaluated the goodwill resulting from three Cadapult acquisitions associated with the discontinued operations and determined that the goodwill resulting from those acquisitions was fully impaired. Consequently, we incurred an impairment charge of approximately $880,000 which is reflected in the results from discontinued operations in our Statement of Operations for the year ended June 30, 2005.

Further, we wrote off approximately $90,000 of inventory associated with the discontinued operations.

Cadapult continues to sell Media Sciences supplies and the INKlusive free color printer program to end users. Since this is essentially the same business as the rest of the Company’s continuing operations, and as a result of the presentation of Cadapult’s electronic pre-press sales and service operations as discontinued operations, segment information will no longer be presented.

The unaudited information below shows the effects of reclassifying the electronic pre-press systems sales and service operations as discontinued operations for the four quarters in each of the fiscal years ended June 30, 2005 and 2004.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
REFLECTING DISCONTINUED OPERATIONS
(UNAUDITED)

                                                                      Three Months Ended September 30,
                                                                            2004          2003
                                                                         -----------   -----------

NET SALES                                                                $ 4,411,908   $ 3,403,031
                                                                         -----------   -----------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation                             2,234,077     1,507,163

    Depreciation                                                              63,319       145,156
                                                                         -----------   -----------
        Total cost of goods sold                                           2,297,396     1,652,319
                                                                         -----------   -----------

GROSS PROFIT                                                               2,114,512     1,750,712
                                                                         -----------   -----------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative, excluding depreciation,
      amortization and impact of variable plan accounting                  1,608,450     1,216,396
  Depreciation and amortization                                               66,549        62,447
  Impact of variable plan accounting                                          72,761       107,065
                                                                         -----------   -----------
        Total other costs and expenses                                     1,747,760     1,385,908

INCOME FROM OPERATIONS                                                       366,752       364,804

INTEREST EXPENSE                                                              52,520       107,308
                                                                         -----------   -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                        314,232       257,496
  PROVISION FOR INCOME TAXES                                                 132,818       124,041
                                                                         -----------   -----------

INCOME FROM CONTINUING OPERATIONS                                            181,414       133,455
                                                                         -----------   -----------

INCOME FROM DISCONTINUED OPERATIONS                                           55,965         7,148
  PROVISION FOR INCOME TAXES                                                  23,485         4,263
                                                                         -----------   -----------

INCOME FROM DISCONTINUED OPERATIONS                                           32,480         2,885
                                                                         -----------   -----------

NET INCOME                                                                   213,894       136,340

PREFERRED STOCK DIVIDENDS                                                       --         157,406
                                                                         -----------   -----------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                      $   213,894   $   (21,066)
                                                                         ===========   ===========

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           9,913,916     3,577,210
                                                                         ===========   ===========
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        10,482,432     3,577,210
                                                                         ===========   ===========

INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS :
     BASIC AND DILUTED                                                   $      0.02   $     (0.01)
                                                                         ===========   ===========

INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS :
     BASIC AND DILUTED                                                   $      0.00   $      0.00
                                                                         ===========   ===========

NET INCOME (LOSS) PER COMMON SHARE :
     BASIC AND DILUTED                                                   $      0.02   $     (0.01)
                                                                         ===========   ===========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED ENDED DECEMBER 31, 2004 AND 2003
REFLECTING DISCONTINUED OPERATIONS
(UNAUDITED)

                                                                       Three Months Ended December 31,
                                                                            2004            2003
                                                                        ------------    ------------

NET SALES                                                               $  4,658,357    $  3,548,539
                                                                        ------------    ------------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation                             2,298,622       1,655,061
    Depreciation                                                              70,897         139,661
                                                                        ------------    ------------
        Total cost of goods sold                                           2,369,519       1,794,722
                                                                        ------------    ------------

GROSS PROFIT                                                               2,288,838       1,753,817
                                                                        ------------    ------------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative, excluding depreciation,
      amortization and impact of variable plan accounting                  1,795,040       1,355,209
  Depreciation and amortization                                               59,121          67,139
  Impact of variable plan accounting                                         (26,126)          1,539
                                                                        ------------    ------------
        Total other costs and expenses                                     1,828,035       1,423,887

INCOME FROM OPERATIONS                                                       460,803         329,930

INTEREST EXPENSE                                                              52,865          93,900
                                                                        ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                        407,938         236,030
  PROVISION FOR INCOME TAXES                                                 165,064          92,437
                                                                        ------------    ------------

INCOME FROM CONTINUING OPERATIONS                                            242,874         143,593
                                                                        ------------    ------------

INCOME FROM DISCONTINUED OPERATIONS                                           55,936         268,428
  PROVISION FOR INCOME TAXES                                                  22,478         107,309
                                                                        ------------    ------------

INCOME FROM DISCONTINUED OPERATIONS                                           33,458         161,119
                                                                        ------------    ------------

NET INCOME                                                                   276,332         304,712

PREFERRED STOCK DIVIDENDS AND CHARGE FOR
   INDUCED CONVERSION                                                           --         1,913,824
                                                                        ------------    ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                     $    276,332    $ (1,609,112)
                                                                        ============    ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           9,937,043       3,577,210
                                                                        ============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        10,361,754       3,577,210
                                                                        ============    ============

INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS :
     BASIC AND DILUTED                                                  $       0.02    $      (0.49)
                                                                        ============    ============

INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS :
     BASIC AND DILUTED                                                  $       0.01    $       0.04
                                                                        ============    ============

NET INCOME (LOSS) PER COMMON SHARE :
     BASIC AND DILUTED                                                  $       0.03    $      (0.45)
                                                                        ============    ============

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED ENDED MARCH 31, 2005 AND 2004
REFLECTING DISCONTINUED OPERATIONS
(UNAUDITED)

                                                                        Three Months Ended March 31,
                                                                            2005            2004
                                                                        ------------    ------------

NET SALES                                                                $  4,070,179    $  3,909,836
                                                                         ------------    ------------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation                              1,981,371       1,944,108
    Depreciation                                                               66,629         118,754
                                                                         ------------    ------------
        Total cost of goods sold                                            2,048,000       2,062,862
                                                                         ------------    ------------

GROSS PROFIT                                                                2,022,179       1,846,974
                                                                         ------------    ------------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative, excluding depreciation, amortization, loss from sublease, moving expenses and
      impact of variable plan accounting                                    1,818,132       1,668,893
  Depreciation and amortization                                                71,880          61,909
  Loss from sublease and moving expenses                                      528,050            --
  Impact of variable plan accounting                                          192,321          26,719
                                                                         ------------    ------------
        Total other costs and expenses                                      2,610,383       1,757,521

INCOME (LOSS) FROM OPERATIONS                                                (588,204)         89,453

INTEREST EXPENSE                                                               44,533          95,298
                                                                         ------------    ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                          (632,737)         (5,845)
  PROVISION (BENEFIT) FOR INCOME TAXES                                       (176,168)          8,349
                                                                         ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                              (456,569)        (14,194)
                                                                         ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                    (82,740)        192,542
  PROVISION (BENEFIT) FOR INCOME TAXES                                        (27,783)         77,017
                                                                         ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                    (54,957)        115,525
                                                                         ------------    ------------

NET INCOME (LOSS)                                                            (511,526)        101,331

PREFERRED STOCK DIVIDENDS AND CHARGE FOR
   INDUCED CONVERSION                                                            --              --
                                                                         ------------    ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                      $   (511,526)   $    101,331
                                                                         ============    ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           10,288,450       8,602,210
                                                                         ============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         10,288,450       8,691,117
                                                                         ============    ============

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS :
     BASIC AND DILUTED                                                   $      (0.04)   $      (0.00)
                                                                         ============    ============

INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS :
     BASIC AND DILUTED                                                   $      (0.01)   $       0.01
                                                                         ============    ============

NET INCOME (LOSS) PER COMMON SHARE :
     BASIC AND DILUTED                                                   $      (0.05)   $       0.01
                                                                         ============    ============

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED ENDED JUNE 30, 2005 AND 2004
REFLECTING DISCONTINUED OPERATIONS
(UNAUDITED)

                                                                        Three Months Ended June 30,
                                                                            2005            2004
                                                                        ------------    ------------

NET SALES                                                               $  4,738,394    $  3,612,910
                                                                        ------------    ------------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation                             2,410,660       1,735,705
    Depreciation                                                              37,292         100,864
                                                                        ------------    ------------
        Total cost of goods sold                                           2,447,952       1,836,569
                                                                        ------------    ------------

GROSS PROFIT                                                               2,290,442       1,776,341
                                                                        ------------    ------------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative, excluding depreciation, amortization, loss from sublease, moving expenses and
       impact of variable plan accounting                                  1,662,684       1,511,526
  Depreciation and amortization                                               84,169          62,211
  Loss from sublease and moving expenses                                      17,078            --
  Impact of variable plan accounting                                         (39,660)        212,147
                                                                        ------------    ------------
        Total other costs and expenses                                     1,724,271       1,785,884

INCOME (LOSS) FROM OPERATIONS                                                566,171          (9,543)

INTEREST EXPENSE                                                              29,467          76,936
                                                                        ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                 536,704         (86,479)
  PROVISION (BENEFIT) FOR INCOME TAXES                                       123,982         (46,072)
                                                                        ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                     412,722         (40,407)
                                                                        ------------    ------------

LOSS FROM DISCONTINUED OPERATIONS                                           (818,354)       (129,725)
  BENEFIT FOR INCOME TAXES                                                  (343,594)        (48,751)
                                                                        ------------    ------------

LOSS FROM DISCONTINUED OPERATIONS                                           (474,760)        (80,974)
                                                                        ------------    ------------

NET LOSS                                                                     (62,038)       (121,381)

PREFERRED STOCK DIVIDENDS AND CHARGE FOR
   INDUCED CONVERSION                                                           --           198,210
                                                                        ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                              $    (62,038)   $   (319,591)
                                                                        ============    ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          10,906,933       6,214,835
                                                                        ============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        10,906,933       6,214,835
                                                                        ============    ============

INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS :
     BASIC AND DILUTED                                                  $       0.04    $      (0.04)
                                                                        ============    ============

LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS :
     BASIC AND DILUTED                                                  $      (0.05)   $      (0.01)
                                                                        ============    ============

NET LOSS PER COMMON SHARE :
     BASIC AND DILUTED                                                  $      (0.01)   $      (0.05)
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

Wiss & Company’s reports on our financial statements for the two years prior to its resignation, did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Wiss & Company, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Wiss & Company’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

ITEM 8A .  CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any changes, except as described below, in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In light of the need for a restatement of certain financial statements, which was completed, and the material weaknesses in the Company’s internal controls, commencing in the fourth quarter of the Company’s 2005 fiscal year, the Company began undertaking a review of the Company’s disclosure, financial information and internal controls and procedures. This review includes increased diligence by the Company’s management and directors, as well as the use of additional outside resources, and increased awareness of recent accounting pronouncements. Further, the Company has accelerated its search and timetable to hire a Chief Financial Officer and has begun interviewing candidates. The Company is committed to addressing its control environment and reporting procedures.

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

ITEM 8B.   OTHER INFORMATION

In March 2005, we entered into a $500,000 note with a bank, carrying a 6.5% fixed interest rate and payable in monthly installments over five years. The note is cross collateralized and cross defaulted with the revolving line of credit. The proceeds were used to finance the leasehold improvements to our Oakland facility.

In June 2005, we entered in an amendment to the loan documents with the bank. As amended, both our revolving line-of-credit and the five-year term note with the bank are subject to two financial covenants including a ratio of Funded Debt to EBITDA of not more than 2.50 to 1.00 and a ratio of Cash Flow to Cash Uses of not less than 1.0, measured on a rolling four quarter basis.

On July 27, 2005, we entered into an equipment lease line of credit with $1 million in availability with the bank.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Management

The persons listed in the table below are our present directors and executive officers.

Name	Age	Position

Michael W. Levin	40	Chief Executive Officer, President and Chairman of the Board
Frances Blanco	44	Vice President Sales and Marketing, Treasurer, and Director
Larry Anderson	53	Vice President Operations and Technical Services
Denise Hawkins	36	Vice President, Controller and Secretary
Paul C. Baker	68	Director
Edwin Ruzinsky	72	Director
Donald Gunn	53	Director and Vice President of Engineering
Henry Royer	73	Director
Alan Bazaar	35	Director

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

Lawrence Anderson, Vice President:

Lawrence Anderson has served as Vice President of Operations since June 6, 2005. From April 1997 to November 2000, Mr. Anderson was Vice President World Wide Operations for Katun Corporation, located in Bloomington, Minnesota. From January 2001 to November 2004, Mr. Anderson was Vice President Manufacturing/Operations for WatchGuard Technologies Inc., located in Seattle, Washington. Prior to joining our company, Mr. Anderson had been retired since November 2004.

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

Edwin Ruzinsky, Director:

Mr.     Ruzinsky has served as a Director since August 27, 1999 and is the chairman of the audit committee. He is a Certified Public Accountant and a Certified Management Consultant. Prior to his retirement on June 1, 1996 as a Partner in Deloitte Consulting LLC, a wholly-owned subsidiary of Deloitte & Touche LLP, he served for many years as the firm’s National Director-Media Industry Services. He previously served Times Mirror Company as Vice President of Finance & Administration/Book Publishing Group and Parent’s Magazine Enterprises, Inc. as Chief Accounting Officer. Mr.Ruzinsky continues serving as a member of the Pace University/Dyson School of Liberal Arts & Sciences/Master of Science in Publishing Advisory Board. He is currently a member of the Board of Gentis, Inc., engaged in the research and development of therapeutic products for the repair and regeneration of human tissues (such as cartilage tissue and intervertebral disc tissue) through the use of scaffolds that beneficially affect progenitor and other cells at the site of repair or regeneration. On March 31, 2005, Dowden Health Media, Inc. on whose board Mr. Ruzinsky served, was sold.

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

Alan Bazaar, Director:

Alan Bazaar has served as a Director since June 30, 2004. Mr. Bazaar serves on both the audit committee and the compensation committee. He is a Certified Public Accountant. Mr. Bazaar is a Vice President and Portfolio Manager at Richard L. Scott Investments, LLC. His responsibilities include co-managing a public company portfolio for Richard L. Scott Investments, LLC, a value-oriented, family investment office, focused on both public and private equity investments. Mr. Bazaar performs all elements of due diligence on perspective investment companies. From 1995 to July 1999, Mr. Bazaar was with Arthur Andersen LLP. At Arthur Andersen, he worked for both the Assurance and Financial Buyer’s Practices and in his last position he served as a Supervisory Senior Consultant in their Business Fraud and Investigation Services Unit. Mr. Bazaar graduated from Bucknell University in 1992 with a degree in History, and he received a MBA from New York University, Leonard N. Stern School of Business in 1997.

Board Committees and Meetings

During the fiscal year that ended on June 30, 2005, the Board of Directors held five meetings. During this period, all of the directors serving on the Board at the time attended or participated in more than 75% of the aggregate of the total number of meetings of the Board of Directors. The Audit Committee met four times in connection with fiscal year 2005.

We have an Audit Committee, which consists of the following members of the Board of Directors: Edwin Ruzinsky, Paul Baker and Alan Bazaar.

Mr. Ruzinsky and Mr. Bazaar are financial experts. The function of the Audit Committee includes reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of Media Sciences, reviewing with Media Sciences’ independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distribution by Media Sciences. Each member of the Audit Committee is independent as defined under the American Stock Exchange’s listing standards. The Audit Committee consists of non-employee directors whom Media Sciences has determined are free of any relationship that could influence their judgement as a committee member and are not associated with a major vendor to, or a customer of, Media Sciences.

We have a Compensation Committee, which has consisted of the following members of the Board of Directors: Paul Baker, Henry Royer and Alan Bazaar. The function of the Compensation Committee is to make determinations concerning salaries and incentive compensation for our officers and employees.

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

We have adopted a Code of Ethics. Our Code of Ethics is available on our website at www.mediasciences.com.

We presently do not have a separate nominating committee of the Board of Directors for the selection of directors, and do not have a nominating committee charter. Presently, all such actions are performed by the entire Board of Directors.

Other Information About Directors

Other than Mr. Royer, who is a Board member of QCR Holdings, Inc., a reporting company, none of the directors are directors of other reporting companies. None of the directors are associated by family relationships, or have been involved in legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Media Sciences’ executive officers, directors, and persons who beneficially own more than ten percent of Media Sciences’ common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Media Sciences’ common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Media Sciences with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Media Sciences during and in connection with Media Sciences’ fiscal year ended 2005, Media Sciences is not aware of any material delinquencies in the filing of such reports, except as follows:

o	On January 21, 2005, Berthel SBIC LLC filed a Form 4 reporting late three transactions, the expiration of warrants in October 2004 and December 2004, and the acquisition of stock options in December 2004.
o	On March 4, 2005, Berthel SBIC LLC filed a late Form 4 reporting one transaction, the sale of common stock in February 2005.
o	On July 14, 2005, Duncan Huyler, a former officer, who resigned as of March 31, 2005, filed a Form 4 reporting late five transactions, the expiration of stock options on March 31, 2005, three exercises of stock options in April and May 2005, and a sale in July 2005.
o	On August 9, 2005, Donald Gunn filed a Form 4 reporting late one transaction, the expiration of warrants in December 2004.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information concerning the annual and long-term compensation during our last three fiscal years of our Chief Executive Officer and all of our other officers (“Named Executive Officers”).

---------------------------------------------------------------------------------------------------------------
                                                                              Long Term
                                         Annual Compensation                 Compensation
                                    -----------------------------------    ----------------
                                                                             Securities
                                                                             Underlying          All Other
Name and Principal Position         Year       Salary          Bonus       Options/SARS (#)    Compensation (a)
---------------------------         ----    ------------    -----------    ----------------    ----------------

Michael W. Levin                    2005    $200,000        $     0                  0                   $5,650
  Chief Executive Officer           2004    $200,000        $28,500                  0                   $4,416
  and President                     2003    $150,000        $15,000 (b)        500,000  (c)              $2,593
Frances Blanco                      2005    $130,000        $25,000                  0                   $3,763
  Vice President and Treasurer      2004    $120,000        $ 3,500            100,000  (d)              $4,317
  and (former) Secretary            2003    $100,000        $15,000 (b)         25,000  (e)              $2,872
Larry Anderson                      2005    $ 13,333 (i)    $25,000            100,000  (g)                  $0
  Vice President
Duncan Huyler                       2005    $102,500 (j)    $     0                  0                   $3,405
  Former Vice President             2004    $120,000        $ 6,000            100,000  (d)              $3,418
                                    2003    $107,185        $ 8,000 (b)         25,000  (e)                $888
Duncan Yates                        2005    $ 97,883 (k)    $20,000                  0                   $1,403
  Former Vice President             2004    $130,000        $11,000                  0                   $1,740
                                    2003    $116,845        $15,000 (b)         25,000  (e)                $938
Donald Gunn                         2005    $125,000        $20,000                  0                   $2,969
  Vice President                    2004    $100,000        $20,607                  0                   $2,522
                                    2003    $ 90,833        $10,000             25,000  (e)              $2,087
Denise Hawkins                      2005    $ 68,890        $ 5,000             20,000  (h)              $1,136
  Vice President                    2004    $ 64,890        $ 1,000                  0                   $1,099
  Principal Financial Officer       2003    $ 51,731 (f)    $     0                  0                    $ 647
  and Secretary
---------------------------------------------------------------------------------------------------------------
(a)	Refers to our matching contribution under our 401(k) plan, and premiums for life insurance where the beneficiary is not the company.
(b)	Refers to bonus compensation, including deferred bonus of $15,000 for each of Levin, Blanco and Yates, and of $8,000 for Huyler.
(c)

Refers to stock options granted in June 2003, pursuant to an employment agreement effective as of July 1, 2003. The stock options are exercisable at $1.00 per share and expire in June 2008. Options to purchase 250,000 shares vested immediately and options to purchase an additional 250,000 shares vested ratably over the period July 1, 2003 through June 30, 2005. As of June 30, 2005, 500,000 options are vested.

(d)

On May 24, 2004, we issued to Frances Blanco and Duncan Huyler, stock options to purchase 100,000 shares of our common stock, of which 50,000 options vested on the grant date, and the remaining 50,000 options are subject to vesting over the period May 25, 2004 through May 24, 2006. The options are exercisable for ten years at $1.06 per share. As of March 31, 2005, Mr. Huyler was vested with 50,000 options and the reminder was forfeited. As of June 30, 2005, Ms. Blanco is vested with 75,000 options.

(e)

On April 7, 2003, we issued to each of Frances Blanco, Duncan Huyler, Duncan Yates and Donald Gunn, stock options to purchase 25,000 shares of common stock, exercisable until April 5, 2008 at $0.50 per share. The stock options vested on April 6, 2004.

(f)	Became an officer on February 12, 2003. Her reported fiscal year 2003 compensation covers the full fiscal year.
(g)

On June 6, 2005, we issued to Larry Anderson, stock options to purchase 100,000 shares of our common stock, which vest ratably over five years. The options are exercisable until June 5, 2015 at $1.60 per share.

(h)

On January 12, 2005, we issued Denise Hawkins, stock options to purchase 20,000 shares of our common stock, which vest equally over three years. The options are exercisable until January 11, 2015 at $1.91 per share.

(i)	Became an officer on June 6, 2005. His reported fiscal 2005 compensation covers the period June 6, 2005 through June 30, 2005.
(j)	Ceased being an officer and an employee on March 31, 2005. His reported fiscal 2005 compensation covers the period July 1, 2004 through March 31, 2005.
(k)	Ceased being an officer and an employee on March 11, 2005. His reported fiscal 2005 compensation covers the period July 1, 2004 through March 11, 2005.

Stock Option Information

Option Grants in Fiscal 2005

The table below sets forth information concerning stock options granted during the fiscal year ended June 30, 2005 to the Named Executive Officers. The percentage of total stock options is based on 201,950 stock options granted to officers, directors, and employees during the 2005 fiscal year.

----------------------------------------------------------------------------------------
                  Number of Securities    Percent of Total
                   Underlying Options    Options Granted to    Exercise of
                        Granted             Employees in        Base Price    Expiration
Name                      (#)               Fiscal Year           ($/Sh)         Date
--------------    --------------------   ------------------    -----------    ----------

Larry Anderson          100,000                 50%               $1.60          6-05-15
Denise Hawkins           20,000                 10%               $1.91          1-11-15
----------------------------------------------------------------------------------------

Option Exercises in Fiscal 2005 and Year End Option Values

The following table sets forth information concerning the value of unexercised stock options at June 30, 2005 for the Named Executive Officers. The dollar values of the options was determined by multiplying the number of stock options by the difference between the fair market value of a share of common stock underlying an option and the exercise price of the option. Out-of-the-money options are reported as having a dollar value of $0. The last sale price of a share of our common stock on June 30, 2005 was $1.73, as reported by AMEX.

---------------------------------------------------------------------------------------------------------------------
                             Number of Shares                   Number of Unexercised         Value of Unexercised
                                Acquired on      Value           Securities Underlying         In-the-Money Options
Name                             Exercise        Realized    Options at Fiscal Year End        at Fiscal Year End
-------------------------    ----------------    --------    --------------------------    --------------------------
                                                             Exercisable  Unexercisable    Exercisable  Unexercisable
                                                             -----------  -------------    -----------  -------------
Michael W. Levin                     0              0            500,000              0       $365,000        $     0
Frances Blanco                       0              0            107,471         25,000       $ 81,000        $16,750
Larry Anderson                       0              0                  0        100,000       $      0        $13,000
Donald Gunn                          0              0             25,000              0       $ 30,750        $     0
Denise Hawkins                       0              0             10,002         20,000       $    300        $     0
---------------------------------------------------------------------------------------------------------------------

Director Compensation

We have a compensation plan for our independent directors. For the year ended June 30, 2004, eligible outside directors were paid $5,000 per year, payable quarterly, for attendance at regular and special meetings. Effective July 1, 2005, eligible outside directors are paid $10,000 per year, payable quarterly, for attendance at regular and special meetings and may be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and for other expenses incurred in their capacity as directors of Media Sciences. Outside directors are granted five or ten year stock options under the incentive stock option plan to purchase 10,000 shares of common stock, exercisable at the fair market value on the date of appointment to the Board. Outside directors will also be granted, annually, additional stock options to purchase 10,000 shares of common stock.

Employment Agreement with Named Executive Officer

Michael W. Levin serves as our Chief Executive Officer and President pursuant to a five-year employment agreement that began as of July 1, 2003. His current annual salary for fiscal year 2006 is to be $200,000. We granted him 500,000 five-year stock options to purchase 500,000 shares of common stock. The exercise price for the stock options is $1.00 per share. Stock options to purchase 250,000 shares vested on the date of grant, additional stock options to purchase 125,000 shares vested on June 30, 2004, and the remaining stock options to purchase 125,000 shares vested on June 30, 2005. These stock options are cumulative and are subject to anti-dilution rights.

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

Stock Option Plan

Under our incentive stock option plan for employees, which was adopted by our Board of Directors and approved by our shareholders in 1998, we reserved 500,000 shares of our common stock for issuance pursuant to exercises of incentive stock options. An incentive stock option entitles the holder to purchase a share of our common stock at a purchase price equal to the fair market value of the common stock on the day of grant. During the year ended June 30, 2005, 67,396 stock options granted under this stock option plan were exercised. As of June 30, 2005, we had outstanding stock options under the plan to purchase 361,543 shares of common stock, exercisable, subject to vesting, for ten years from the date of grant at prices of $0.43 to $4.00. If we undergo a “change of control,” the incentive based stock options shall vest immediately.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The table below sets forth, as of August 17, 2005, the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock, except that the security ownership of management is provided in a separate table. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. As of August 17, 2005, we had 10,978,606 shares of common stock issued and outstanding.

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

----------------------------------------------------------------------------------------------
Name and Address                   Amount and Nature         Additional Shares        Percent
of Beneficial Owner               of Beneficial Owner    Acquirable Within 60 days    of Class
------------------------------    -------------------    -------------------------    --------

Berthel SBIC, LLC (a)                       1,063,416                   20,000 (c)        9.9%
  100 Second Street SE,
  Cedar Rapids, Iowa 52407
Richard L. Scott (b)                        1,829,750                   15,000 (d)       16.8%
  100 First Stamford Place
  Stamford, Ct. 06902
MicroCapital LLC (e)                          964,900                        0            8.8%
   201 Post Street, Suite 1001
   San Francisco, CA  94108
----------------------------------------------------------------------------------------------
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

(c)

Refers to shares acquirable upon exercise of 10,000 options at $3.13 per share which expire in December 2009, 5,000 options at $2.19 per share which expire in July 2010, and 5,000 options at $2.00 per share which expire in July 2011.

(d)	Refers to shares acquirable upon exercise of 10,000 options at $1.69 per share which expire in June 2009, and 5,000 options at $1.45 per share which expire in December 2009.
(e)	Holds the securities through different entities, including MicroCapital Fund LP and MicroCapital Fund Ltd.

Security Ownership of Management

The table below sets forth, as of August 17, 2005, the shares of our common stock beneficially owned by each of our officers and directors, and by all of our officers and directors as a group. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. As of August 17, 2005, we had 10,978,606 shares of common stock issued and outstanding.

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

The address of each of the persons named in the table is c/o Media Sciences International, Inc., 8 Allerman Road, Oakland, NJ 07463, unless otherwise indicated.

-----------------------------------------------------------------------------------------------------
Name and Address                          Amount and Nature         Additional Shares        Percent
of Beneficial Owner                      of Beneficial Owner    Acquirable Within 60 days    of Class
------------------------------           -------------------    -------------------------    --------

Michael W. Levin                              1,418,450  (a)           500,000  (c)           17.5%
Frances Blanco                                   42,775  (b)           107,741  (d)            1.4%
Larry Anderson                                        0                      0  (e)              0%
Denise Hawkins                                      500                 10,002  (f)            0.1%
Paul Baker                                       67,500                105,500  (g)            1.6%
Edwin Ruzinsky                                   20,000                 45,000  (h)            0.6%
Donald Gunn                                      25,000                 25,000  (i)            0.5%
Henry Royer (j)                               1,063,416                 20,000  (k)            9.9%
   c/o Berthel SBIC
   100 Second Street SE
   Cedar Rapids, Iowa 52407
Alan L. Bazaar (l)                            1,829,750                 15,000  (m)           16.8%
   c/o Richard L. Scott Investments, LLC
   100 First Stamford Place
   Stamford, CT 06902
-----------------------------------------------------------------------------------------------------
All present officers and directors            4,467,391                829,613                48.2%
   as a group (9 persons)
-----------------------------------------------------------------------------------------------------
(a)	Includes 120,000 shares owned by his minor children.
(b)	Includes 2,000 shares owned by her husband.
(c)	Refers to shares acquirable upon exercise of 500,000 options at $1.00 per share, which expire in June 2008.
(d)	Refers to shares acquirable upon exercise of 7,741 options at $1.25 per share which expire in June 2008, 25,000 options at $0.50 per share which expire in April 2008, and 75,000 options at $1.06 per share, which expire in May 2014. Does not include an additional 25,000 options at $1.06 per share, which vest in May 2006 and which expire in May 2014.
(e)	Refers to shares acquirable upon exercise of 1,370 options at $1.60 per share which expire in June 2015. Does not include an additional 100,000 options at $1.60 per share which vest ratably, on an annual basis, over the period July 1, 2005 through June 5, 2011 and which expire in June 2015.
(f)	Refers to shares acquirable upon exercise of 10,002 options at $1.70 per share which expire in July 2011. Does not include 20,000 options at $1.91 per share which vest equally on January 12, 2006, 2007 and 2008 and which expire in January 2015.
(g)	Refers to shares acquirable upon exercise of 3,000 options at $2.00 per share which expire in August 2008, 30,000 options at $3.31 per share which expire in April 2009, 5,000 options at $2.19 per share which expire in July 2010, 5,000 options at $2.00 per share which expire in July 2011, 5,000 options at $0.65 per share which expire in September 2012, 10,000 options at $0.43 per share which expire in May 2013, 5,000 options at $1.45 per share which expire in December 2014 and 5,000 options at $0.85 per share which expire in February 2014.

(h)	Refers to shares acquirable upon exercise of 10,000 options at $2.06 per share which expire in August 2009, 5,000 options at $2.19 per share which expire in July 2010, 5,000 options at $2.00 per share which expire in July 2011, 5,000 options at $0.65 per share which expire in September 2012, 10,000 options at $0.43 per share which expire in May 2013, 5,000 options at $1.45 per share which expire in December 2014 and 5,000 options at $0.85 per share which expire in February 2014.
(i)	Refers to shares acquirable upon exercise of 25,000 options at $0.50 per share which expire in April 2008. Does not include stock options to purchase up to 100,000 shares of our common stock, issued in August 2005, subject to future vesting.
(j)	For purposes of the table, Henry Royer’s reported beneficial ownership refers to the beneficial ownership of Berthel SBIC.
(k)	Refers to shares acquirable upon exercise of 10,000 options at $3.13 per share which expire in December 2009, 5,000 options at $2.19 per share which expire in July 2010, and 5,000 options at $2.00 per share which expire in July 2011.
(l)	For purposes of the table, Alan Bazaar’s reported beneficial ownership refers to the beneficial ownership of Richard L. Scott Investments, LLC and its affiliates.
(m)	Refers to shares acquirable upon exercise of 10,000 options at $1.69 per share which expire in June 2009, and 5,000 options at $1.45 per share which expire in December 2009.

Changes in Control

We do not have any arrangements that may result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of June 30, 2005.

--------------------------------------------------------------------------------------------------------------------
                                        Number of securities to       Weighted average
                                        be issued upon exercise       exercise price of        Number of securities
                                        of outstanding options,     outstanding options,     remaining available for
            Plan category                 warrants and rights        warrants and rights         future issuance
            -------------                 -------------------        -------------------         ---------------

Equity compensation plans approved by          1,011,543                        $1.26                  35,144
securities holders

Equity compensation plans not                    300,000                         1.20                       0
approved by security holders

--------------------------------------------------------------------------------------------------------------------
Total                                          1,311,543                        $1.25                  35,144
--------------------------------------------------------------------------------------------------------------------

Plans in the Shareholder Approved Category

Under our incentive stock option plan for employees, directors and consultants, which was adopted by our Board of Directors and approved by our shareholders on August 10, 1998, we reserved 500,000 shares of our common stock for issuance pursuant to exercises of incentive stock options. An incentive stock option entitles the holder to purchase a share of our common stock at a purchase price equal to the fair market value of the common stock on the day of grant. As of June 30, 2005, we have outstanding incentive stock options to purchase 361,543 shares of common stock, exercisable, subject to vesting, for five or ten years from the date of grant, at prices of $0.43 to $4.00 per share.

On April 7, 2003, we issued to each of Frances Blanco and Donald Gunn, stock options to purchase 25,000 shares of common stock. The stock options vest on April 6, 2004 and are exercisable until April 5, 2008 at $0.50 per share.

In June 2003, we issued to Michael Levin stock options to purchase up to 500,000 shares of common stock, exercisable at $1.00 per share and expiring in June 2008.

On May 24, 2004, we issued to Frances Blanco, options to purchase 100,000 shares of our common stock, of which 50,000 options vested on the grant date, 25,000 and the remaining 50,000 options are subject to vesting over the period May 25, 2004 through May 24, 2006. The options are exercisable for ten years at $1.06 per share. As of August 17, 2005, 75,000 options have vested.

Plans Not in the Shareholder Approved Category

On May 31, 2001, we issued warrants to purchase up to 200,000 shares of our common stock exercisable for five years at $1.00 per share in consideration for consulting services. In July 2004, three warrant holders exercised their warrants to purchase an aggregate of 75,000 shares at $1.00 per share.

On June 14, 2002, in connection with the issuance of short-term promissory notes, we issued warrants to purchase up to 87,500 shares of our common stock exercisable for five years at $1.00 per share. In May 2005, one warrant holder exercised its warrants to purchase 12,500 shares at $1.00 per share.

On June 6, 2005, we issued to Larry Anderson options to purchase 100,000 shares of our common stock, which vest ratably, on an annual basis, over the period June 6, 2005 through June 5, 2010. The options are exercisable for ten years at $1.60 per share. As of August 17, 2005, no options had vested.

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

On June 5, 2003, we entered into eight, $50,000 promissory notes, due on June 5, 2005 and carrying a 20% interest rate, to the eight individuals including Paul Baker who is a director of Media Sciences and Mitchell Baker who is the son of Paul Baker. These notes were unsecured. In June 2004, we repaid these notes after securing a one year, $400,000 term loan from our bank, carrying an interest rate of the banks base rate plus 2%.

In December 2002, we entered into four, one-year notes aggregating $100,000 and bearing simple interest of 20%, payable quarterly. In December 2003, we repaid the notes in full. Three of the note holders were persons who bear the following relationships with Media Sciences or with our officers and directors: Paul Levin is the father of Michael W. Levin, President and Chairman of Media Sciences; Frank and Edna Blanco are the parents of Frances Blanco, Vice President and a director of Media Sciences; and Mitchell Baker is the son of Paul Baker, a director of Media Sciences.

In October 2002, we borrowed $100,000 at a 23% interest rate, with interest due monthly, from Paul Baker, a director of Media Sciences. This loan matured in, and was repaid in, October 2003.

In December 2002, we borrowed $25,000 at a 23% interest rate, with interest due monthly, from Duncan Yates, a former officer. This loan matured in and was repaid in December 2003.

On May 24, 2004, we issued to each of Frances Blanco an officer and director, and Duncan Huyler, a former officer, stock options to purchase 100,000 shares of our common stock, of which 50,000 options vested on the grant date, and the remaining 50,000 options are subject to vesting over the period May 25, 2004 through May 24, 2006. The options are exercisable for ten years at $1.06 per share. In May 2005, Duncan Huyler executed a cashless exercise of 50,000 options. The balance of Mr. Huyler’s options were forfeited upon the termination of his employment.

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

On March 2, 2005, we sold an aggregate of 500,000 shares of our common stock at a price of $2 per share to MicroCapital Fund LP and MicroCapital Fund Ltd. for aggregate gross proceeds of $1 million. MicroCapital Fund LP purchased 375,000 shares and MicroCapital Fund Ltd. purchased 125,000 shares.

On June 6, 2005, we issued to Larry Anderson, an officer, stock options to purchase 100,000 shares of our common stock, which vest ratably, on an annual basis, over the period June 6, 2005 through June 5, 2010. The options are exercisable for ten years at $1.60 per share.

On August 8, 2005, we issued to Donald Gunn, an officer, stock options to purchase up to 100,000 shares of our common stock. The options are subject to vesting, upon Gunn’s relocation to corporate offices, as follows: 50,000 stock options on such date, and the other 50,000 stock options at the rate of 10,000 stock options per year for five years starting on the first anniversary of such date. The options are exercisable for ten years at $1.65 per share.

ITEM 13.   EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-B are included in Exhibits to this Report as follows:

Exhibit	Description

2	Agreement of Change in Corporate Structure (Incorporated by reference to Exhibit 2 of Quarterly Report on Form 10-QSB filed on May 15, 2002).
3(i)(1)	Certificate of Incorporation of Cadapult Graphic Systems, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10-QSB/A filed on September 1, 1998).
3(i)(2)	Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc. (Incorporated by reference to Exhibit 3(i)(5) of Annual Report on Form 10-KSB filed on September 28, 1999).
3(i)(3)	Certificate of Incorporation of Media Sciences, Inc. (Incorporated by reference to Exhibit 3(i)(6) of Annual Report on Form 10-KSB filed on September 28, 1999).
3(i)(4)	Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Quarterly Report on Form 10-QSB filed on May 15, 2002).
3(i)(5)	Certificate of Incorporation of Cadapult Graphic Systems, Inc. (a New Jersey corporation) (Incorporated by reference to Exhibit 3(i)(2) of Quarterly Report on Form 10-QSB filed on May 15, 2002).
3(ii)	By-Laws (Incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-QSB/A filed on September 1, 1998).
4.1	Specimen of common stock certificate (Incorporated by reference to Exhibit 4.7 of Form 8-A filed on August 8, 2000).
4.2	Specimen of preferred stock certificate (Incorporated by reference to Exhibit 4.8 of Form 8-A filed on August 8, 2000).
4.3	1998 Incentive Plan (Incentive Stock Option Plan) (Incorporated by reference to Exhibit 4.1 of Annual Report on Form 10-KSB filed on September 28, 1999).
4.4	Certificate of Designation (Incorporated by reference to Exhibit 4.5 of Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
4.5	Form of Warrant Certificate for Purchasers of Units (Incorporated by reference to Exhibit 4.6 of Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
4.6	Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3(i)(6) of Annual Report on Form 10-KSB filed on September 15, 2003).
4.7	Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.7 of Registration Statement on Form SB-2, Registration Number 333-112340, filed on January 30, 2004).

10.1	Lease Agreement (Incorporated by reference to Exhibit 10.13 of Annual Report on Form 10-KSB filed on or about September 28, 2000).
10.2	Amended Employment Agreement of Duncan Huyler (Incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-QSB filed on May 4, 1999).
10.3	Amended Employment Agreement of Frances Blanco (Incorporated by reference to Exhibit 3.3 of Quarterly Report on Form 10-QSB filed on May 4, 1999).
10.4	Agreement with Consonant Services Group (Incorporated by reference to Exhibit 10.6 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.5	Form of Warrant Agreement with Consonant Services Group (Incorporated by reference to Exhibit 10.11 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.6	Form of Amended Option Agreement with Frances Blanco (Incorporated by reference to Exhibit 10.8 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.7	Form of Amended Option Agreement with Duncan Huyler (Incorporated by reference to Exhibit 10.9 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.8	Form of Amended Option Agreement with Duncan Yates (Incorporated by reference to Exhibit 10.10 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.9	Form of Amended Option Agreement with Donald Gunn (Incorporated by reference to Exhibit 10.12 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.10	Form of Amended Option Agreement with Randy Hooker (Incorporated by reference to Exhibit 10.13 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.11	Form of Promissory Note issued in June 2002 (Incorporated by reference to Exhibit 10.14 of Annual Report on Form 10-KSB filed on October 15, 2002).
10.12	Form of Warrants issued in June 2002 (Incorporated by reference to Exhibit 10.14 of Annual Report on Form 10-KSB filed on October 15, 2002).
10.13	Form of Employment Agreement with Michael W. Levin (Incorporated by reference to Exhibit 10.16 of Annual Report on Form 10-KSB filed on September 15, 2003).
10.14	Form of Loan and Security Agreement (Incorporated by reference to Exhibit 10.17 of Annual Report on Form 10-KSB filed on September 15, 2003).
10.15	Form of Option Agreement with Management issued April 2003 (Incorporated by reference to Exhibit 10.15 of Registration Statement on Form SB-2, Registration Number 333-112340, filed on January 30, 2004).
10.16	Option Agreement with Frances Blanco issued May 2004 (Incorporated by reference to Exhibit 10.16 of Registration Statement on Form SB-2, filed on July 30, 2004).
10.17	Option Agreement with Duncan Huyler issued May 2004 (Incorporated by reference to Exhibit 10.17 of Registration Statement on Form SB-2, filed on July 30, 2004).
10.18	First Amendment to Loan and Security Agreement, dated June 11, 2004 (Incorporated by reference to Exhibit 10.18 of Registration Statement on Form SB-2, filed on July 30, 2004).
10.19	Term Note, dated June 11, 2004 (Incorporated by reference to Exhibit 10.19 of Registration Statement on Form SB-2, filed on July 30, 2004).
10.20	Common Stock Purchase Agreement, dated June 30, 2004 (Incorporated by reference to Exhibit 10.20 of Registration Statement on Form SB-2, filed on July 30, 2004).
10.21	Registration Rights Agreement, dated June 30, 2004 (Incorporated by reference to Exhibit 10.21 of Registration Statement on Form SB-2, filed on July 30, 2004).

10.22	Loan Agreement with PNC Bank (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on December 20, 2004).
10.23	Sublease Agreement (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on January 24, 2005).
10.24	Term Note with PNC Bank, dated as of March 28, 2005 (Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on April 4, 2005)
10.25	Amendment to Loan Documents with PNC Bank, dated a of March 28, 2005 (Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 4, 2005)
10.26*	Second Amendment to Loan Documents, June 2005
10.27*	Master Lease Agreement, July 2005
10.28*	Option Agreement with Larry Anderson, June 2005
10.29*	Option Agreement with Donald Gunn, August 2005
11*	Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part II – Item 7, contained in this Form 10-KSB.
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 of Registration Statement on Form SB-2, filed on July 30, 2004).
31.1*	Certification of CEO Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of PFO Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of CEO Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
32.2*	Certification of PFO Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
________ * Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by J.H. Cohn LLP, our current principal independent registered public accounting firm, during the years ended June 30, 2005 and 2004 were $56,105 and $11,315, respectively. Fees for audit services provided by Wiss & Company, LLP, our former principal accountant, during the year ended June 30, 2004 were $11,710.

Audit services consisted primarily of the annual audits, review of our financial statements, services provided in connection with the restatement of our financial statements for the year ended June 30, 2004, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by J.H. Cohn LLP, our current principal independent registered public accounting firm, during the year ended June 30, 2005 were $7,511. There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal year ended June 30, 2004.

Audit-related fees consisted primarily of the review of financial statements for inclusion in registration statements filed by the Company.

Tax Fees

Fees for tax services provided by J.H. Cohn LLP, our current principal independent registered public accounting firm, during the years ended June 30, 2005 and 2004 were $5,117 and $1,172, respectively. Fees for tax services provided by Wiss & Company, LLP, our former principal accountant, during the year ended June 30, 2004 were $7,895.

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

Dated: September 12, 2005

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES	TITLE	DATE

/s/ Michael W. Levin Michael W. Levin	Chairman of the Board, President and Chief Executive Officer	September 12, 2005

/s/ Denise Hawkins Denise Hawkins	Vice President, Controller (Principal Financial Officer) and Secretary	September 12, 2005

/s/ Frances Blanco Frances Blanco	Director, Vice President, and Treasurer	September 12, 2005

/s/ Donald Gunn Donald Gunn	Director	September 12, 2005

/s/ Paul C. Baker Paul C. Baker	Director	September 12, 2005

/s/ Edwin Ruzinsky Edwin Ruzinsky	Director	September 12, 2005

/s/ Henry Royer Henry Royer	Director	September 12, 2005

/s/ Alan L. Bazaar Alan L. Bazaar	Director	September 12, 2005