Form 10QSB
period 2005-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2005-11-09
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of November 7, 2005, the issuer had 10,981,106 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,     June 30,
                                    ASSETS                               2005             2005
                                                                      (Unaudited)       (Note 1)
                                                                      ------------    ------------

CURRENT ASSETS :
    Cash                                                              $    449,057    $    611,016
    Accounts receivable, less allowance for doubtful
       accounts of $35,000                                               2,347,165       2,175,512
    Inventories                                                          2,739,646       3,196,323
    Deferred tax assets                                                    987,420       1,203,884
    Prepaid expenses and other current assets                              458,451         226,804
                                                                      ------------    ------------
        Total Current Assets
                                                                         6,981,739       7,413,539
                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, NET                                              2,006,325       2,058,251
                                                                      ------------    ------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                            3,584,231       3,584,231
    Other assets                                                            63,911          63,911
                                                                      ------------    ------------

                                                                         3,648,142       3,648,142
                                                                      ------------    ------------

TOTAL ASSETS                                                          $ 12,636,206    $ 13,119,932
                                                                      ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank line of credit                                               $  1,081,418    $  1,620,233
    Bank term loan                                                         100,000         100,000
    Accounts payable                                                       710,460       1,254,921
    Accrued expenses and other current liabilities                         285,733         142,432
    Income taxes payable                                                    29,734             295
    Accrued product warranty                                               281,983         291,733
    Deferred revenue                                                       581,368         526,853
                                                                      ------------    ------------
        Total Current Liabilities
                                                                         3,070,696       3,936,467
                                                                      ------------    ------------

OTHER LIABILITIES :
  Bank term loan, less current maturities                                  350,000         375,000
  Deferred rent liability                                                  331,960         341,988
  Deferred revenue, less current portion                                   215,714         280,418
  Deferred tax liabilities                                                 436,646         404,099
                                                                      ------------    ------------
      Total Other Liabilities                                            1,334,320       1,401,505
                                                                      ------------    ------------

TOTAL LIABILITIES                                                        4,405,016       5,337,972
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value
       Authorized 1,000,000 shares; none issued                               --              --
    Common Stock, $.001 par value
       Authorized 20,000,000 shares; issued 10,981,106 shares
       in September, 10,953,606 in June                                     10,982          10,954
    Additional paid-in capital                                           9,779,878       9,753,405
    Cost of 10,564 shares of common stock in treasury                     (112,913)       (112,913)
    Accumulated deficit                                                 (1,446,757)     (1,869,486)
                                                                      ------------    ------------
        Total Shareholders' equity                                       8,231,190       7,781,960
                                                                      ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 12,636,206    $ 13,119,932
                                                                      ============    ============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                              Three Months Ended
                                                                                September 30,
                                                                              2005          2004
                                                                          -----------   -----------

NET SALES                                                                 $ 4,758,329   $ 4,411,908
                                                                          -----------   -----------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation and amortization             2,013,068     2,234,077
    Depreciation and amortization                                             124,268        63,319
                                                                          -----------   -----------
        Total cost of goods sold                                            2,137,336     2,297,396
                                                                          -----------   -----------

GROSS PROFIT                                                                2,620,993     2,114,512
                                                                          -----------   -----------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative, excluding depreciation and
      amortization and impact of variable plan accounting                   1,830,712     1,608,450
    Depreciation and amortization                                              51,036        66,549
    Impact of variable plan accounting                                           --          72,761
                                                                          -----------   -----------
        Total other costs and expenses                                      1,881,748     1,747,760
                                                                          -----------   -----------

INCOME FROM OPERATIONS                                                        739,245       366,752

INTEREST EXPENSE                                                               34,697        52,520
                                                                          -----------   -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         704,548       314,232
PROVISION FOR INCOME TAXES                                                    281,819       132,818
                                                                          -----------   -----------

INCOME FROM CONTINUING OPERATIONS                                             422,729       181,414
                                                                          -----------   -----------

INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES                          --          55,965
PROVISION FOR INCOME TAXES                                                       --          23,485
                                                                          -----------   -----------

INCOME FROM DISCONTINUED OPERATIONS                                              --          32,480
                                                                          -----------   -----------

NET INCOME                                                                $   422,729   $   213,894
                                                                          ===========   ===========

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           10,965,967     9,913,916
                                                                          ===========   ===========
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         11,387,000    10,482,432
                                                                          ===========   ===========

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS :
   BASIC AND DILUTED                                                      $      0.04   $      0.02
                                                                          ===========   ===========

INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS :
   BASIC AND DILUTED                                                      $      0.00   $      0.00
                                                                          ===========   ===========

NET INCOME PER COMMON SHARE :
   BASIC AND DILUTED                                                      $      0.04   $      0.02
                                                                          ===========   ===========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

                                         Common Stock            Additional                                    Total
                                    -------------------------     Paid-in      Treasury      Accumulated    Shareholders'
                                      Shares        Amount        Capital        Stock         Deficit         Equity
                                    -----------   -----------   -----------   -----------    -----------    -------------

BALANCES, JUNE 30, 2005              10,953,606   $    10,954   $ 9,753,405   $  (112,913)   $(1,869,486)   $   7,781,960

   Issuance of common stock for
       exercise of stock warrants        25,000            25        24,975          --             --             25,000
   Issuance of common stock for
        exercise of stock options         2,500             3         1,498          --             --              1,501

   Net income                              --            --            --            --          422,729          422,729
                                    -----------   -----------   -----------   -----------    -----------    -------------
BALANCES, SEPTEMBER 30, 2005         10,981,106   $    10,982   $ 9,779,878   $  (112,913)   $(1,446,757)   $   8,231,190
                                    ===========   ===========   ===========   ===========    ===========    =============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                Three Months Ended
                                                                                  September 30,
                                                                                2005          2004
                                                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES :
    Income from continuing operations                                         $ 422,729    $ 181,414
    Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                          175,304      129,868
         Deferred income taxes                                                  249,011      136,246
         Provision for bad debts                                                  9,971        2,778
         Impact of variable plan accounting                                        --         75,509
         Cash provided by discontinued operations                                  --         32,480
         Changes in operating assets and liabilities :
             Accounts receivable                                               (181,624)    (978,794)
             Insurance claim receivable                                            --        500,000
             Deferred rent liability                                            (10,028)        --
             Inventories                                                        456,677      (69,612)
             Prepaid expenses and other current assets                         (231,647)    (193,732)
             Other assets                                                          --        (21,759)
             Accounts payable                                                  (544,461)    (265,679)
             Accrued expenses and other current liabilities                     133,551      (40,095)
             Income taxes payable                                                29,439      (21,652)
             Deferred revenue                                                   (10,189)     180,433
                                                                              ---------    ---------
                 Net cash provided by (used in) operating activities            498,733     (352,595)
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                        (123,378)    (252,364)
                                                                              ---------    ---------
                 Net cash used in investing activities                         (123,378)    (252,364)
                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank line of credit, net                                                   (538,815)     517,631
    Bank term loan                                                              (25,000)    (100,000)
    Payments of other short-term debt                                              --        (11,413)
    Proceeds from issuance of common stock                                       26,501       77,751
                                                                              ---------    ---------
                 Net cash provided by (used in) financing activities           (537,314)     483,969
                                                                              ---------    ---------

NET DECREASE IN CASH                                                           (161,959)    (120,990)

CASH, BEGINNING OF PERIOD                                                       611,016      666,116
                                                                              ---------    ---------

CASH, END OF PERIOD                                                           $ 449,057    $ 545,126
                                                                              =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                             $  34,697    $  50,878
                                                                              =========    =========
    Income taxes paid                                                         $   3,369    $  45,206
                                                                              =========    =========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim consolidated financial statements are of a normal recurring nature. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto and the report of our independent registered public accounting firm included in our Annual Report on Form 10-KSB for the year ended June 30, 2005. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – NATURE OF BUSINESS :

Media Sciences International, Inc. and Subsidiaries, collectively referred to as the “Company,” manufactures and distributes supplies for workgroup color printers. Our products include solid ink sticks, color toner cartridges and other consumable items. We distribute our products through an international network of dealers and distributors. We also sell directly to end users located in the United States through programs designed to foster our supplies business, such as our INKlusive free color printer program. In May 2005, we discontinued our electronic pre-press sales and service operations conducted by our subsidiary, Cadapult Graphic Systems, Inc. (“Cadapult”) (see Note 10.) We have our corporate headquarters in New Jersey.

NOTE 3 – STOCK-BASED COMPENSATION AND RELATED PRO FORMA DISCLOSURES :

The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) permits the Company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under SFAS 123, but requires pro forma net income and income per share disclosures as well as various other disclosures. As a result of amendments to SFAS 123, the Company will be required to expense employee stock options over the vesting period beginning with its quarter ending September 30, 2006. The Company has also adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Under APB 25, because the exercise price of all of the Company’s stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized at the time the options were granted.

Prior to May 10, 2005, certain stock options permitted cashless exercise and were accounted for pursuant to variable plan accounting treatment. Under variable plan accounting treatment, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. For the three months ended September 30, 2005 there was no non-cash compensation expenses and for the three months ended September 30, 2004, non-cash compensation expense was $75,509, of which $2,748 was included in the income from discontinued operations.

On May 10, 2005 our Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options are no longer subject to variable plan accounting treatment after the fiscal year ended June 30, 2005.

Pro forma information regarding net income and income per common share is required by SFAS 123 and SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCK-BASED COMPENSATION AND RELATED PROFORMA DISCLOSURES
                   (CONTINUED)

The fair values of options granted in three months ending September 30, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively:

                                                                      Three Months Ended
                                                                         September 30,
                                                                       2005         2004
-------------------------------------------------------------------------------------------
Risk-free interest rate                                                 4%             4%
Dividend yield                                                          0.0%           0.0%
Expected common stock market price volatility factor                   12%             9%
Expected life of stock options                                     10 years        10 years

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                                      Three Months Ended
                                                                         September 30,
                                                                       2005         2004
-------------------------------------------------------------------------------------------
Net income, as reported                                             $422,729       $213,894

Impact of variable plan accounting, net of related tax effects          --           53,529

Stock-based employee compensation expense under
   fair value method, net of related tax effects                      (9,472)       (16,746)
                                                                    --------       --------

Pro forma net income                                                $413,257       $250,677
                                                                    ========       ========
Net income per common share:
         Basic and diluted, as reported                                $0.04          $0.02
                                                                       =====          =====
         Basic, pro forma                                              $0.04          $0.03
                                                                       =====          =====
         Diluted, pro forma                                            $0.04          $0.02
                                                                       =====          =====

NOTE 4 – INVENTORIES :

Inventories are summarized as follows:

                                                                         September 30,
                                                                     2005           2004
-------------------------------------------------------------------------------------------
Raw materials                                                     $  946,739     $1,040,390
Finished goods                                                     1,792,907      2,155,933
                                                                  ----------     ----------
                                                                  $2,739,646     $3,196,323
                                                                  ==========     ==========

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DEBT :

The Company’s borrowings consisted of the following:

                                                                         September 30,
                                                                     2005           2004
-------------------------------------------------------------------------------------------
Short-term debt:
  Revolving line-of-credit with bank                              $1,081,418     $1,620,233
  Current maturities of note payable to bank                         100,000        100,000
                                                                  ----------     ----------
                                                                  $1,181,418     $1,720,233
                                                                  ==========     ==========
Long-term debt:
   Note payable to bank, less current maturities                  $  350,000     $  375,000
                                                                  ==========     ==========

We have a revolving line of credit which provides for maximum borrowings of $3 million. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings bear interest at a rate of 0.75% over the bank’s Prime Rate. As of September 30, 2005, we had $1.1 million outstanding under this line and the interest rate was 7.5%. The line of credit expires on November 30, 2006.

In March 2005, we entered into a five-year term note with our bank in the amount of $0.5 million that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. The proceeds were used to finance the leasehold improvements to our new facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

On July 27, 2005, we entered into an equipment lease line of credit with $1 million in availability with the bank, which we have not used.  Borrowings bear interest at a rate of approximately 1% over the bank’s Prime Rate, with terms of three to seven years.  The bank will hold title to the equipment leased under the line of credit. Any unutilized balance on the line of credit expires on July 26, 2006.

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME PER SHARE :

Basic income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of the basic and diluted income per common share from continuing operations:

                                                                      Three Months Ended
                                                                         September 30,
                                                                       2005         2004
-------------------------------------------------------------------------------------------
Numerator:
  Income from continuing operations - basic and diluted          $   422,729    $   181,414
                                                                 ===========    ===========

Denominator:
  Denominator for basic income per common share:
      Weighted average shares                                     10,965,967      9,913,916

     Effect of dilutive securities - stock options and warrants      421,033        568,516
                                                                 -----------    -----------

  Denominator for diluted income per common share                 11,387,000     10,482,432
                                                                 -----------    -----------

Income per common share, basic and diluted                            $ 0.04         $ 0.02
                                                                      ======         ======

The following table sets forth the computation of the basic and diluted net income per common share:

                                                                      Three Months Ended
                                                                         September 30,
                                                                       2005         2004
-------------------------------------------------------------------------------------------

Numerator:
  Net income - basic and diluted                                 $   422,729    $   213,894
                                                                 ===========    ===========

Denominator:
  Denominator for basic income per common share:
      Weighted average shares                                     10,965,967      9,913,916

     Effect of dilutive securities - stock options and warrants      421,033        568,516
                                                                 -----------    -----------

  Denominator for diluted net income per common share             11,387,000     10,482,432
                                                                 -----------    -----------

Net income per common share, basic and diluted                        $ 0.04         $ 0.02
                                                                      ======         ======

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME PER SHARE (CONTINUED) :

The following warrants and options to purchase common stock were excluded from the computation of diluted net income per share as of September 30, 2005 and 2004 because they were anti-dilutive for those periods:

                                                                         September 30,
                                                                     2005           2004
-------------------------------------------------------------------------------------------

Anti-dilutive warrants and options                                  122,150       1,850,650

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

Changes in accrued product warranty for the three months ended September 30, 2005 and 2004 are as follows:

                                                                      Three Months Ended
                                                                         September 30,
                                                                       2005         2004
-------------------------------------------------------------------------------------------
Warranty reserve at the beginning of the period                   $  291,733     $  340,592

       Warranties accrued during the period                          249,029        294,277
       Warranties settled during the period                         (258,779)      (295,622)
                                                                  ----------     ----------
Net change in warranty reserve                                        (9,750)        (1,345)
                                                                  ----------     ----------

Warranty reserve at September 30,                                 $  281,983     $  339,247
                                                                  ==========     ==========

NOTE 8 – ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES :

Engineering and product development costs, which consist of salaries and related benefits costs of our technical staff, as well as product development costs, including conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. For the three months ended September 30, 2005 and 2004, engineering and product development costs were approximately $0.17 million and $0.11 million, respectively.

NOTE 9 – ADVERTISING EXPENSES :

The Company accounts for advertising costs in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expenses are deferred until first use of the advertising. Deferred advertising costs at September 30, 2005 and 2004 totaled approximately $0.057 million and $0.084 million, respectively. Advertising expense for the three months ended September 30, 2005 and 2004 amounted to approximately $0.16 million and $0.21 million, respectively.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DISCONTINUED OPERATIONS :

In May 2005, a decision was made to cease certain sales and service operations under Cadapult. Specifically we ceased all electronic pre-press sales and service operations and the service operations were sold on May 7, 2005. Accordingly, the results of operations of the electronic pre-press sales and service operations have been reclassified and are included in discontinued operations for the three months ended September 30, 2004. Sales and service revenues from the discontinued operations for the three months ended September 30, 2004 were $0.44 million. The pre-tax income from discontinued operations for the three months ended September 30, 2004 was $0.056 million.

Cadapult continues to sell Media Sciences supplies and the INKlusive free color printer program to end users. Since this is essentially the same business as the rest of the Company’s continuing operations, and as a result of the presentation of Cadapult’s electronic pre-press sales and service operations as discontinued operations, segment information is no longer presented.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB for the year ended June 30, 2005, filed September 13, 2005.

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Sales.     Our consolidated sales from continuing operations for the three months ended September 30, 2005 compared to the same period in 2004, increased approximately 8% to $4.8 million from $4.4 million. Sales of solid ink sticks increased approximately 19%, while sales of color toner cartridges increased approximately 5%. Direct sales of supplies, through our Cadapult subsidiary, decreased by approximately 47% as we focused on building our sales through our distribution channels. In late September 2005, we started shipping color toner cartridges for the Oki 5000 series of color printers. We also announced color toner cartridges for the Oki 7000 and 9000 series color printers and related engines. We expect these cartridges to start shipping between December 2005 and January 2006. We also announced solid ink sticks for the new Xerox Phaser 8500 and 8550. We expect these inks to ship in November 2005. As a result of these new products and current sales trends of existing products, we expect the growth of color toner cartridge sales to outpace the growth of our solid inks in fiscal 2006.

Gross Profit.    The consolidated gross profit for the three months ended September 30, 2005 was $2.6 million, or approximately 55% of sales, as compared to $2.1 million, or approximately 48% of sales, for the three months ended September 30, 2004. We benefited from margin expansion in both our solid ink and color toner cartridge lines. Our solid ink margins increased due to manufacturing efficiencies, which more than offset certain increases in our raw material costs. Our color toner cartridge margins expanded significantly due to the mix of products making up our color toner cartridge sales. While our margins can and do vary due to sales product mix, we believe that they will remain fairly consistent with our current results throughout fiscal 2006.

Selling, General and Administrative.    Consolidated selling, general and administrative expenses for the three months ended September 30, 2005 increased to $1.88 million, or 40% of sales, from $1.75 million, also 40% of sales, for the three months ended September 30, 2004. Selling, general and administrative expenses for the three months ended September 30, 2004 include $0.073 million in non-cash compensation, as a result of variable plan accounting treatment. Since our stock options are no longer subject to variable plan accounting treatment, we do not anticipate further non-cash compensation charges until our adoption of SFAS 123(R). While we intend to increase expenditures in advertising, marketing, research and development and general payroll costs, we expect our selling, general and administrative expenses to remain consistent as a percentage of sales.

Depreciation and Amortization.    For the three months ended September 30, 2005 compared to the same period in 2004, our depreciation and amortization expense increased to $0.18 million, of which $0.12 million was included in cost of goods sold, from $0.13 million, of which $0.06 million was included in cost of goods sold. The increase in depreciation and amortization was primarily due to the depreciation of tooling related to new color toner cartridge lines introduced over the last six months and to leasehold improvements related to our move in February 2005. There were no expenses related to the amortization of intangibles for the three months ended September 30, 2005 as all intangible assets have been fully amortized. For the three months ended September 30, 2004, amortization of intangibles was $2,177.

Interest Expense.    For the three months ended September 30, 2005 compared to the same period in 2004, our interest expense decreased to $0.035 million from $0.053. The decrease in interest expense was due to decreased borrowings. We anticipate continued decreased borrowings as we generate cash from operations, which should result in decreased interest expense, despite an increasing interest rate environment.

Income Taxes.    For the three months ended September 30, 2005, we recorded an income tax expense from continuing operations of $0.28 million as compared to an income tax expense from continuing operations of $0.13 million for the three months ended September 30, 2004. An effective tax rate of 40% was used for the three months ended September 30, 2005 and 42% for the three months ended September 30, 2004. The effective aggregate state and federal tax rate for the period ended September 30, 2004 differed from that for the period ended September 30, 2005 due to the impact of variable plan accounting in 2004.

Income from Continuing Operations.    For the three months ended September 30, 2005, we earned $0.42 million from continuing operations or $0.04 per share basic and diluted, as compared to the three months ended September 30, 2004, where we earned $0.18 million from continuing operations or $0.02 per share basic and diluted.

Income from Discontinued Operations.    In May 2005, we ceased and sold certain sales operations under Cadapult. Specifically, we ceased all electronic pre-press equipment sales and service operations. The results of operations for that line of business are classified as a discontinued operation.

Sales and service revenues from the discontinued operations for the three months ended September 30, 2004 were $0.44 million. Income, net of tax from discontinued operations, for the three months ended September 30, 2004 was $0.032 million.

LIQUIDITY AND CAPITAL RESOURCES

We experienced positive cash flows from operating activities for the three months ended September 30, 2005. Cash flows from operating activities of $0.50 million resulted primarily from income from continuing operations of $0.42 million, non-cash charges of $0.42 million, a decrease in inventories of $0.46 million and an increase in accrued expenses and other current liabilities of $0.13 million, offset by increases in accounts receivable of $0.18 million and a decrease in accounts payable of $0.54 million and a decrease in prepaid expenses and other current assets of $0.23 million.

Accounts receivable increased over the levels at June 30, 2005 as shipments were skewed towards the end of the quarter, due to the shipment of the Oki 5000 cartridges late in September, and to normal seasonality within the quarter.

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

Cash flow generated by the INKlusive program is a function of the net number of printer placements in the program. During the three months ended September 30, 2005, there was a reduction in the net number of printers placed in the program, as we transitioned the program from the Phaser 8400 to the Phaser 8500/8550, Oki 5000 and WorkCentre C2424. This resulted in a small reduction in deferred revenues during that period. With our shipment of solid ink for the Phaser 8500 and 8550 in November 2005, we expect that the net number of printers placed in the program will increase, and therefore the program will generate positive cash flow as deferred revenue increases.

The cash we used in investing activities for the three months ended September 30, 2005 included the purchase of equipment and tooling in the amount of $0.12 million. We plan additional capital expenditures of approximately $0.75 million through June 30, 2006, which we plan to finance through internal cash generation. We may use additional equipment acquired through operating leases.

We have a revolving line of credit which provides for maximum borrowings of $3 million. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings bear interest at a rate of 0.75% over the bank’s Prime Rate. As of September 30, 2005, we had $1.1 million outstanding under this line and the interest rate was 7.5%. The line of credit expires on November 30, 2006.

In March 2005, we entered into a five-year term note with our bank in the amount of $0.5 million that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. The proceeds were used to finance the leasehold improvements to our new facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the revolving line of credit and the five-year term note with the bank are subject to two financial covenants including a ratio of Funded Debt (defined as all borrowed debt including senior borrowed debt and subordinated debt) to EBITDA (defined as net income plus interest expense plus income tax expense plus depreciation plus amortization), of not more than 2.50 to 1.00 and a ratio of Cash Flow (defined as net income after taxes plus depreciation, plus interest expense, minus nonrecurring gains, plus nonrecurring losses, plus non-cash expenses, minus dividend distributions, plus capital contributions) to cash uses (defined as prior year’s current maturities of long term debt including capital lease payments, plus current year’s interest expense, plus unfunded capital expenditures), of not less than 1.0, measured on a rolling four quarter basis. At no time have we been in violation of these covenants.

On July 27, 2005, we entered into an equipment lease line of credit with $1 million in availability with the bank, which we have not used.  Borrowings bear interest at a rate of approximately 1% over the bank’s Prime Rate, with terms of three to seven years.  The bank will hold title to the equipment leased under the line of credit. Any unutilized balance on line of credit expires on July 26, 2006.

We believe that we will be able to fund our cash requirements for the foreseeable future through a combination of internal cash generation, the revolving line of credit and the lease line of credit.

INFLATION

We have been subject to several significant increases in raw materials costs over the last 18 months, primarily resulting from increases in energy costs. We have embarked on a program to improve our procurement of raw materials and to optimize our processes to increase our manufacturing yields. Through these efforts we have been able to offset the increases in raw material costs. We believe we will be able to offset any inflation in operating costs through increased productivity.

SEASONALITY

While we do not experience any significant quarter to quarter seasonality, we do experience some seasonality within certain quarters.

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

There have not been any changes, except as described below, in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the three months ended September 30, 2005, the Company continued its search for a Chief Financial Officer. In addition, the Company added certain personnel and additional procedures and controls in purchasing and inventory management. The Company is committed to the continued improvement of its control systems and reporting procedures.

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

The Company has recently commenced its effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a non-accelerated filer with a fiscal year end of June 30, the Company must first begin to comply with the requirements of Section 404 for the fiscal year ending June 30, 2008. During the periods through June 30, 2008, we will review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit Number Exhibit 11* Exhibit 31.1* Exhibit 31.2* Exhibit 32.1* Exhibit 32.2* _____ * Filed herewith.	Description of Exhibit

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: November 9, 2005	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: November 9, 2005	By: /s/ Denise Hawkins Denise Hawkins Vice President and Controller (Principal Financial Officer)