Form 10QSB
period 2005-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2006-02-09
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 9, 2006, the issuer had 10,951,529 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTER ENDED DECEMBER 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             December 31,      June 30,
                                    ASSETS                                       2005            2005
                                                                             (Unaudited)       (Note 1)
                                                                             ------------    ------------

CURRENT ASSETS :
    Cash                                                                     $    478,075    $    611,016
    Accounts receivable, less allowance for doubtful accounts of $35,000        2,731,287       2,175,512
    Inventories                                                                 3,192,074       3,196,323
    Deferred tax assets                                                           997,448       1,203,884
    Prepaid expenses and other current assets                                     421,377         226,804
                                                                             ------------    ------------
        Total Current Assets                                                    7,820,261       7,413,539
                                                                             ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                     1,990,044       2,058,251
                                                                             ------------    ------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                                   3,584,231       3,584,231
    Other assets                                                                   77,701          63,911
                                                                             ------------    ------------
                                                                                3,661,932       3,648,142
                                                                             ------------    ------------

TOTAL ASSETS                                                                 $ 13,472,237    $ 13,119,932
                                                                             ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank line of credit                                                      $       --      $  1,620,233
    Bank term loan                                                                100,000         100,000
    Accounts payable                                                            1,544,392       1,254,921
    Accrued expenses and other current liabilities                                528,232         142,432
    Income taxes payable                                                          307,605             295
    Accrued product warranty                                                      275,268         291,733
    Deferred revenue                                                              717,078         526,853
                                                                             ------------    ------------
        Total Current Liabilities                                               3,472,575       3,936,467
                                                                             ------------    ------------

OTHER LIABILITIES :
  Bank term loan, less current maturities                                         325,000         375,000
  Deferred rent liability                                                         321,946         341,988
  Deferred revenue, less current portion                                          228,982         280,418
  Deferred tax liabilities                                                        431,759         404,099
                                                                             ------------    ------------
      Total Other Liabilities                                                   1,307,687       1,401,505
                                                                             ------------    ------------

TOTAL LIABILITIES                                                               4,780,262       5,337,972
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value
       Authorized 1,000,000 shares; none issued                                      --              --
    Common Stock, $.001 par value
       Authorized 20,000,000 shares; issued 10,993,606 shares in December,
       10,953,606 in June                                                          10,994          10,954
    Additional paid-in capital                                                  9,786,115       9,753,405
    Cost of common stock in treasury, 54,577 shares in June and December         (112,913)       (112,913)
    Accumulated deficit                                                          (992,221)     (1,869,486)
                                                                             ------------    ------------
        Total shareholders' equity                                              8,691,975       7,781,960
                                                                             ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 13,472,237    $ 13,119,932
                                                                             ============    ============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Three Months Ended              Six Months Ended
                                                                   December 31,                   December 31,
                                                                2005           2004            2005           2004
                                                            ------------   ------------    ------------   ------------

NET SALES                                                   $  5,117,822   $  4,658,357    $  9,876,151   $  9,070,265
                                                            ------------   ------------    ------------   ------------

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation
        and amortization                                       2,064,750      2,298,622       4,077,818      4,532,699
    Depreciation and amortization                                127,500         70,897         251,769        134,216
                                                            ------------   ------------    ------------   ------------
        Total cost of goods sold                               2,192,250      2,369,519       4,329,587      4,666,915
                                                            ------------   ------------    ------------   ------------

GROSS PROFIT                                                   2,925,572      2,288,838       5,546,564      4,403,350
                                                            ------------   ------------    ------------   ------------

OTHER COSTS AND EXPENSES:
    Selling, general and administrative,
        excluding depreciation and amortization
        and impact of variable plan accounting                 2,098,392      1,795,040       3,929,104      3,403,490
    Depreciation and amortization                                 54,340         59,121         105,376        125,670
    Impact of variable plan accounting                              --          (26,126)           --           46,635
                                                            ------------   ------------    ------------   ------------
        Total other costs and expenses                         2,152,732      1,828,035       4,034,480      3,575,795
                                                            ------------   ------------    ------------   ------------

INCOME FROM OPERATIONS                                           772,840        460,803       1,512,084        827,555

INTEREST EXPENSE                                                  15,279         52,865          49,976        105,385
                                                            ------------   ------------    ------------   ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            757,561        407,938       1,462,108        722,170

PROVISION FOR INCOME TAXES                                       303,025        165,064         584,843        297,882
                                                            ------------   ------------    ------------   ------------

INCOME  FROM CONTINUING OPERATIONS                               454,536        242,874         877,265        424,288
                                                            ------------   ------------    ------------   ------------

INCOME FROM DISCONTINUED OPERATIONS                                 --           55,936            --          111,901
PROVISION FOR INCOME TAXES                                          --           22,478            --           45,963
                                                            ------------   ------------    ------------   ------------

INCOME FROM DISCONTINUED OPERATIONS                                 --           33,458            --           65,938
                                                            ------------   ------------    ------------   ------------

NET INCOME                                                  $    454,536   $    276,332    $    877,265   $    490,226
                                                            ============   ============    ============   ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              10,981,384      9,937,043      10,973,828      9,925,916
                                                            ============   ============    ============   ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            11,477,635     10,361,754      11,434,898     10,409,873
                                                            ============   ============    ============   ============

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS:
  BASIC AND DILUTED                                         $       0.04   $       0.02    $       0.08   $       0.04
                                                            ============   ============    ============   ============

INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS:
  BASIC AND DILUTED                                         $       --     $       0.01    $       --     $       0.01
                                                            ============   ============    ============   ============

NET INCOME PER COMMON SHARE:
  BASIC AND DILUTED                                         $       0.04   $       0.03    $       0.08   $       0.05
                                                            ============   ============    ============   ============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

                                         Common Stock            Additional                                    Total
                                    -------------------------     Paid-in      Treasury      Accumulated    Shareholders'
                                      Shares        Amount        Capital        Stock         Deficit         Equity
                                    -----------   -----------   -----------   -----------    -----------    -------------

BALANCES, JUNE 30, 2005              10,953,606   $    10,954   $ 9,753,405   $  (112,913)   $(1,869,486)   $   7,781,960

   Issuance of common stock for
       exercise of stock warrants        25,000            25        24,975          --             --             25,000
   Issuance of common stock for
        exercise of stock options        15,000            15         7,735          --             --              7,750

   Net income                              --            --            --            --          877,265          877,265
                                    -----------   -----------   -----------   -----------    -----------    -------------
BALANCES, SEPTEMBER 30, 2005         10,993,606   $    10,994   $ 9,786,115   $  (112,913)   $  (992,221)   $   8,691,975
                                    ===========   ===========   ===========   ===========    ===========    =============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Six Months Ended
                                                                              December 31,
                                                                          2005            2004
                                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES :
    Income from continuing operations                                  $   877,265    $   424,288
    Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                     357,145        259,886
         Deferred income taxes                                             234,096        304,080
         Provision for bad debts                                            11,386          3,461
         Impact of variable plan accounting                                   --           49,642
         Cash provided by discontinued operations                             --           65,938
         Non-cash compensation expense                                      56,934           --
         Changes in operating assets and liabilities :
             Accounts receivable                                          (567,161)    (1,365,418)
             Insurance claim receivable                                       --          500,000
             Receivable from landlord                                         --          (62,117)
             Inventories                                                     4,249       (276,877)
             Prepaid expenses and other current assets                    (194,573)      (148,590)
             Other assets                                                  (13,790)       (21,759)
             Accounts payable                                              289,471     (1,022,632)
             Accrued expenses and other current liabilities                369,335        113,570
             Income taxes payable                                          307,310        (10,442)
             Deferred rent liability                                       (20,042)          --
             Deferred revenue                                              138,789        358,738
                                                                       -----------    -----------
                 Net cash provided by (used in) operating activities     1,850,414       (828,232)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                   (345,872)      (353,669)
                                                                       -----------    -----------
                 Net cash (used in) investing activities                  (345,872)      (353,669)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank line of credit, net                                            (1,620,233)     1,210,946
    Payments of other short-term debt                                         --          (21,456)
    Bank term loan                                                         (50,000)      (400,000)
    Proceeds from issuance of common stock                                  32,750        197,701
                                                                       -----------    -----------
                 Net cash provided by (used in) financing activities    (1,637,483)       987,191
                                                                       -----------    -----------

NET DECREASE IN CASH                                                      (132,941)      (194,710)

CASH, BEGINNING OF PERIOD                                                  611,016        666,116
                                                                       -----------    -----------

CASH, END OF PERIOD                                                    $   478,075    $   471,406
                                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                      $    49,746    $    97,385
                                                                       ===========    ===========
    Income taxes paid                                                  $    42,966    $    52,775
                                                                       ===========    ===========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim consolidated financial statements are of a normal recurring nature. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2005. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Prior to May 10, 2005, certain stock options permitted cashless exercise and were accounted for pursuant to variable plan accounting treatment. Under variable plan accounting treatment, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. For the three months ended December 31, 2005 there was no non-cash compensation expense or benefit and for the three months ended December 31, 2004, we recognized a non-cash compensation benefit of $25,867 including a $258 non-cash compensation expense which was included in the income from discontinued operations. For the six months ended December 31, 2005 there was no non-cash compensation expense and for the six months ended December 31, 2004, non-cash compensation expense was $49,642, of which $3,007 was included in the income from discontinued operations.

On May 10, 2005, our Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options are no longer subject to variable plan accounting treatment after the fiscal year ended June 30, 2005.

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

The fair values of options granted in three and six months ending December 31, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively:

                                                           Three and Six Months Ended
                                                                  December 31,
                                                            2005               2004
-------------------------------------------------------------------------------------
Risk-free interest rate                                     4.47%               4%
Dividend yield                                              0.0%               0.0%
Expected common stock market price volatility factor       37-41%               9%
Expected life of stock options                            10 years           10 years

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

                                                           Three Months Ended             Six Months Ended
                                                              December 31,                  December 31,
                                                           2005           2004            2005           2004
                                                         ---------      ---------      ---------     ---------
 Net income as reported                                  $ 454,536      $ 276,332      $ 877,265     $ 490,226

 Impact of variable plan accounting, net of related
     tax effects                                               --         (13,527)          --          40,002

 Stock-based employee compensation expense
     under fair value method, net of related
     tax effects                                            (9,949)       (24,728)       (25,518)      (41,474)
                                                         ---------      ---------      ---------     ---------
 Pro forma net income                                    $ 444,587      $ 238,077      $ 851,747     $ 488,754
                                                         =========      =========      =========     =========

 Net income per common share:
         Basic and diluted, as reported                     $ 0.04         $ 0.03         $ 0.08       $ 0.05
                                                            ======         ======         ======       ======
         Basic, pro forma                                   $ 0.04         $ 0.02         $ 0.08       $ 0.05
                                                            ======         ======         ======       ======
         Diluted, pro forma                                 $ 0.04         $ 0.02         $ 0.07       $ 0.05
                                                            ======         ======         ======       ======

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES :

Inventories are summarized as follows:

                                                        December 31,   June 30,
                                                            2005         2005
--------------------------------------------------------------------------------
Raw materials                                            $1,133,112   $1,040,390
Finished goods                                            2,058,962    2,155,933
                                                         ----------   ----------
                                                         $3,192,074   $3,196,323
                                                         ==========   ==========

NOTE 5 – DEBT :

The Company’s borrowings consisted of the following:

                                                        December 31,   June 30,
                                                            2005         2005
--------------------------------------------------------------------------------
Short-term debt:
  Revolving line-of-credit with bank                     $     --     $1,620,233
  Current maturities of note payable to bank                100,000      100,000
                                                         ----------   ----------
                                                         $  100,000   $1,720,233
                                                         ==========   ==========
Long-term debt:
   Note payable to bank, less current maturities         $  325,000   $  375,000
                                                         ==========   ==========

We have a revolving line of credit which provides for maximum borrowings of $3 million. As of December 31, 2005, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006 we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the maturity date by one year to November 30, 2007. The Amendments also modified certain financial covenants, which are described below.

In March 2005, we entered into a five-year term note with our bank in the amount of $0.5 million that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. The proceeds were used to finance the leasehold improvements to our new facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

On July 27, 2005, we entered into an equipment lease line of credit with $1 million in availability with the bank. Borrowings bear interest at a rate of approximately 1% over the bank’s Prime Rate, with terms of three to seven years. The bank will hold title to the equipment leased under the line of credit. Any unutilized balance on the line of credit expires on November 30, 2006.  In December 2005, we entered into an operating lease under this line, reducing the availability under the line by $228,682. This lease requires monthly rent payments of $3,453, for 72 months.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DEBT (CONTINUED) :

Both the amended revolving line-of-credit and the five-year term note with the bank are subject to two amended financial covenants as follows :

(a) The Company will maintain, as of the end of each fiscal quarter, a ratio of Funded Debt to EBITDA of not more than 2.50 to 1.00, measured on a rolling four quarter basis commencing with quarter ending June 30, 2005.

(b) The Company will maintain, as of the end of each fiscal quarter, a ratio of EBITDA to Fixed Charge (“EBITDA to Fixed Charge”) of more than 1.00 to 1.00, measured on a rolling four quarter basis commencing with quarter ending June 30, 2006. (Measurement will be on a six month basis for quarter ended December 31, 2005 and a nine month basis for quarter ending March 31, 2006).

As used herein:

“CPLTD” means the scheduled payments of principal on all indebtedness for borrowed money having an original term of more than one year (including but not limited to amortization of capitalized lease obligations), as shown on the Company’s financial statements as of one year prior to the date of determination.

“EBITDA” means net income plus interest expense plus income tax expense plus depreciation plus amortization.

“EBITDA to Fixed Charge” means (i) EBITDA minus Unfunded Capital Expenditures divided by (ii) taxes actually paid plus CPLTD and interest expense.

“Funded Debt” means all borrowed debt including senior borrowed debt and subordinated debt.

“Unfunded Capital Expenditures” represents the difference between actual capital expenditures and term financing, the proceeds of which were used to purchase such capital expenditures. In effect, this represents capital expenditures which were purchased with operating cash flow.

At no time since the inception of this loan agreement has the Company been in violation of these covenants.

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

The following table sets forth the computation of the basic and diluted income per common share from continuing operations:

                                                Three Months Ended           Six Months Ended
                                                   December 31,                December 31,
                                                2005          2004          2005          2004
                                             -----------   -----------   -----------   -----------
Numerator :
    Income from continuing operations -
        basic and diluted                    $   454,536   $   242,874   $   877,265   $   424,288
                                             ===========   ===========   ===========   ===========

Denominator :
    Denominator for basic income per
    common share :
        Weighted average shares               10,981,384     9,937,043    10,973,828     9,925,916

        Effect of dilutive securities -
            stock options and warrants           496,251       424,711       461,070       483,957
                                             -----------   -----------   -----------   -----------
    Denominator for diluted income per
    common share                              11,477,635    10,361,754    11,434,898    10,409,873
                                             ===========   ===========   ===========   ===========

    Income per common share from
    continuing operations :
       Basic and diluted                     $      0.04   $      0.02   $      0.08   $      0.04
                                             ===========   ===========   ===========   ===========

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME PER SHARE (CONTINUED) :

The following table sets forth the computation of the basic and diluted net income per common share:

                                                Three Months Ended           Six Months Ended
                                                   December 31,                December 31,
                                                2005          2004          2005          2004
                                            -----------   -----------   -----------   -----------
Numerator :
    Net income - basic and diluted          $   454,536   $   276,332   $   877,265   $   490,226
                                            ===========   ===========   ===========   ===========

Denominator :
    Denominator for basic income per
    common share :
       Weighted average shares               10,981,384     9,937,043    10,973,828     9,925,916

       Effect of dilutive securities -
          stock options and warrants            496,251       424,711       461,070       483,957
                                            -----------   -----------   -----------   -----------
    Denominator for diluted net income
    per common share                         11,477,635    10,361,754    11,434,898    10,409,873
                                            ===========   ===========   ===========   ===========

    Net income per common share :
       Basic and diluted                    $      0.04   $      0.03   $      0.08   $      0.05
                                            ===========   ===========   ===========   ===========

The following warrants and options to purchase common stock were excluded from the computation of diluted income per common share from continuing operations and net income per common share for the three and six months ended December 31, 2005 and 2004 because they were anti-dilutive for those periods:

                                                Three Months Ended           Six Months Ended
                                                   December 31,                December 31,
                                                2005          2004          2005          2004
                                            -----------   -----------   -----------   -----------

Anti-dilutive warrants and options              84,600        985,652       121,150       745,152
                                            ===========   ===========   ===========   ===========

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

Changes in accrued product warranty for the three and six months ended December 31, 2005 and 2004 are as follows:

                                                      Three Months Ended         Six Months Ended
                                                         December 31,              December 31,
                                                       2005         2004         2005         2004
                                                     ---------    ---------    ---------    ---------

Warranty reserve at the beginning of the period      $ 281,983    $ 339,247    $ 291,733    $ 340,592
                                                     ---------    ---------    ---------    ---------

       Warranties accrued during the period            247,481      281,194      496,510      575,472
       Warranties settled during the period           (254,196)    (281,059)    (512,975)    (576,682)
                                                     ---------    ---------    ---------    ---------
Net change in warranty reserve                          (6,715)         135      (16,465)      (1,210)
                                                     ---------    ---------    ---------    ---------

Warranty reserve at December 31,                     $ 275,268    $ 339,382    $ 275,268    $ 339,382
                                                     =========    =========    =========    =========

NOTE 8 – ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES :

Engineering and product development costs, which consist of salaries and related benefit costs of our technical staff, as well as product development costs, including conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. For the three months ended December 31, 2005 and 2004, engineering and product development costs were approximately $0.18 million and $0.12 million, respectively. For the six months ended December 31, 2005 and 2004, engineering and product development costs were approximately $0.35 million and $0.23 million, respectively.

NOTE 9 – ADVERTISING EXPENSES :

The Company accounts for advertising costs in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expenses are deferred until first use of the advertising. Deferred advertising costs at December 31, 2005 and 2004 totaled approximately $0.03 million and $0.06 million, respectively. Advertising expense for the three months ended December 31, 2005 and 2004 amounted to approximately $0.25 million and $0.23 million, respectively. Advertising expense for the six months ended December 31, 2005 and 2004 amounted to approximately $0.40 million and $0.45 million, respectively.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DISCONTINUED OPERATIONS :

In a prior year (May 2005), a decision was made to cease certain sales and service operations under Cadapult. Specifically, the Company ceased all electronic pre-press sales and service operations and the service operations were sold on May 7, 2005. Accordingly, the results of operations of the electronic pre-press sales and service operations have been reclassified and are included in discontinued operations for the three and six months ended December 31, 2004. Sales and service revenues from the discontinued operations for the three and six months ended December 31, 2004 were $0.45 and $0.89 million, respectively. The pre-tax income from discontinued operations for the three and six months ended December 31, 2004 was $0.06 and $0.11 million, respectively.

Cadapult continues to sell Media Sciences supplies and the INKlusive free color printer program to end users. Since this is essentially the same business as the rest of the Company’s continuing operations, and as a result of the presentation of Cadapult’s electronic pre-press sales and service operations as discontinued operations, segment information is no longer presented.

NOTE 11 – RELATED PARTY TRANSACTION :

In the three months ended December 31, 2005, pursuant to the employment contract with the Company’s Chief Executive Officer, dated July 1, 2003, the Company incurred a non-cash compensation expense of $57,000.

NOTE 12 – CANCELLATION OF TREASURY SHARES :

On February 7, 2006, the Board of Directors voted to cancel 54,577 shares of treasury stock. This action reduces the number of shares outstanding by 54,577 and has no impact on total shareholders’ equity. The treasury stock was cancelled and returned to unissued status.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for us for the fiscal year beginning July 1, 2006. The new standard will require us to expense employee stock options and other share-based payments over the service period. The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations, although it is likely that we will have to recognize additional compensation expense in the periods after adoption.

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

Sales.     Our consolidated sales from continuing operations for the three months ended December 31, 2005 compared to the same period in 2004, increased approximately 10% to $5.1 million from $4.7 million. Sales of solid ink sticks increased approximately 3%, while sales of color toner cartridges increased by approximately 41%. Our consolidated sales from continuing operations for the six months ended December 31, 2005 compared to the same period in 2004, increased approximately 9% to $9.9 million from $9.1 million. Sales of solid ink sticks increased approximately 11%, while sales of color toner cartridges increased by approximately 23%. Direct sales of supplies through our Cadapult subsidiary for the three and six months ended December 31, 2005 decreased by approximately 53% and 50%, respectively, as we focused on building our sales through our distribution channels. In late September 2005, we started shipping color toner cartridges for the Oki 5000 series of color printers. In late December 2005, we started shipping solid ink sticks for the new Xerox Phaser 8500 and 8550, and color toner cartridges for the Ricoh 3800 and related engines. We have also announced color toner cartridges for the Oki 7000 and 9000 series color printers and related engines. We expect these cartridges to start shipping in February 2006. As a result of these new products and current sales trends of existing products, we expect the growth of color toner cartridge sales to outpace the growth of our solid inks in fiscal 2006. Further, we expect our overall revenue growth in the second half of our fiscal 2006 year to outpace the revenue growth in the first half.

Gross Profit.    The consolidated gross profit for the three months ended December 31, 2005 was $2.9 million, or approximately 57% of sales, as compared to $2.3 million, or approximately 49% of sales, for the three months ended December 31, 2004. The consolidated gross profit for the six months ended December 31, 2005 was $5.6 million, or approximately 56% of sales, as compared to $4.4 million, or approximately 49% of sales, for the six months ended December 31, 2004. We benefited from margin expansion in both our solid ink and color toner cartridge lines. Our solid ink margins increased due to manufacturing efficiencies, which more than offset certain increases in our raw material costs. Our color toner cartridge margins expanded significantly due to the mix of products making up our color toner cartridge sales. While our margins can and do vary due to sales product mix, we believe that they will remain fairly consistent with our current results throughout fiscal 2006.

Selling, General and Administrative.    Consolidated selling, general and administrative expenses for the three months ended December 31, 2005 increased to $2.15 million, or 42% of sales, from $1.83 million, or 39% of sales, for the three months ended December 31, 2004. Consolidated selling, general and administrative expenses for the six months ended December 31, 2005 increased to $4.03 million, or 41% of sales, from $3.58 million, or 39% of sales, for the six months ended December 31, 2004. For the three and six months ended December 31, 2004, selling, general and administrative expenses included a non-cash compensation charge (benefit) of $(0.026) and $0.047 million, respectively, as a result of variable plan accounting treatment. Since our stock options are no longer subject to variable plan accounting treatment, we do not anticipate further non-cash compensation charges until our adoption of SFAS 123(R). While we intend to increase expenditures in advertising, marketing, research and development and general payroll costs, we expect our selling, general and administrative expenses to remain consistent as a percentage of sales.

Depreciation and Amortization.    For the three months ended December 31, 2005 compared to the same period in 2004, our depreciation and amortization expense increased to $0.18 million, of which $0.13 million was included in cost of goods sold, from $0.13 million, of which $0.07 million was included in cost of goods sold. For the six months ended December 31, 2005 compared to the same period in 2004, our depreciation and amortization expense increased to $0.36 million, of which $0.25 million was included in cost of goods sold, from $0.26 million, of which $0.13 million was included in cost of goods sold. The increase in depreciation and amortization was primarily due to the depreciation of tooling related to new color toner cartridge lines introduced over the last six months and to leasehold improvements related to our move in February 2005. There were no expenses related to the amortization of intangibles for the three or six months ended December 31, 2005 as all amortizable intangible assets have been fully amortized. For the three and six months ended December 31, 2004, amortization of intangibles was $1,511 and $3,688, respectively.

Interest Expense.    For the three months ended December 31, 2005 compared to the same period in 2004, our interest expense decreased to $0.015 million from $0.053 million. For the six months ended December 31, 2005 compared to the same period in 2004, our interest expense decreased to $0.050 million from $0.105 million. The decrease in interest expense was due to decreased borrowings. We anticipate continued decreased borrowings as we generate cash from operations, which should result in decreased interest expense, despite an increasing interest rate environment.

Income Taxes.    For the three months ended December 31, 2005, we recorded an income tax expense from continuing operations of $0.30 million as compared to an income tax expense from continuing operations of $0.16 million for the three months ended December 31, 2004. For the six months ended December 31, 2005, we recorded an income tax expense from continuing operations of $0.58 million as compared to an income tax expense from continuing operations of $0.30 million for the six months ended December 31, 2004. An effective tax rate of 40% was used for the three and six months ended December 31, 2005 and 41% for the three and six months ended December 31, 2004. The effective aggregate state and federal tax rate for the periods ended December 31, 2004 differed from that for the periods ended December 31, 2005 due to the impact of variable plan accounting in 2004.

Income from Continuing Operations.    For the three months ended December 31, 2005, we earned $0.45 million from continuing operations or $0.04 per share basic and diluted, as compared to the three months ended December 31, 2004, where we earned $0.24 million from continuing operations or $0.02 per share basic and diluted. For the six months ended December 31, 2005, we earned $0.88 million from continuing operations or $0.08 per share basic and diluted, as compared to the six months ended December 31, 2004, where we earned $0.42 million from continuing operations or $0.04 per share basic and diluted.

Income from Discontinued Operations.    In May 2005, we ceased and sold certain sales operations under Cadapult. Specifically, we ceased all electronic pre-press equipment sales and service operations. The results of operations for that line of business are classified as a discontinued operation.

Sales and service revenues from the discontinued operations for the three and six months ended December 31, 2004 were $0.45 million and $0.89 million, respectively. Income, net of tax from discontinued operations, for the three and six months ended December 31, 2004 was $0.033 million and $0.066 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We experienced positive cash flows from operating activities for the six months ended December 31, 2005. Cash flows from operating activities of $1.85 million resulted primarily from income from continuing operations of $0.90 million, non-cash charges of $0.66 million, an increase in accounts payable of $0.29 million, an increase in accrued expenses and other current liabilities of $0.37 million, an increase in income taxes payable of $0.31 million and an increase in deferred revenue of $0.14 million, offset by increases in accounts receivable of $0.57 million and an increase in prepaid expenses and other current assets of $0.19 million.

Accounts receivable increased over the levels at June 30, 2005 as shipments were skewed towards the end of the quarter, due to the shipment of the solid ink for the Phaser 8500/8550 and color toner cartridges for the Ricoh 3800 late in December 2005. At December 31, 2005, 94% of gross receivables were aged at less than 60 days, and approximately $0.02 million (0.7%) of gross receivables were aged at greater than 90 days.

Under the Company’s INKlusive program, a customer commits to purchase a fixed quantity of supplies from the Company, over a two or three year period. These supplies are automatically shipped to the customer on a regular basis. In exchange, and through a financing partner, the Company provides the customer with a color printer at no additional charge. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we are paid in full for the printer and the two years of supplies. The Company recognizes the revenue from the supplies as they are shipped over the term of the INKlusive agreement. Deferred revenue consists principally of billings on INKlusive contracts prior to shipping supplies to fulfill those contracts.

Cash flow generated by the INKlusive program is a function of the net number of printer placements in the program. During the three and six months ended December 31, 2005, there was an increase in the net number of printers placed in the program. This resulted in an increase in deferred revenues during those periods, and therefore contributed positively to our cash flow.

The cash we used in investing activities for the six months ended December 31, 2005 included the purchase of equipment and tooling in the amount of $0.35 million. At the end of December, we committed to an additional $0.25 million in analytical equipment purchases for our new toner lab. In addition to these expenditures, we plan additional capital expenditures of approximately $0.25 million through June 30, 2006, which we plan to finance through internal cash generation. We may rent additional equipment through operating leases, under our equipment lease line of credit.

We have a revolving line of credit which provides for maximum borrowings of $3 million. As of December 31, 2005, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006 we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the maturity date by one year to November 30, 2007. The Amendments also modified certain financial covenants, which are described below.

In March 2005, we entered into a five-year term note with our bank in the amount of $0.5 million that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. The proceeds were used to finance the leasehold improvements to our new facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

On July 27, 2005, we entered into an equipment lease line of credit with $1 million in availability with the bank. Borrowings bear interest at a rate of approximately 1% over the bank’s Prime Rate, with terms of three to seven years. The bank will hold title to the equipment leased under the line of credit. Any unutilized balance on the line of credit expires on November 30, 2006.  In December 2005, we entered into an operating lease under this line, reducing the availability under the line by $228,682. This lease requires monthly rent payments of $3,453, for 72 months.

Both the amended revolving line-of-credit and the five-year term note with the bank are subject to two amended financial covenants as follows :

(a) The Company will maintain, as of the end of each fiscal quarter, a ratio of Funded Debt to EBITDA of not more than 2.50 to 1.00, measured on a rolling four quarter basis commencing with quarter ending June 30, 2005.

(b) The Company will maintain, as of the end of each fiscal quarter, a ratio of EBITDA to Fixed Charge (“EBITDA to Fixed Charge”) of more than 1.00 to 1.00, measured on a rolling four quarter basis commencing with quarter ending June 30, 2006. (Measurement will be on a six month basis for quarter ended December 31, 2005 and a nine month basis for quarter ending March 31, 2006).

As used herein:

“CPLTD” means the scheduled payments of principal on all indebtedness for borrowed money having an original term of more than one year (including but not limited to amortization of capitalized lease obligations), as shown on the Company’s financial statements as of one year prior to the date of determination.

“EBITDA” means net income plus interest expense plus income tax expense plus depreciation plus amortization.

“EBITDA to Fixed Charge” means (i) EBITDA minus Unfunded Capital Expenditures divided by (ii) taxes actually paid plus CPLTD and interest expense.

“Funded Debt” means all borrowed debt including senior borrowed debt and subordinated debt.

“Unfunded Capital Expenditures” represents the difference between actual capital expenditures and term financing, the proceeds of which were used to purchase such capital expenditures. In effect, this represents capital expenditures which were purchased with operating cash flow.

At no time since the inception of this loan agreement has the Company been in violation of these covenants.

We believe that we will be able to fund our cash requirements for the foreseeable future through a combination of internal cash generation, the revolving line of credit and the lease line of credit.

INFLATION

We have been subject to several significant increases in raw materials costs over the last 18 months, primarily resulting from increases in energy costs. We have embarked on a program to improve our procurement of raw materials and to optimize our processes to increase our manufacturing yields. Through these efforts we have been able to offset the increases in raw material costs. We believe we will be able to offset any near-term inflation in operating costs through increased productivity.

SEASONALITY

While we do not experience any significant quarter to quarter seasonality, we do experience some seasonality within certain quarters.

FORWARD LOOKING STATEMENTS

The foregoing management discussion and analysis contains forward-looking statements and information that are based on our management’s beliefs, as well as assumptions made by, and information currently available to our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including our continuing ability to obtain additional financing, dependence on contracts with suppliers, competitive pricing for our products, demand for our products which depends upon the condition of the computer industry, and the effects of increased indebtedness as a result of our business acquisitions. Except for the historical information contained herein, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from our management’s current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

There have not been any changes, except as described below, in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the three months ended December 31, 2005, the Company continued its search for a Chief Financial Officer. In addition, the Company added certain personnel and additional procedures and controls in purchasing, inventory management and finance. The Company is committed to the continued improvement of its control systems and reporting procedures.

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

The Company has recently commenced its effort to address compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a non-accelerated filer with a fiscal year end of June 30, the Company must first begin to comply with the requirements of Section 404 for the fiscal year ending June 30, 2008. During the periods through June 30, 2008, we will review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company voted on four items at the Annual Meeting of Shareholders held on January 19, 2006:

1.	the election of seven directors to serve until the next annual meeting and until their successors have been duly elected and qualified;
2.	ratification of a proposal to amend the Company’s 1998 Incentive Plan to increase the number of shares of common stock reserved for issuance from 500,000 to 1,000,000;
3.	the ratification of the issuances of employment-issued stock options for 200,000 shares of common stock; and
4.	the ratification of the selection of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2006.

The total shares voted at the meeting was 7,565,515. The nominees for directors were elected based upon the following votes:

                                                                Withheld
                                                    For         Authority
                                                 ---------      ---------
            1.   Election of directors
                 Michael W. Levin                7,563,015         2,500
                 Frances Blanco                  7,459,815       105,700
                 Paul C. Baker                   7,562,615         2,900
                 Edwin Ruzinsky                  7,562,615         2,900
                 Donald Gunn                     7,459,815       105,700
                 Henry Royer                     7,562,615         2,900
                 Alan Bazaar                     7,563,015         2,500

The voting results on the other proposals were:

                                                                     For       Against    Abstentions     Non-Votes
                                                                  ---------   ---------   -----------     ---------

            2.   Ratification of amendment to 1998 Incentive      4,563,347     128,966           895     2,872,307
                 Plan
            3.   Ratification of stock option issuances           4,608,426      83,650         1,132     2,872,307
            4.   Ratification of independent registered           7,559,220       5,800           495             0
                 public accounting firm

ITEM 5. OTHER INFORMATION

We have a revolving line of credit which provides for maximum borrowings of $3 million. On January 23, 2006 we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the maturity date by one year to November 30, 2007. The Amendments also modified certain financial covenants, which are described below.

Both the amended revolving line-of-credit and the five-year term note with the bank entered in March 2005 are subject to two amended financial covenants as follows :

(a) The Company will maintain, as of the end of each fiscal quarter, a ratio of Funded Debt to EBITDA of not more than 2.50 to 1.00, measured on a rolling four quarter basis commencing with quarter ending June 30, 2005.

(b) The Company will maintain, as of the end of each fiscal quarter, a ratio of EBITDA to Fixed Charge (“EBITDA to Fixed Charge”) of more than 1.00 to 1.00, measured on a rolling four quarter basis commencing with quarter ending June 30, 2006. (Measurement will be on a six month basis for quarter ended December 31, 2005 and a nine month basis for quarter ending March 31, 2006).

As used herein:

“CPLTD” means the scheduled payments of principal on all indebtedness for borrowed money having an original term of more than one year (including but not limited to amortization of capitalized lease obligations), as shown on the Company’s financial statements as of one year prior to the date of determination.

“EBITDA” means net income plus interest expense plus income tax expense plus depreciation plus amortization.

“EBITDA to Fixed Charge” means (i) EBITDA minus Unfunded Capital Expenditures divided by (ii) taxes actually paid plus CPLTD and interest expense.

“EBITDA “Funded Debt” means all borrowed debt including senior borrowed debt and subordinated debt.

“Unfunded Capital Expenditures” represents the difference between actual capital expenditures and term financing, the proceeds of which were used to purchase such capital expenditures. In effect, this represents capital expenditures which were purchased with operating cash flow.

On February 7, 2006, the Board of Directors voted to cancel 54,577 shares of treasury stock. This action reduces the number of shares outstanding by 54,577 and has no impact on total shareholders’ equity. The treasury stock was cancelled and returned to unissued status

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number Exhibit 10.1* Exhibit 10.2* Exhibit 10.3* Exhibit 11* Exhibit 31.1* Exhibit 31.2* Exhibit 32.1* Exhibit 32.2* _____ * Filed herewith.	Description of Exhibit

Amendment to Loan Documents, dated as of January 23, 2006
Amended and Restated Committed Line of Credit Note, dated January 23, 2006
Guaranty and Suretyship Agreement, dated January 23, 2006
Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I — Financial Information,
Item 1 – Financial Statements, contained in this Form 10-QSB.
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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: February 9, 2006	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: February 9, 2006	By: /s/ Denise Hawkins Denise Hawkins Vice President and Controller (Principal Financial Officer)