Form 10QSB/A
period 2005-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2006-02-09
CIK 1024022

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

INTRODUCTORY NOTE

This report on Form 10-QSB/A (the “Amendment”) corrects an error that appeared in our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005, filed on February 9, 2006. On page 5 of this Amendment, the row heading for the last line item in the Condensed Consolidated Statements of Changes in Shareholders’ Equity has been corrected to read “BALANCES, DECEMBER 31, 2005.”

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

                                         Common Stock            Additional                                    Total
                                    -------------------------     Paid-in      Treasury      Accumulated    Shareholders'
                                      Shares        Amount        Capital        Stock         Deficit         Equity
                                    -----------   -----------   -----------   -----------    -----------    -------------

BALANCES, JUNE 30, 2005              10,953,606   $    10,954   $ 9,753,405   $  (112,913)   $(1,869,486)   $   7,781,960

   Issuance of common stock for
       exercise of stock warrants        25,000            25        24,975          --             --             25,000
   Issuance of common stock for
        exercise of stock options        15,000            15         7,735          --             --              7,750

   Net income                              --            --            --            --          877,265          877,265
                                    -----------   -----------   -----------   -----------    -----------    -------------
BALANCES, DECEMBER 31, 2005          10,993,606   $    10,994   $ 9,786,115   $  (112,913)   $  (992,221)   $   8,691,975
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