Form 10QSB
period 2006-03-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2006-05-15
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2006, the issuer had 11,114,529 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      March 31,        June 30,
                                     ASSETS                              2006       2005 (Restated)
                                                                     (Unaudited)       (Note 1)
                                                                     ------------    ------------

CURRENT ASSETS :
    Cash                                                             $  1,070,575    $    611,016
    Accounts receivable, less allowance for doubtful accounts
       of $50,000 at March, $35,000 at June                             2,329,076       2,175,512
    Inventories                                                         4,138,113       3,196,323
    Deferred tax assets                                                   582,778         959,910
    Prepaid expenses and other current assets                             422,121         308,822
                                                                     ------------    ------------
        Total Current Assets                                            8,542,663       7,251,583

PROPERTY AND EQUIPMENT, NET                                             2,541,899       2,058,251

OTHER ASSETS:
    Goodwill and other intangible assets, net                           3,584,231       3,584,231
    Other assets                                                           78,201          63,911
                                                                     ------------    ------------
                                                                        3,662,432       3,648,142

                                                                     ------------    ------------
TOTAL ASSETS                                                         $ 14,746,994    $ 12,957,976
                                                                     ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank line of credit                                              $       --      $  1,620,233
    Bank term loan                                                        150,000         100,000
    Accounts payable                                                    1,542,408       1,254,921
    Accrued compensation and benefits                                     535,996         128,413
    Other accrued expenses and current liabilities                        353,568          14,019
    Income taxes payable                                                  362,500             295
    Accrued product warranty                                              256,060         291,733
    Deferred revenue                                                      699,179         526,853
                                                                     ------------    ------------
        Total Current Liabilities                                       3,899,711       3,936,467

OTHER LIABILITIES :
    Bank term loan, less current maturities                               500,000         375,000
    Deferred rent liability                                               311,946         341,988
    Deferred revenue, less current portion                                430,658         280,418
    Deferred tax liabilities                                              443,556         404,099
                                                                     ------------    ------------
        Total Other Liabilities                                         1,686,160       1,401,505
                                                                     ------------    ------------

TOTAL LIABILITIES                                                       5,585,871       5,337,972
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value
       Authorized 1,000,000 shares; none issued                              --              --
    Common Stock, $.001 par value
       Authorized 20,000,000 shares;
       issued 11,067,029 shares in March,
       10,953,606 shares in June                                           11,067          10,954
    Additional paid-in capital                                          9,802,729       9,753,405
    Cost of common stock in treasury, none in March,
       54,577 shares in June                                                 --          (112,913)
    Accumulated deficit                                                  (652,673)     (2,031,442)
                                                                     ------------    ------------
        Total shareholders' equity                                      9,161,123       7,620,004
                                                                     ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 14,746,994    $ 12,957,976
                                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                            Three Months Ended              Nine Months Ended
                                                                 March 31,                       March 31,
                                                           2006            2005            2006           2005
                                                       ------------    ------------    ------------   ------------

NET SALES                                              $  5,371,581    $  4,070,179    $ 15,247,732   $ 13,140,444

COST OF GOODS SOLD:
    Cost of goods sold, excluding depreciation
        and amortization                                  2,182,348       1,981,371       6,260,166      6,514,070
    Depreciation and amortization                           128,979          66,629         380,747        200,845
                                                       ------------    ------------    ------------   ------------
        Total cost of goods sold                          2,311,327       2,048,000       6,640,913      6,714,915

                                                       ------------    ------------    ------------   ------------
GROSS PROFIT                                              3,060,254       2,022,179       8,606,819      6,425,529

OTHER COSTS AND EXPENSES:
    Selling, general and administrative, excluding
       depreciation and amortization, loss from
       sublease and moving expense,
       and impact of variable plan accounting             2,162,035       1,818,132       6,091,139      5,221,622
    Depreciation and amortization                            58,096          71,880         163,472        197,550
    Loss from sublease and moving expenses                     --           528,050            --          528,050
    Impact of variable plan accounting                         --           192,321            --          238,956
                                                       ------------    ------------    ------------   ------------
        Total other costs and expenses                    2,220,131       2,610,383       6,254,611      6,186,178

                                                       ------------    ------------    ------------   ------------
INCOME (LOSS) FROM OPERATIONS                               840,123        (588,204)      2,352,208        239,351

Interest expense, net                                         4,283          44,533          54,259        149,918
                                                       ------------    ------------    ------------   ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES                                                835,840        (632,737)      2,297,949         89,433
Provision (benefit) for income taxes                        334,336        (176,168)        919,180        121,714
                                                       ------------    ------------    ------------   ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                    501,504        (456,569)      1,378,769        (32,281)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                     --           (82,740)           --           29,161
Provision (benefit) for income taxes                           --           (27,783)           --           18,180
                                                       ------------    ------------    ------------   ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                     --           (54,957)           --           10,981
                                                       ------------    ------------    ------------   ------------

NET INCOME (LOSS)                                      $    501,504    $   (511,526)   $  1,378,769   $    (21,300)
                                                       ============    ============    ============   ============

BASIC EARNINGS (LOSS) PER SHARE
    Income (loss) from continuing operations           $       0.05    $      (0.04)   $       0.13   $      (0.00)
    Income (loss) from discontinued operations         $       --      $      (0.01)   $       --     $       0.00
                                                       ------------    ------------    ------------   ------------
    Net Income (loss)                                  $       0.05    $      (0.05)   $       0.13   $      (0.00)
                                                       ============    ============    ============   ============

DILUTED EARNINGS (LOSS) PER SHARE
    Income (loss) from continuing operations           $       0.04    $      (0.04)   $       0.12   $      (0.00)
    Income (loss) from discontinued operations         $       --      $      (0.01)   $       --     $       0.00
                                                       ------------    ------------    ------------   ------------
    Net Income (loss)                                  $       0.04    $      (0.05)   $       0.12   $      (0.00)
                                                       ============    ============    ============   ============

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET
EARNINGS (LOSS) PER SHARE
    Basic                                                11,002,426      10,288,450      10,983,361     10,046,760
    Diluted                                              11,635,422      10,288,450      11,481,475     10,046,760

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

                                              Common Stock            Additional                                    Total
                                         -------------------------     Paid-in      Treasury      Accumulated    Shareholders'
                                           Shares        Amount        Capital        Stock         Deficit         Equity
                                         -----------   -----------   -----------   -----------    -----------    -------------

BALANCES, JUNE 30, 2005                   10,953,606   $    10,954   $ 9,753,405   $  (112,913)   $(1,869,486)   $   7,781,960
                                         -----------   -----------   -----------   -----------    -----------    -------------
   Cumulative net increase in
      net loss - pre-2004                       --            --            --            --         (161,956)        (161,956)
                                         -----------   -----------   -----------   -----------    -----------    -------------
BALANCES, JUNE 30, 2005 (Restated)        10,953,606   $    10,954   $ 9,753,405   $  (112,913)   $(2,031,442)   $   7,620,004

   Issuance of common stock for
       exercise of stock warrants            150,000           150       149,850          --             --            150,000
   Issuance of common stock for
        exercise of stock options             18,000            18        12,332          --             --             12,350
   Cancellation of shares held in
    treasury and returned to unissued
    status                                   (54,577)          (55)     (112,858)      112,913           --               --
   Net income                                  --             --            --            --        1,378,769        1,378,769
                                         -----------   -----------   -----------   -----------    -----------    -------------
BALANCES, MARCH 31, 2006                  11,067,029   $    11,067   $ 9,802,729   $      --      $  (652,673)   $   9,161,123
                                         ===========   ===========   ===========   ===========    ===========    =============

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                          2006           2005
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Income (loss) from continuing operations                           $ 1,378,769    $   (32,281)
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
         Depreciation and amortization                                     544,219        398,395
         Deferred income taxes                                             416,589       (238,013)
         Provision for bad debts                                            26,729          2,969
         Impact of variable plan accounting                                   --          238,956
         Cash provided by discontinued operations                             --           10,981
         Non-cash compensation expense                                      56,934           --
         Changes in operating assets and liabilities :
             Accounts receivable                                          (180,293)      (931,662)
             Insurance claim receivable                                       --          500,000
             Receivable from landlord                                         --          200,000
             Inventories                                                  (941,790)      (231,824)
             Prepaid expenses and other current assets                    (113,299)        33,646
             Other assets                                                  (14,290)       (21,758)
             Accounts payable                                              287,487       (869,311)
             Accrued compensation and benefits                             407,583          4,483
             Other accrued expenses and current liabilities                303,876         10,100
             Income taxes payable                                          362,205        294,490
             Deferred rent liability                                       (30,042)       208,182
             Deferred revenue                                              322,566        605,368
                                                                       -----------    -----------
                 Net cash provided by operating activities               2,827,243        182,721
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                 (1,084,801)    (1,327,064)
                                                                       -----------    -----------
                 Net cash used in investing activities                  (1,084,801)    (1,327,064)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank line of credit, net                                            (1,620,233)      (871,054)
    Proceeds from bank term loan, net of repayments                        175,000        500,000
    Payments of other short-term debt                                         --          (31,749)
    Proceeds from issuance of common stock                                 162,350      1,575,654
                                                                       -----------    -----------
                 Net cash provided by (used in) financing activities    (1,282,883)     1,172,851
                                                                       -----------    -----------

NET INCREASE IN CASH                                                       459,559         28,508

CASH, BEGINNING OF PERIOD                                                  611,016        666,116
                                                                       -----------    -----------

CASH, END OF PERIOD                                                    $ 1,070,575    $   694,624
                                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                      $    53,514    $   149,651
    Income taxes paid                                                  $    58,073    $    52,775

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim consolidated financial statements are of a normal recurring nature. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2005. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain prior fiscal year balances were reclassified to conform to the current year presentation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, long-lived assets, warranty reserves, income taxes and contingencies. These estimates are based on historical facts and various other assumptions that we believe are reasonable.

NOTE 1A – RESTATEMENT :

As a result of new processes and controls implemented during the quarter over tax compliance and tax accounting, the Company identified errors in previously filed tax returns, for which amended returns will be filed. These errors also contributed to errors in the Company’s tax accounting for the year ended June 30, 2003 and prior years. For these periods, the Company’s tax expense was understated by $161,956.

These errors had no effect on the Company’s results of operations or cash flows for the current quarter, prior quarters in this fiscal year, or comparative periods presented for the prior fiscal year. The cumulative effect of these errors overstated the Company’s deferred tax assets by $243,974, taxes payable by $82,018, and retained earnings by $161,956 on prior balance sheets presented this year and for the years ended June 30, 2005 and 2004 in our Form 10-KSB for the year ended June 30, 2005. The affected balances have been restated in the comparative balance sheet included in this Form 10-QSB. The Company will be filing amended Form 10-QSBs for its first and second fiscal quarters ended September 30 and December 31, 2005 and an amended Form 10-KSB for the year ended June 30, 2005 to reflect the restatement. Investors should look to the revised financial information regarding the restatement in this Form 10-QSB, until the above amendments are filed.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1A – RESTATEMENT (CONTINUED) :

The following table reflects the effects of the errors on previously issued financial statements:

                              1Q & 2Q 2006          2005             2004         2003 & Prior
--------------------------   ---------------   ---------------   -------------   --------------
Income tax expense           no effect         no effect         no effect       $161,956
                                                                                 understatement
--------------------------   ---------------   ---------------   -------------   --------------
Net income                   no effect         no effect         no effect       $161,956
                                                                                 overstatement
--------------------------   ---------------   ---------------   -------------   --------------
Cash flows from operations   no effect         no effect         no effect       no effect
--------------------------   ---------------   ---------------   -------------   --------------

Ending Balance Sheet
 - Deferred tax assets       $243,974          $243,974          $243,974        $243,974
                             overstatement     overstatement     overstatement   overstatement
 - Income taxes payable *    $82,018           $82,018           $82,018         $82,018
                             overstatement *   overstatement *   overstatement   overstatement
 - Retained earnings         $161,956          $161,956          $161,956        $161,956
                             overstatement     overstatement     overstatement   overstatement
--------------------------   ---------------   ---------------   -------------   --------------

* In the June 30, 2005 and September 30, 2005 balance sheets, Taxes payable was overstated and/or Prepaid taxes, included in the “Prepaid expenses and other current assets” caption, was understated by the aggregate $82,018 error. In all other periods presented in this table, the Company had an Income taxes payable liability, which was overstated as shown.

The following table reflects the effects of the restatement on the Company’s accumulated deficit and total shareholders’ equity:

                                              Common Stock            Additional                                    Total
                                         -------------------------     Paid-in      Treasury      Accumulated    Shareholders'
                                           Shares        Amount        Capital        Stock         Deficit         Equity
                                         -----------   -----------   -----------   -----------    -----------    -------------
BALANCES, JUNE 30, 2005                  10,953,606    $    10,954   $ 9,753,405   $  (112,913)   $(1,869,486)   $   7,781,960
   Cumulative net increase in
      net loss - pre-2004                      --             --              --          --         (161,956)        (161,956)
                                         -----------   -----------   -----------   -----------    -----------    -------------
BALANCES, JUNE 30, 2005 (Restated)        10,953,606   $    10,954   $ 9,753,405   $  (112,913)   $(2,031,442)   $   7,620,004
                                         ===========   ===========   ===========   ===========    ===========    =============

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCK-BASED COMPENSATION AND RELATED PRO FORMA DISCLOSURES :

The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) permits the Company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under SFAS 123, but requires pro forma net income (loss) and income (loss) per share disclosures as well as various other disclosures. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its quarter ending September 30, 2006. The Company has also adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Under APB 25, because the exercise price of all of the Company’s stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized at the time the options were granted.

Prior to May 10, 2005, certain stock options permitted cashless exercise and were accounted for pursuant to variable plan accounting treatment. Under variable plan accounting treatment, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. For the three months ended March 31, 2006 there was no non-cash compensation expense or benefit and for the three months ended March 31, 2005, we recognized non-cash compensation expense of $205,601 including a $13,280 non-cash compensation expense which was included in the loss from discontinued operations. For the nine months ended March 31, 2006 there was no non-cash compensation expense or benefit and for the nine months ended March 31, 2005, non-cash compensation expense was $255,244, of which $16,288 was included in the income from discontinued operations.

On May 10, 2005, our Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options were no longer subject to variable plan accounting treatment after the fiscal year ended June 30, 2005.

Pro forma information regarding net income (loss) and income (loss) per common share is required by SFAS 123 and SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements.

The fair values of options granted in the three and nine months ended March 31, 2006 and 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively:

                                                           Three and Nine Months Ended
                                                                    March 31,
                                                             2006               2005
                                                           --------           --------
Risk-free interest rate                                       4.72%             4-4.5%
Dividend yield                                                 0.0%               0.0%
Expected common stock market price volatility factor         50-75%              9-15%
Average expected life of stock options                      9 years           10 years

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCK-BASED COMPENSATION AND RELATED PRO FORMA DISCLOSURES
                   (CONTINUED) :

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

                                                           Three Months Ended         Nine Months Ended
                                                               March 31,                  March 31,
                                                          2006         2005          2006           2005
                                                        ---------    ---------    -----------    ---------
Net income (loss) as reported                           $ 501,504    $(511,526)   $ 1,378,769    $ (21,300)

Impact of variable plan accounting, net of related
    tax effects                                              --        159,001           --        199,004

Stock-based employee compensation expense
    under fair value method, net of related
    tax effects                                            (7,157)     (14,126)       (30,269)     (53,627)
                                                        ---------    ---------    -----------    ---------
Pro forma net income (loss)                             $ 494,347    $(366,651)   $ 1,348,500    $ 124,077
                                                        =========    =========    ===========    =========
Net income (loss) per common share:
        Basic, as reported                                  $0.05       $(0.05)         $0.13       $(0.00)
             Diluted, as reported                           $0.04       $(0.05)         $0.12       $(0.00)
        Basic and diluted, pro forma                        $0.04       $(0.04)         $0.12       $ 0.01

NOTE 4 – INVENTORIES :

Inventories are summarized as follows:

                                                        March 31,     June 30,
                                                          2006         2005
                                                       ----------   ----------
Raw materials                                          $1,589,939   $1,040,390
Finished goods                                          2,548,174    2,155,933
                                                       ----------   ----------
                                                       $4,138,113   $3,196,323
                                                       ==========   ==========

NOTE 5 – DEBT :

The Company’s borrowings consisted of the following:

                                                        March 31,     June 30,
                                                          2006         2005
                                                       ----------   ----------

Short-term debt:
  Revolving line-of-credit with bank                   $     --     $1,620,233
  Current maturities of note payable to bank              150,000      100,000
                                                       ----------   ----------
                                                       $  150,000   $1,720,233
                                                       ==========   ==========
Long-term debt:
   Note payable to bank, less current maturities       $  500,000   $  375,000
                                                       ==========   ==========

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DEBT (CONTINUED) :

We have a revolving line of credit which provides for maximum borrowings of $3 million. As of March 31, 2006, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006, we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the maturity date by one year to November 30, 2007. The Amendments also modified certain financial covenants, which are described below.

On March 17, 2006, we entered into a five-year term note with our bank in the amount of $0.25 million that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal of $4,167. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

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

In March 2005, we entered into a five-year term note with our bank in the amount of $0.5 million that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At March 31, 2006, this note had a remaining principal balance of $0.4 million. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the amended revolving line-of-credit and the five-year term notes with the bank are subject to two amended financial covenants as follows :

(a) The Company will maintain, as of the end of each fiscal quarter, a ratio of Funded Debt to EBITDA of not more than 2.50 to 1.00, measured on a rolling four quarter basis commencing with quarter ending June 30, 2005.

(b) The Company will maintain, as of the end of each fiscal quarter, a ratio of EBITDA to Fixed Charge (“EBITDA to Fixed Charge”) of more than 1.00 to 1.00, measured on a rolling four quarter basis commencing with quarter ending June 30, 2006. (Measurement will be on a six month basis for quarter ended March 31, 2006 and a nine month basis for quarter ending March 31, 2006).

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

NOTE 6 – EARNINGS (LOSS) PER SHARE :

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of the basic and diluted earnings (loss) per common share from continuing operations, discontinued operations, and net income (loss):

                                                    Three Months Ended              Nine Months Ended
                                                         March 31,                      March 31,
                                                    2006           2005            2006           2005
                                                ------------   ------------    ------------   ------------
Numerator for basic and diluted:
    Income (loss) from continuing operations    $    501,504   $   (456,569)   $  1,378,769   $    (32,281)
    Income (loss) from discontinued operations          --          (54,957)           --           10,981
                                                ------------   ------------    ------------   ------------
    Net Income (loss)                           $    501,504   $   (511,526)   $  1,378,769   $    (21,300)
                                                ============   ============    ============   ============

Denominator :
    Denominator for basic earnings (loss) per
      common share -  weighted average shares     11,002,426     10,288,450      10,983,361     10,046,760
    Effect of dilutive securities - stock
      options and warrants                           632,996           --           498,114           --
                                                ------------   ------------    ------------   ------------
    Denominator for diluted earnings (loss)
      per common share - adjusted weighted
      average shares and assumed conversions      11,635,422     10,288,450      11,481,475     10,046,760
                                                ============   ============    ============   ============

Basic earnings (loss) per share
    Income (loss) from continuing operations    $       0.05   $      (0.04)   $      0.13    $      (0.00)
    Income (loss) from discontinued operations  $       --     $      (0.01)   $      --      $       0.00
                                                ------------   ------------    ------------   ------------
    Net Income (loss)                           $       0.05   $      (0.05)   $      0.13    $      (0.00)
                                                ============   ============    ============   ============

Diluted earnings (loss) per share
    Income (loss) from continuing operations    $       0.04   $      (0.04)   $       0.12   $      (0.00)
    Income (loss) from discontinued operations  $       --     $      (0.01)   $       --     $       0.00
                                                ------------   ------------    ------------   ------------
    Net Income (loss)                           $       0.04   $      (0.05)   $       0.12   $      (0.00)
                                                ============   ============    ============   ============

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EARNINGS (LOSS) PER SHARE (CONTINUED) :

The following warrants and options to purchase common stock were excluded from the computation of diluted income (loss) per common share from continuing operations and net income per common share for the three and nine months ended March 31, 2006 and 2005 because they were anti-dilutive for those periods:

                                                    Three Months Ended              Nine Months Ended
                                                         March 31,                      March 31,
                                                    2006           2005            2006           2005
                                                ------------   ------------    ------------   ------------
Anti-dilutive warrants and options                    41,200      1,248,641          97,200      1,248,641

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

Changes in accrued product warranty for the three and nine months ended March 31, 2006 and 2005 are as follows:

                                                        Three Months Ended              Nine Months Ended
                                                             March 31,                      March 31,
                                                        2006           2005            2006           2005
                                                    ------------   ------------    ------------   ------------
Warranty reserve at the beginning of the period     $    275,268   $    339,382    $    291,733   $    340,592

        Warranties accrued during the period             200,321        272,686         696,833        848,159
        Warranties settled during the period            (219,529)      (296,357)       (732,506)      (873,040)
                                                    ------------   ------------    ------------   ------------
Net change in warranty reserve                           (19,208)       (23,671)        (35,673)       (24,881)

Warranty reserve at March 31,                       $    256,060   $    315,711    $    256,060   $    315,711
                                                    ============   ============    ============   ============

NOTE 8 – ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES :

Engineering and product development costs, which consist of salaries and related benefit costs of our technical staff, as well as product development costs, including conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. For the three months ended March 31, 2006 and 2005, engineering and product development costs were approximately $0.19 million and $0.15 million, respectively. For the nine months ended March 31, 2006 and 2005, engineering and product development costs were approximately $0.54 million and $0.37 million, respectively.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ADVERTISING EXPENSES :

The Company accounts for advertising costs in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expenses are deferred until first use of the advertising. Deferred advertising costs at March 31, 2006 and 2005 totaled approximately $0.01 million and $0.05 million, respectively. Advertising expense for the three months ended March 31, 2006 and 2005 amounted to approximately $0.17 million and $0.24 million, respectively. Advertising expense for the nine months ended March 31, 2006 and 2005 amounted to approximately $0.58 million and $0.69 million, respectively.

NOTE 10 – DISCONTINUED OPERATIONS :

In a prior year (May 2005), a decision was made to cease certain sales and service operations under Cadapult. Specifically, the Company ceased all electronic pre-press sales and service operations and the service operations were sold on May 7, 2005. Accordingly, the results of operations of the electronic pre-press sales and service operations have been reclassified and are included in discontinued operations for the three and nine months ended March 31, 2005. Sales and service revenues from the discontinued operations for the three and nine months ended March 31, 2005 were $0.26 and $1.15 million, respectively. The pre-tax income (loss) from discontinued operations for the three and nine months ended March 31, 2005 was $(0.08) and $0.03 million, respectively.

Cadapult continues to sell Media Sciences supplies and the INKlusive free color printer program to end users. Since this is essentially the same business as the rest of the Company’s continuing operations, and as a result of the presentation of Cadapult’s electronic pre-press sales and service operations as discontinued operations, segment information is no longer presented.

NOTE 11 – RELATED PARTY TRANSACTION :

In the nine months ended March 31, 2006, pursuant to the employment contract with the Company’s Chief Executive Officer, dated July 1, 2003, the Company incurred a non-cash compensation expense of $56,934.

NOTE 12 – CANCELLATION OF TREASURY SHARES :

On February 7, 2006, the Board of Directors voted to cancel 54,577 shares of treasury stock. This action reduced the number of shares outstanding by 54,577 and had no impact on total shareholders’ equity. The treasury stock was cancelled and returned to unissued status.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Our disclosure and analysis in this report contain forward-looking information, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about our financial results and estimates, business prospects and products in development that involve substantial risks and uncertainties. You can identify these statements by the fact that they do not relate strictly to historic or current facts. These forward-looking statements use terms such as “believes,” “expects,” “may”, “will,” “should,” “anticipates,” “estimate,” “project,” “plan,” or “forecast” or other words of similar meaning relating to future operating or financial performance or by discussions of strategy that involve risks and uncertainties.   From time to time, we also may make oral or written forward-looking statements in other materials we release to the public.  These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including, but not limited to, our continuing ability to obtain additional financing, dependence on contracts with suppliers and major customers, competitive pricing for our products, demand for our products, changing technology, our introduction of new products, industry conditions, anticipated future revenues and results of operations, retention of key officers, management or employees, prospective business ventures or combinations and their potential effects on our business.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005

Sales.     Our consolidated sales from continuing operations for the three months ended March 31, 2006 compared to the same period in 2005, increased approximately 32% to $5.4 million from $4.1 million. Sales of solid ink sticks increased approximately 23%, while sales of color toner cartridges increased by approximately 68%. Our consolidated sales from continuing operations for the nine months ended March 31, 2006 compared to the same period in 2005, increased approximately 16% to $15.2 million from $13.1 million. Sales of solid ink sticks increased approximately 14%, while sales of color toner cartridges increased by approximately 36%. Direct sales of supplies through our Cadapult subsidiary for the three and nine months ended March 31, 2006 decreased by approximately 22% and 42%, respectively, as we focused on building our sales through our distribution channels.

In late September 2005, we started shipping color toner cartridges for the Oki 5000 series of color printers. In late December 2005, we started shipping solid ink sticks for the new Xerox Phaser 8500 and 8550, and color toner cartridges for the Ricoh 3800 and related engines. In mid-March 2006, we started shipping universal, high capacity cartridges for use in Xerox Phaser 7300, Oki 9300 and 9500, and Konica 7830 office color printers. In early April 2006, we started shipping high capacity cartridges for use in Xerox Phaser 6250, Konica Minolta magicolor 3300, Epson AcuLaser C4100 and Brother HL-4200CN office color printers, the first independently manufactured, new-build, office color toner cartridges featuring chip technology. As a result of these new products and current sales trends of existing products, we expect the growth of color toner cartridge sales to continue to outpace the growth of our solid inks for the remainder of fiscal 2006.

Gross Profit.    The consolidated gross profit for the three months ended March 31, 2006 was $3.1 million, or approximately 57% of sales, as compared to $2.0 million, or approximately 50% of sales, for the three months ended March 31, 2005. The consolidated gross profit for the nine months ended March 31, 2006 was $8.6 million, or approximately 56% of sales, as compared to $6.4 million, or approximately 49% of sales, for the nine months ended March 31, 2005. We benefited from margin expansion in both our solid ink and color toner cartridge lines. Our solid ink margins increased due to manufacturing efficiencies, which more than offset certain increases in our raw material costs. Our color toner cartridge margins expanded significantly due to the mix of products making up our color toner cartridge sales. While our margins can and do vary due to sales product mix, we believe that they will remain fairly consistent with our current results throughout the remainder of fiscal 2006.

Selling, General and Administrative.    Consolidated selling, general and administrative expenses for the three months ended March 31, 2006 increased to $2.2 million, or 40% of sales, from $1.8 million, or 45% of sales, exclusive of non-recurring charges, for the three months ended March 31, 2005. Consolidated selling, general and administrative expenses for the nine months ended March 31, 2006 increased to $6.1 million, or 40% of sales, from $5.2 million, or 40% of sales, exclusive of non-recurring charges, for the nine months ended March 31, 2005. These increases are attributed to additional compensation and benefits expense and research and development expense, partially offset by decreased warranty expense. For the three and nine months ended March 31, 2005, non-cash compensation expenses of $0.19 million and $0.24 million, respectively, were incurred to reflect the impact of variable plan accounting treatment. These have been shown as a separate line item on our income statement. Since our stock options are no longer subject to variable plan accounting treatment, we do not anticipate further non-cash compensation charges until our adoption of SFAS 123(R). While we intend to increase expenditures in advertising, marketing, research and development and general payroll costs, we expect our selling, general and administrative expenses to remain relatively consistent as a percentage of sales.

For comparability, the non-recurring costs of moving the Company’s operations and an impairment charge associated with vacating and subleasing the prior facility were excluded from the above analysis for the three and nine months ended March 31, 2005. These non-recurring charges, shown as separate line items, were approximately $0.53 million for both the three and nine month periods ended March 31, 2005.

Depreciation and Amortization.    For the three months ended March 31, 2006 compared to the same period in 2005, our depreciation and amortization expense increased to $0.19 million, of which $0.13 million was included in cost of goods sold, from $0.14 million, of which $0.07 million was included in cost of goods sold. For the nine months ended March 31, 2006 compared to the same period in 2005, our depreciation and amortization expense increased to $0.54 million, of which $0.38 million was included in cost of goods sold, from $0.40 million, of which $0.20 million was included in cost of goods sold. The year-over-year increase in depreciation and amortization was primarily due to leasehold improvements related to our new facility, additions to our manufacturing equipment, and placing in service capitalized tool and die costs associated with the launch of new color toner cartridge models, discussed above in Sales. There was no amortization expense associated with intangibles for the three or nine months ended March 31, 2006. For the three and nine months ended March 31, 2005, amortization of intangibles was $1,062 and $4,750, respectively.

Interest Expense, Net.    For the three months ended March 31, 2006 compared to the same period in 2005, our net interest expense decreased to $0.004 million from $0.045 million. For the nine months ended March 31, 2006 compared to the same period in 2005, our net interest expense decreased to $0.054 million from $0.150 million. The year-over-year decrease in net interest expense was due to year-over-year retirement of debt funded by cash flows generated from operations.

Income Taxes.     For the three months ended March 31, 2006, we recorded an income tax expense from continuing operations of $0.33 million as compared to an income tax benefit from continuing operations of $0.18 million for the three months ended March 31, 2005. For the nine months ended March 31, 2006, we recorded an income tax expense from continuing operations of $0.92 million as compared to an income tax expense from continuing operations of $0.12 million for the nine months ended March 31, 2005. An effective tax rate of 40% was used for the three and nine months ended March 31, 2006, and 28% and 118% was used for the three and nine months ended March 31, 2005, respectively. The effective aggregate state and federal tax rate for the periods ended March 31, 2005 differed from that for the periods ended March 31, 2006 due primarily to the impact of variable plan accounting in 2005.

Income (Loss) from Continuing Operations.    For the three months ended March 31, 2006, we earned $0.5 million from continuing operations, or $0.05 per share basic and $0.04 per share diluted, as compared to the three months ended March 31, 2005, where we incurred a loss of $0.5 million from continuing operations, or $(0.04) per share basic and diluted. For the nine months ended March 31, 2006, we earned $1.4 million from continuing operations, or $0.13 per share basic and $0.12 per share diluted, as compared to the nine months ended March 31, 2005, where we incurred a loss of $0.03 million, or $0.00 per share basic and diluted.

Income (Loss) from Discontinued Operations.    In May 2005, we ceased and sold certain sales operations under Cadapult. Specifically, we ceased all electronic pre-press equipment sales and service operations. The results of operations for that line of business are classified as a discontinued operation.

Sales and service revenues from the discontinued operations for the three and nine months ended March 31, 2005 were $0.26 million and $1.15 million, respectively. Income (loss), net of tax from discontinued operations, for the three and nine months ended March 31, 2005 was $(0.055) million and $0.011 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We experienced positive cash flows from operating activities for the nine months ended March 31, 2006. Cash flows from operating activities of $2.8 million resulted primarily from income from continuing operations of $1.4 million, non-cash charges of $1.0 million, an increase in accounts payable of $0.29 million, an increase in accrued expenses and other liabilities (including compensation and benefits) of $0.71 million, an increase in income taxes payable of $0.36 million, and an increase in deferred revenue of $0.32 million, offset by increases in accounts receivable of $0.18 million, inventories of $0.94 million, and an increase in prepaid expenses and other current assets of $0.11 million.

Accounts receivable increased over the levels at June 30, 2005 due to the noted increase in year-over-year sales. At March 31, 2006, 98% of gross receivables were aged at less than 60 days, and approximately $0.06 million (2%) of gross receivables were aged at greater than 90 days.

Under the Company’s INKlusive program, a customer commits to purchase a fixed quantity of supplies from the Company over a two or three year period. These supplies are automatically shipped to the customer on a regular basis. In exchange, and through a financing partner, the Company provides the customer with a color printer at no additional charge. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we are paid in full for the printer and the two or three years of supplies. The Company recognizes the revenue from the supplies as they are shipped over the term of the INKlusive agreement. Deferred revenue consists principally of billings on INKlusive contracts prior to shipping supplies to fulfill those contracts.

Cash flow generated by the INKlusive program is a function of the net number of printer placements in the program. During the three and nine months ended March 31, 2006, there was an increase in the net number of printers placed in the program. This resulted in an increase in deferred revenues during those periods, and therefore contributed positively to our cash flow.

The cash we used in investing activities for the nine months ended March 31, 2006 included the purchase of equipment and tooling in the amount of $1.08 million. In addition to these expenditures, we plan additional capital expenditures of approximately $0.25 million through June 30, 2006, which we plan to finance through internal cash generation. We plan to rent additional equipment through operating leases, under our equipment lease line of credit.

We have a revolving line of credit which provides for maximum borrowings of $3 million. As of March 31, 2006, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006, we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the maturity date by one year to November 30, 2007. The Amendments also modified certain financial covenants, which are described below.

On March 17, 2006, we entered into a five-year term note with our bank in the amount of $0.25 million that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal of $4,167. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

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

Both the amended revolving line-of-credit and the five-year term notes with the bank are subject to two amended financial covenants as follows :

(a) The Company will maintain, as of the end of each fiscal quarter, a ratio of Funded Debt to EBITDA of not more than 2.50 to 1.00, measured on a rolling four quarter basis commencing with quarter ending June 30, 2005.

(b) The Company will maintain, as of the end of each fiscal quarter, a ratio of EBITDA to Fixed Charge (“EBITDA to Fixed Charge”) of more than 1.00 to 1.00, measured on a rolling four quarter basis commencing with quarter ending June 30, 2006. (Measurement will be on a six month basis for quarter ended March 31, 2006 and a nine month basis for quarter ending March 31, 2006).

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any changes, except as described below, in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

On March 15, 2006, the Company hired a Chief Financial Officer, with substantial Sarbanes-Oxley compliance experience.  With the hiring of its Chief Financial Officer, the Company is developing a detailed plan to address compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  In mid-March, the Company initiated and since then has made progress on several projects focused on assessing potential risks, better understanding and documenting its processes, and implementing certain preventative or detective controls to address key risks. These are important first steps toward designing and implementing an effective compliance plan.  As a non-accelerated filer with a fiscal year end of June 30, the Company must first begin to comply with the requirements of Section 404 for the fiscal year ending June 30, 2008.

As part of its risk assessment, the Company undertook an extensive review of its tax compliance efforts and the controls associated with its tax accounting process. As a result of new processes and controls implemented during the quarter, the Company identified errors in previously filed tax returns that contributed to errors in the Company’s tax accounting for the years ended June 30, 2003 and prior years. These errors and their effects are discussed further in Note 1A to the condensed consolidated financial statements contained in Item 1 of Part 1 of this quarterly report on Form 10-QSB. In order to ensure continued independence with its registered public accounting firm, the Company on April 10, 2006 engaged Cipolla Sziklay, LLC (an accounting firm not affiliated with the Company’s independent registered public accounting firm) to provide tax services.

In the period up to and following March 31, the Company has implemented additional procedures and controls in purchasing, receiving, and inventory management. The Company is in the process of recruiting additional personnel to further segregate certain duties.   We will continue to conduct a thorough risk assessment, document our processes, and where necessary, enhance our system of internal controls.  The Company is committed to the continued improvement of its control systems and financial reporting process.

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
                 public accounting firm

ITEM 5. OTHER INFORMATION

On March 17, 2006, we entered into a five-year term note with our bank in the amount of $0.25 million that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal of $4,167. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

We have a revolving line of credit which provides for maximum borrowings of $3 million. On January 23, 2006, we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the maturity date by one year to November 30, 2007. The Amendments also modified certain financial covenants, which are described below.

Both the amended revolving line-of-credit and the five-year term note with the bank entered in March 2005 are subject to two amended financial covenants as follows :

(a) The Company will maintain, as of the end of each fiscal quarter, a ratio of Funded Debt to EBITDA of not more than 2.50 to 1.00, measured on a rolling four quarter basis commencing with quarter ending June 30, 2005.

(b) The Company will maintain, as of the end of each fiscal quarter, a ratio of EBITDA to Fixed Charge (“EBITDA to Fixed Charge”) of more than 1.00 to 1.00, measured on a rolling four quarter basis commencing with quarter ending June 30, 2006. (Measurement will be on a six month basis for quarter ended March 31, 2006 and a nine month basis for quarter ending March 31, 2006).

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

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number Exhibit 10.1 Exhibit 10.2 Exhibit 10.3 Exhibit 10.4* Exhibit 10.5 Exhibit 11* Exhibit 31.1* Exhibit 31.2* Exhibit 32.1* Exhibit 32.2* _____ * Filed herewith.	Description of Exhibit

Amendment to Loan Documents, dated as of January 23, 2006 (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on February 9, 2006)
Amended and Restated Committed Line of Credit Note, dated January 23, 2006
(Incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on February 9,
2006)
Guaranty and Suretyship Agreement, dated January 23, 2006 (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on February 9, 2006)
Term Note with PNC Bank, dated March 17, 2006, with Security Agreement and
Guarantee
Agreement with Donald Gunn, dated March 31, 2006 (Incorporated by reference to
Exhibit 10.1 of Form 8-K/A filed on April 24, 2006)
Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information,
Item 1 - Financial Statements, contained in this Form 10-QSB.
Certification of Chief Executive Officer pursuant to Securities Exchange Act
Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer pursuant to Securities Exchange Act
Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer Pursuant to Securities Exchange Act
Rule 13a-14(b) and 18 U.S.C. Section 1350
Certification of Chief Financial Officer Pursuant to Securities Exchange Act
Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: May 15, 2006	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: May 15, 2006	By: /s/ Kevan D. Bloomgren Kevan D. Bloomgren Chief Financial Officer