Form 10KSB/A
period 2005-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2006-05-25
CIK 1024022

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

INTRODUCTORY NOTE

This Amendment on Form 10-KSB/A (the “Form 10-KSB/A”) to our previously filed Annual Report on Form 10-KSB for the year ended June 30, 2005 is being filed to reflect the restatement of our consolidated financial statements to correct the cumulative effect of errors related to our provision for income taxes arising from the years ended June 30, 2003 and prior, as discussed in Note 1B to the consolidated financial statements included in Item 7 of Part II of this Form 10-KSB/A.

This Form 10-KSB/A amends and restates the previously filed Annual Report on Form 10-KSB, filed on September 13, 2005 (the “Form 10-KSB”), to: (i) amend Items 6 and 7 of Part II to reflect the restatement; (ii) amend Item 8A of Part II to reflect our revised evaluation of our disclosure controls and procedures as of June 30, 2005; and (iii) amend Item 13 of Part III.

Except as discussed above to reflect the restatement, we have not modified or updated disclosures presented in the Form 10-KSB. Accordingly, this Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update those disclosures affected by subsequent events.

Please refer to Note 1B to the accompanying consolidated financial statements at Part II, Item 7 for additional information regarding the restatement.

i

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

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS

“FORWARD-LOOKING” INFORMATION

This report on Form 10-KSB/A contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations and beliefs, including, but not limited to statements concerning Media Sciences’ expected growth. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 2005.

INTRODUCTION

As a result of new processes and controls implemented during the Company’s third fiscal quarter ended March 31, 2006 over tax compliance and tax accounting, the Company identified errors in previously filed tax returns, for which amended returns will be filed. These errors also contributed to errors in the Company’s tax accounting for the year ended June 30, 2003 and prior years. For these periods, the Company’s cumulative tax expense was understated by $161,956.

These errors had no effect on the Company’s results of operations or net cash flows for any of the comparative periods presented in this Form 10-KSB/A. The cumulative effect of these errors did overstate the Company’s deferred tax assets by $243,974, taxes payable by $82,018, and retained earnings by $161,956 in the Form 10-KSB for the fiscal year ended June 30, 2005, filed on September 13, 2005. The cumulative effects of these errors have been corrected in the consolidated financial statements included in this Form 10-KSB/A. For additional information regarding the restatement, please refer to Note 1B to the accompanying consolidated financial statements.

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

Income Taxes.   For the year ended June 30, 2005, we recorded an income tax expense from continuing operations of $0.25 million as compared to an income tax expense from continuing operations of $0.20 million for the year ended June 30, 2004. For the years ended June 30, 2005 and 2004 the Company’s effective tax rate was 39% and 51% respectively. The effective aggregate state and federal tax rate varies due to the impact of variable plan accounting and certain research and development and manufacturing credits. The restatement reflected in this Form 10-KSB/A had no effect on the 2005 income tax expense.

Preferred Stock Dividends.   For the year ended June 30, 2005, we paid no preferred stock dividends. For the year ended June 30, 2004, we incurred a preferred stock dividend charge of $2.3 million including a $2.1 million non-cash preferred stock dividend and induced conversion charge associated with the conversion of our preferred stock to common stock.

Income (Loss) from Continuing Operations Applicable to Common Shareholders.   For the year ended June 30, 2005, we earned $0.38 million from continuing operations or $0.04 per share basic and diluted, as compared to the year ended June 30, 2004, where we incurred a loss from continuing of $2.07 million or $(0.33) per share basic and diluted. The loss from continuing operations applicable to common shareholders for the year ended June 30, 2004 was due to the non-cash induced conversion charge. The restatement reflected in this Form 10-KSB/A had no effect on the income (loss) from continuing operations or the net income (loss) for either 2005 or 2004.

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

Sales and service revenues from the discontinued operations for the years ended June 30, 2005 and 2004 were $1.5 million and $2.0 million, respectively. The income (loss), net of tax, from discontinued operations for the years ended June 30, 2005 and 2004 were $(0.46) million and $0.20 million respectively. The restatement reflected in this Form 10-KSB/A had no effect on the income (loss), net of tax, from discontinued operations or the net income (loss) for either 2005 or 2004.

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

Income Taxes.   For the year ended June 30, 2004, we recorded an income tax expense from continuing operations of $0.20 million as compared to an income tax expense from continuing operations of $0.43 million for the year ended June 30, 2003. For the years ended June 30, 2004 and 2003, the Company’s effective tax rate was 51% and 40%, respectively. The effective aggregate state and federal tax rate varies due to the impact of variable plan accounting. The restatement reflected in this Form 10-KSB/A had no effect on the 2004 income tax expense.

Preferred Stock Dividends.   For the year ended June 30, 2004, we incurred a preferred stock dividend charge of $2.3 million including a $2.1 million non-cash preferred stock dividend and induced conversion charge associated with the conversion of our preferred stock to common stock. For the year ended June 30, 2003, we incurred a preferred stock dividend charge of $0.63 million.

Income (Loss) from Continuing Operations Applicable to Common Shareholders.   For the year ended June 30, 2004 we incurred a loss from continuing operations applicable to common shareholders of $2.07 million or $(0.33) per share basic and diluted, as compared to the year ended June 30, 2003, where we earned $0.01 million from continuing operations or $0.00 per share basic and diluted. The loss from continuing operations applicable to common shareholders for the year ended June 30, 2004 was due to the non-cash induced conversion charge. The restatement reflected in this Form 10-KSB/A had no effect on the 2004 loss from continuing operations or the net loss applicable to common shareholders. We did not attempt to apportion the cumulative $0.16 million adjustment among 2003 and any prior years nor allocate it between continuing or discontinued operations.

Income from Discontinued Operations.   Sales and service revenues from the discontinued operations for the years ended June 30, 2004 and 2003 were $2.0 million and $2.7 million respectively. The income, net of tax, from discontinued operations for the years ended June 30, 2004 and 2003 was $0.20 million $0.23 million. The restatement reflected in this Form 10-KSB/A had no effect on income, net of tax, from discontinued operations or the net loss applicable to common shareholders for 2004. We did not attempt to apportion the cumulative $0.16 million adjustment among 2003 and any prior years nor allocate it between continuing or discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

We experienced positive cash flows from operating activities for the year ended June 30, 2005. Cash flows from operating activities of $0.16 million resulted primarily from income from continuing operations of $0.38 million and cash provided by discontinued operations of $0.30 million, net non-cash charges of $0.79 million, receipt of an insurance claim receivable of $0.50 million, cash received from landlord of $0.20 million, and an increase in deferred revenue of $0.78 million, offset by increases in accounts receivable of $0.56 million and in inventories of $0.92 million and a decrease in accounts payable of $1.3 million. The restatement reflected in this Form 10-KSB/A had no effect on either the 2005 or 2004 net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities.

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

As discussed in Note 1B to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheets as of June 30, 2005 and 2004, and the related consolidated statements of changes in shareholders’ equity and cash flows for the years ended June 30, 2005 and 2004 for the cumulative effects of the 2003 and prior years’ income tax provision errors.

/s/ J.H. Cohn LLP

Roseland, New Jersey
August 5, 2005, except for the effects of
the matter discussed in Note 1B,
which are as of May 19, 2006.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (RESTATED)

                                 ASSETS                                              June 30,
                                                                         -------------------------------
                                                                               2005            2004
                                                                         (Notes 1A & 1B) (Notes 1A & 1B)
                                                                         --------------- ---------------

CURRENT ASSETS :
    Cash                                                                    $    611,016    $    666,116
    Accounts receivable, less allowance for doubtful
       accounts of $35,000                                                     2,175,512       1,626,287
    Insurance claim receivable                                                      --           500,000
    Inventories                                                                3,196,323       2,274,088
    Deferred tax assets                                                          959,910         978,800
    Prepaid expenses and other current assets                                    308,822         280,530
                                                                            ------------    ------------
        Total Current Assets                                                   7,251,583       6,325,821
                                                                            ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                    2,058,251       1,072,186
                                                                            ------------    ------------

OTHER ASSETS :
    Goodwill and other intangible assets, net                                  3,584,231       4,468,973
    Other assets                                                                  63,911          48,100
                                                                            ------------    ------------
                                                                               3,648,142       4,517,073
                                                                            ------------    ------------

TOTAL ASSETS                                                                $ 12,957,976    $ 11,915,080
                                                                            ============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES :
    Bank line of credit                                                     $  1,620,233    $  1,789,054
    Bank term loan                                                               100,000         400,000
    Current maturities of long-term debt                                            --            39,081
    Accounts payable                                                           1,254,921       2,511,117
    Accrued expenses and other current liabilities                               142,432         248,580
    Income taxes payable                                                             295          10,633
    Accrued product warranty                                                     291,733         340,592
    Deferred revenue                                                             526,853         153,273
                                                                            ------------    ------------
        Total Current Liabilities                                              3,936,467       5,492,330
                                                                            ------------    ------------

OTHER LIABILITIES :
    Bank term loan, less current maturities                                      375,000            --
    Deferred rent liability                                                      341,988            --
    Deferred revenue, less current portion                                       280,418            --
    Deferred tax liabilities                                                     404,099         543,880
                                                                            ------------    ------------
        Total Other Liabilities                                                1,401,505         543,880
                                                                            ------------    ------------

TOTAL LIABILITIES                                                              5,337,972       6,036,210
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value
       Authorized 1,000,000 shares; none issued                                     --              --
    Common Stock, .001 par value
       Authorized 20,000,000 shares; issued 10,953,606 shares
       in 2005 and 9,857,210 shares in 2004                                       10,954           9,858
    Additional paid-in capital                                                 9,753,405       7,837,948
    Cost of 54,577 shares in 2005 and 10,564 shares in 2004, of common          (112,913)        (20,832)
        stock in treasury
    Accumulated deficit                                                       (2,031,442)     (1,948,104)
                                                                            ------------    ------------
        Total Shareholders' Equity                                             7,620,004       5,878,870
                                                                            ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 12,957,976    $ 11,915,080
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

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (RESTATED)

                                    Preferred Stock       Common Stock       Additional                                 Total
                                    ----------------   ------------------     Paid-in      Treasury    Accumulated   Shareholders'
                                     Shares   Amount     Shares    Amount     Capital       Stock       Deficit        Equity
                                    --------  ------   ----------  -------   -----------   ---------   -----------   -----------

BALANCES, JUNE 30, 2003, as
originally reported                  547,500  $  547    3,577,210  $ 3,578   $ 5,163,076   $ (20,832)  $(1,654,140)  $ 3,492,229
   Cumulative net increase in
      net loss                          --      --           --       --            --          --        (161,956)     (161,956)
                                    --------  ------   ----------  -------   -----------   ---------   -----------   -----------
BALANCES, JUNE 30, 2003 (Restated)   547,500  $  547    3,577,210  $ 3,578   $ 5,163,076   $ (20,832)  $(1,816,096)  $ 3,330,273

   Issuance of common stock for
      conversion of preferred
      stock and accrued dividends
      and interest, net of costs
      of $61,640                    (547,500)   (547)   5,275,000    5,275     2,851,757        --            --       2,856,485
   Preferred stock dividend             --      --           --       --            --          --        (157,406)     (157,406)
   Charge for induced conversion        --      --           --       --      (1,740,805)       --        (371,229)   (2,112,034)
   Sale of common stock, net of
      expenses                          --      --      1,000,000    1,000     1,199,000        --            --       1,200,000
   Issuance of common stock for
      exercise of stock options         --      --          5,000        5         6,245        --            --           6,250
   Impact of variable plan
      accounting                        --      --           --       --         358,675        --            --         358,675
   Net income                           --      --           --       --            --          --         396,627       396,627
                                    --------  ------   ----------  -------   -----------   ---------   -----------   -----------

BALANCES, JUNE 30, 2004 (Restated)      --      --      9,857,210    9,858     7,837,948     (20,832)   (1,948,104)    5,878,870

   Sale of common stock, net of
      expenses                          --      --        500,000      500       974,500        --            --         975,000
   Issuance of common stock for
      exercise of stock options         --      --        287,396      287       275,836     (92,081)         --         184,042
   Issuance of common stock for
      exercise of stock warrants        --      --        309,000      309       452,666        --            --         452,975
   Impact of variable plan
      accounting                        --      --           --       --         212,455        --            --         212,455
   Net loss                             --      --           --       --            --          --         (83,338)      (83,338)
                                    --------  ------   ----------  -------   -----------   ---------   -----------   -----------
BALANCES, JUNE 30, 2005 (Restated)      --    $ --     10,953,606  $10,954   $ 9,753,405   $(112,913)  $(2,031,442)  $ 7,620,004
                                    ========  ======   ==========  =======   ===========   =========   ===========   ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

                                                                    Year Ended June 30,
                                                                    2005            2004
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Income from continuing operations                            $   380,441    $   198,073
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
         Depreciation and amortization                               519,856        758,141
         Deferred income taxes                                      (120,891)       368,421
         Provision for bad debts                                       9,323         55,445
         Impact of variable plan accounting                          212,455        358,675
         Loss on write-off of leasehold improvements                 180,364           --
         Cash provided by discontinued operations                    304,152        198,554
         Changes in operating assets and liabilities :
             Accounts receivable                                    (558,548)       159,328
             Insurance claim receivable                              500,000       (500,000)
             Cash received from landlord as lease incentive          200,000           --
             Deferred rent liability                                 141,988           --
             Inventories                                            (922,235)    (1,184,279)
             Prepaid expenses and other current assets               (28,292)      (107,480)
             Other assets                                            (15,811)        10,002
             Accounts payable                                     (1,256,196)     1,170,860
             Accrued expenses and other current liabilities         (155,007)      (353,401)
             Income taxes payable                                    (10,338)       (38,774)
             Deferred revenue                                        777,513        (42,961)
                                                                 -----------    -----------
                 Net cash provided by operating activities           158,774      1,050,604
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                           (1,692,990)      (458,376)
    Sale of Cadapult service contracts                                     1           --
                                                                 -----------    -----------
                 Net cash used in investing activities            (1,692,989)      (458,376)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank line of credit, net                                        (168,821)         9,192
    Bank term loan, net                                               75,000        400,000
    Payments of other short-term debt                                (39,081)      (405,256)
    Payments on loans from officers                                     --         (475,000)
    Payments on loans from investors                                    --         (600,000)
    Dividends paid                                                      --          (66,125)
    Proceeds of issuance of common stock, net                      1,612,017      1,206,250
    Costs of preferred stock conversion                                 --          (61,640)
                                                                 -----------    -----------
                 Net cash provided by financing activities         1,479,115          7,421
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH                                      (55,100)       599,649

CASH, BEGINNING OF YEAR                                              666,116         66,467
                                                                 -----------    -----------

CASH, END OF YEAR                                                $   611,016    $   666,116
                                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW  INFORMATION :
    Interest paid                                                $   179,385    $   406,176
                                                                 ===========    ===========
    Income taxes paid                                            $   155,598    $    13,431
                                                                 ===========    ===========
NON CASH INVESTING AND FINANCING TRANSACTIONS:
    Issuance of common stock as dividend payment                 $      --      $   791,200
                                                                 ===========    ===========
    Issuance of common stock for accrued interest on dividends   $      --      $    14,891
                                                                 ===========    ===========
    Conversion of preferred stock and accrued dividends
       to common stock                                           $      --      $ 2,856,485
                                                                 ===========    ===========
    Induced conversion of preferred stock                        $      --      $ 2,112,034
                                                                 ===========    ===========
    Cashless exercise of stock options                           $    92,081    $      --
                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1A – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The consolidated financial statements presented herein are restated.

NOTE 1B – RESTATEMENT OF FINANCIAL STATEMENTS :

As a result of new processes and controls implemented during the Company’s third fiscal quarter ended March 31, 2006 over tax compliance and tax accounting, the Company identified errors in previously filed tax returns, for which amended returns will be filed. These errors also contributed to errors in the Company’s tax accounting for the year ended June 30, 2003 and prior years. For these periods, the Company’s cumulative tax expense was understated by $161,956.

These errors had no effect on the Company’s results of operations or net cash flows for any of the comparative periods presented in this Form 10-KSB/A. The cumulative effect of these errors did overstate the Company’s deferred tax assets by $243,974, taxes payable by $82,018, and retained earnings by $161,956 in the Form 10-KSB for the fiscal year ended June 30, 2005, filed on September 13, 2005. The cumulative effects of these errors have been corrected in the accompanying consolidated financial statements included in this Form 10-KSB/A.

The following table reflects the effects of the errors on previously issued financial statements, prior to any restatement:

                                      1Q & 2Q 2006      2005             2004           2003 & Prior
------------------------------------  ----------------  ---------------  -------------  --------------
Income tax expense                    no effect         no effect        no effect      $161,956
                                                                                        understatement
------------------------------------  ----------------  ---------------  -------------  --------------
Net income                            no effect         no effect        no effect      $161,956
                                                                                        overstatement
------------------------------------  ----------------  ---------------  -------------  --------------
Cash flows from operating activities  no net effect     no net effect    no net effect  no net effect
------------------------------------  ----------------  ---------------  -------------  --------------

Ending Balance Sheet
 - Deferred tax assets                $243,974          $243,974         $243,974       $243,974
                                      overstatement     overstatement    overstatement  overstatement
 - Income taxes payable *             $82,018           $82,018          $82,018        $82,018
                                      overstatement *   overstatement *  overstatement  overstatement
 - Retained earnings                  $161,956          $161,956         $161,956       $161,956
                                      overstatement     overstatement    overstatement  overstatement
------------------------------------  ----------------  ---------------  -------------  --------------

* In the June 30, 2005 and September 30, 2005 balance sheets, Taxes payable was overstated and/or Prepaid taxes, included in the “Prepaid expenses and other current assets” caption, was understated by the aggregate $82,018 error. In all other periods presented in this table, the Company had an Income taxes payable liability, which was overstated as shown.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1C – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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
F-9

28

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
                                                             =========    =========

        At June 30, 2005, the Company has available federal net operating loss carryforwards of approximately $300,000 which expire through 2022, and state net operating loss carryforwards of approximately $2,960,000 which expire through 2025.

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
                                                             =========    =========

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                                June 30,
                                                       -------------------------
                                                         2005           2004
                                                       (Restated)     (Restated)
                                                       ----------     ----------
         Deferred tax assets :
            Net operating loss carryforwards           $  106,550     $  660,231
             Deferred compensation                        140,355         96,340
             Deferred rent liability                      124,989           --
             Deferred revenue                             322,908         61,309
             R & D and other credits                      117,370           --
           Accruals and reserves                          147,738        160,920
                                                       ----------     ----------
                  Total deferred tax assets            $  959,910     $  978,800
                                                       ==========     ==========
         Deferred tax liabilities :
            Depreciation and amortization              $  404,099     $  543,880
                                                       ==========     ==========

NOTE 7 – SHAREHOLDERS’ EQUITY:

a)	Stock Compensation Plan:

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

ITEM 8A.   CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective. As further discussed below, in 2006, the Company’s management identified that a deficiency existed as of June 30, 2005 in the controls associated with the Company’s tax accounting and its provision to actual reconciliation process. In accordance with Auditing Standard No. 2 and consistent with PCAOB Release No. 2005-023 issued in November 2005, in determining whether a control deficiency existed at June 30, 2005, professional judgment must be applied to identify the cause of the misstatement, rather than merely attributing it to the period(s) affected. In this case, a cumulative error originated with respect to the Company’s tax provision in or before its fiscal year ended June 30, 2003. Accordingly, the Company’s management deems such control deficiency to be a material weakness in its controls and procedures. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Restatement and Remediation of Internal Control Weaknesses

On March 15, 2006, the Company hired a Chief Financial Officer, with substantial Sarbanes-Oxley compliance experience.  With the hiring of its Chief Financial Officer, the Company has been developing a detailed plan to address compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  In mid-March 2006, the Company initiated and since then has made progress on several projects focused on assessing potential risks, better understanding and documenting its processes, and implementing certain preventative or detective controls to address key risks. These are important first steps toward designing and implementing an effective compliance plan.  As a non-accelerated filer with a fiscal year end of June 30, the Company must first begin to comply with the requirements of Section 404 for the fiscal year ending June 30, 2008.

As part of its risk assessment, the Company undertook an extensive review of its tax compliance efforts and the controls associated with its tax accounting process. As a result of new processes and controls implemented during the quarter ended March 31, 2006, the Company identified errors in previously filed tax returns that contributed to errors in the Company’s tax accounting for the year ended June 30, 2003 and prior years. For these periods, the Company’s cumulative tax expense was understated by $161,956. In 2006, in order to ensure the continued independence of its registered public accounting firm, the Company on April 10, 2006 engaged Cipolla Sziklay, LLC (an accounting firm not affiliated with the Company’s independent registered public accounting firm) to provide tax services.

These errors had no effect on the Company’s results of operations or net cash flows for the quarter ended March 31, 2006, prior quarters in this 2006 fiscal year, or for the years ended June 30, 2005 or 2004. The cumulative effect of these errors overstated the Company’s deferred tax assets by $243,974, taxes payable by $82,018, and retained earnings by $161,956 on prior balance sheets presented this year and for the years ended June 30, 2005 and 2004 in our Form 10-KSB for the year ended June 30, 2005, filed on September 13, 2005.

Corrections to properly reflect the carrying values of the Company’s deferred tax assets, income taxes payable, and retained earnings for the fiscal years ended June 30, 2005 and 2004 are reflected in this Form 10-KSB/A, as further discussed in Note 1B to the consolidated financial statements. Corresponding corrections to the Company’s interim condensed consolidated financial statements for the quarters ended September 30, 2005 and December 31, 2005 will also be filed on Form 10-QSB/As.

In the quarter ended March 31, 2006, the Company implemented additional procedures and controls in purchasing, receiving, and inventory management, and was in the process of recruiting additional personnel to further segregate certain duties. We will continue to conduct a thorough risk assessment, document our processes, and where necessary, enhance our system of internal controls.  The Company is committed to the continued improvement of its control systems and financial reporting process.

Changes in Internal Controls over Financial Reporting

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

Consequently, J.H. Cohn LLP also advised the Audit Committee and management of certain material weaknesses, including the inability to prepare financial statements and notes in accordance with U.S. generally accepted accounting principles and SEC rules, and improper accounting procedures for grants with “cashless exercise” provisions per Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25". J.H. Cohn LLP indicated that they considered these deficiencies to be material weaknesses as that term is defined under standards established by the Public Company Accounting Oversight Board (United States).

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

ITEM 13.   EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-B are included in Exhibits to this Report as follows:

Exhibit	Description

2	Agreement of Change in Corporate Structure (Incorporated by reference to Exhibit 2 of Quarterly Report on Form 10-QSB filed on May 15, 2002).
3(i)(1)	Certificate of Incorporation of Cadapult Graphic Systems, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10-QSB/A filed on September 1, 1998).
3(i)(2)	Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc. (Incorporated by reference to Exhibit 3(i)(5) of Annual Report on Form 10-KSB filed on September 28, 1999).
3(i)(3)	Certificate of Incorporation of Media Sciences, Inc. (Incorporated by reference to Exhibit 3(i)(6) of Annual Report on Form 10-KSB filed on September 28, 1999).
3(i)(4)	Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Quarterly Report on Form 10-QSB filed on May 15, 2002).
3(i)(5)	Certificate of Incorporation of Cadapult Graphic Systems, Inc. (a New Jersey corporation) (Incorporated by reference to Exhibit 3(i)(2) of Quarterly Report on Form 10-QSB filed on May 15, 2002).
3(ii)	By-Laws (Incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-QSB/A filed on September 1, 1998).
4.1	Specimen of common stock certificate (Incorporated by reference to Exhibit 4.7 of Form 8-A filed on August 8, 2000).
4.2	Specimen of preferred stock certificate (Incorporated by reference to Exhibit 4.8 of Form 8-A filed on August 8, 2000).
4.3	1998 Incentive Plan (Incentive Stock Option Plan) (Incorporated by reference to Exhibit 4.1 of Annual Report on Form 10-KSB filed on September 28, 1999).
4.4	Certificate of Designation (Incorporated by reference to Exhibit 4.5 of Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
4.5	Form of Warrant Certificate for Purchasers of Units (Incorporated by reference to Exhibit 4.6 of Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999).
4.6	Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3(i)(6) of Annual Report on Form 10-KSB filed on September 15, 2003).
4.7	Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.7 of Registration Statement on Form SB-2, Registration Number 333-112340, filed on January 30, 2004).

10.1	Lease Agreement (Incorporated by reference to Exhibit 10.13 of Annual Report on Form 10-KSB filed on or about September 28, 2000).
10.2	Amended Employment Agreement of Duncan Huyler (Incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-QSB filed on May 4, 1999).
10.3	Amended Employment Agreement of Frances Blanco (Incorporated by reference to Exhibit 3.3 of Quarterly Report on Form 10-QSB filed on May 4, 1999).
10.4	Agreement with Consonant Services Group (Incorporated by reference to Exhibit 10.6 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.5	Form of Warrant Agreement with Consonant Services Group (Incorporated by reference to Exhibit 10.11 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.6	Form of Amended Option Agreement with Frances Blanco (Incorporated by reference to Exhibit 10.8 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.7	Form of Amended Option Agreement with Duncan Huyler (Incorporated by reference to Exhibit 10.9 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.8	Form of Amended Option Agreement with Duncan Yates (Incorporated by reference to Exhibit 10.10 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.9	Form of Amended Option Agreement with Donald Gunn (Incorporated by reference to Exhibit 10.12 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.10	Form of Amended Option Agreement with Randy Hooker (Incorporated by reference to Exhibit 10.13 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002).
10.11	Form of Promissory Note issued in June 2002 (Incorporated by reference to Exhibit 10.14 of Annual Report on Form 10-KSB filed on October 15, 2002).
10.12	Form of Warrants issued in June 2002 (Incorporated by reference to Exhibit 10.14 of Annual Report on Form 10-KSB filed on October 15, 2002).
10.13	Form of Employment Agreement with Michael W. Levin (Incorporated by reference to Exhibit 10.16 of Annual Report on Form 10-KSB filed on September 15, 2003).
10.14	Form of Loan and Security Agreement (Incorporated by reference to Exhibit 10.17 of Annual Report on Form 10-KSB filed on September 15, 2003).
10.15	Form of Option Agreement with Management issued April 2003 (Incorporated by reference to Exhibit 10.15 of Registration Statement on Form SB-2, Registration Number 333-112340, filed on January 30, 2004).
10.16	Option Agreement with Frances Blanco issued May 2004 (Incorporated by reference to Exhibit 10.16 of Registration Statement on Form SB-2, filed on July 30, 2004).
10.17	Option Agreement with Duncan Huyler issued May 2004 (Incorporated by reference to Exhibit 10.17 of Registration Statement on Form SB-2, filed on July 30, 2004).
10.18	First Amendment to Loan and Security Agreement, dated June 11, 2004 (Incorporated by reference to Exhibit 10.18 of Registration Statement on Form SB-2, filed on July 30, 2004).
10.19	Term Note, dated June 11, 2004 (Incorporated by reference to Exhibit 10.19 of Registration Statement on Form SB-2, filed on July 30, 2004).
10.20	Common Stock Purchase Agreement, dated June 30, 2004 (Incorporated by reference to Exhibit 10.20 of Registration Statement on Form SB-2, filed on July 30, 2004).
10.21	Registration Rights Agreement, dated June 30, 2004 (Incorporated by reference to Exhibit 10.21 of Registration Statement on Form SB-2, filed on July 30, 2004).

10.22	Loan Agreement with PNC Bank (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on December 20, 2004).
10.23	Sublease Agreement (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on January 24, 2005).
10.24	Term Note with PNC Bank, dated as of March 28, 2005 (Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on April 4, 2005)
10.25	Amendment to Loan Documents with PNC Bank, dated a of March 28, 2005 (Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 4, 2005)
10.26	Second Amendment to Loan Documents, June 2005 (Incorporated by reference to Exhibit 10.26 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.27	Master Lease Agreement, July 2005 (Incorporated by reference to Exhibit 10.27 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.28	Option Agreement with Larry Anderson, June 2005 (Incorporated by reference to Exhibit 10.28 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.29	Option Agreement with Donald Gunn, August 2005 (Incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-KSB filed on September 13, 2005)
11*	Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part II – Item 7, contained in this Form 10-KSB.
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 of Registration Statement on Form SB-2, filed on July 30, 2004).
23.1*	Consent of J.H. Cohn LLP
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
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

Dated: May 25, 2006

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES	TITLE	DATE

/s/ Michael W. Levin Michael W. Levin	Chairman of the Board, President and Chief Executive Officer	May 25, 2006

/s/ Kevan D. Bloomgren Kevan D. Bloomgren	Chief Financial Officer	May 25, 2006

/s/ Frances Blanco Frances Blanco	Director and Vice President	May 25, 2006

/s/ Paul C. Baker Paul C. Baker	Director	May 25, 2006

/s/ Edwin Ruzinsky Edwin Ruzinsky	Director	May 25, 2006

/s/ Henry Royer Henry Royer	Director	May 25, 2006

/s/ Alan L. Bazaar Alan L. Bazaar	Director	May 25, 2006