Form 10QSB/A
period 2005-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2006-05-25
CIK 1024022

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

INTRODUCTORY NOTE

This Amendment on Form 10-QSB/A (the “Form 10-QSB/A”) to our previously filed Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 is being filed to reflect the restatement of our condensed consolidated financial statements to correct the cumulative effect of errors related to our provision for income taxes arising from the years ended June 30, 2003 and prior, as discussed in Note 1A to the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-QSB/A.

This Form 10-QSB/A amends and restates the previously filed Quarterly Report on Form 10-QSB, filed on November 9, 2005 (the “Form 10-QSB”), to: (i) amend Items 1 and 2 of Part I to reflect the restatement; (ii) amend Item 3 of Part I to reflect our revised evaluation of our disclosure controls and procedures as of September 30, 2005; and (iii) amend Item 6 of Part II.

Except as discussed above to reflect the restatement, we have not modified or updated disclosures presented in the Form 10-QSB. Accordingly, this Form 10-QSB/A does not reflect events occurring after the filing of the Form 10-QSB or modify or update those disclosures affected by subsequent events.

Please refer to Note 1A to the accompanying condensed consolidated financial statements at Part I, Item 1, for additional information regarding the restatement.

i

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)

                                                                 (Unaudited)
                                                                September 30,     June 30,
                                    ASSETS                          2005            2005
                                                                 (Note 1A)     (Notes 1 & 1A)
                                                                ------------    ------------

CURRENT ASSETS :
    Cash                                                        $    449,057    $    611,016
    Accounts receivable, less allowance for doubtful
       accounts of $35,000                                         2,347,165       2,175,512
    Inventories                                                    2,739,646       3,196,323
    Deferred tax assets                                              743,446         959,910
    Prepaid expenses and other current assets                        510,735         308,822
                                                                ------------    ------------
        Total Current Assets                                       6,790,049       7,251,583
                                                                ------------    ------------

PROPERTY AND EQUIPMENT, NET                                        2,006,325       2,058,251
                                                                ------------    ------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                      3,584,231       3,584,231
    Other assets                                                      63,911          63,911
                                                                ------------    ------------
                                                                   3,648,142       3,648,142
                                                                ------------    ------------

TOTAL ASSETS                                                    $ 12,444,516    $ 12,957,976
                                                                ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES :
    Bank line of credit                                         $  1,081,418    $  1,620,233
    Bank term loan                                                   100,000         100,000
    Accounts payable                                                 710,460       1,254,921
    Accrued expenses and other current liabilities                   285,733         142,432
    Income taxes payable                                                --               295
    Accrued product warranty                                         281,983         291,733
    Deferred revenue                                                 581,368         526,853
                                                                ------------    ------------
        Total Current Liabilities                                  3,040,962       3,936,467
                                                                ------------    ------------

OTHER LIABILITIES :
  Bank term loan, less current maturities                            350,000         375,000
  Deferred rent liability                                            331,960         341,988
  Deferred revenue, less current portion                             215,714         280,418
  Deferred tax liabilities                                           436,646         404,099
                                                                ------------    ------------
      Total Other Liabilities                                      1,334,320       1,401,505
                                                                ------------    ------------

TOTAL LIABILITIES                                                  4,375,282       5,337,972
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value
       Authorized 1,000,000 shares; none issued                         --              --
    Common Stock, $.001 par value
       Authorized 20,000,000 shares; issued 10,981,106 shares
       in September, 10,953,606 in June                               10,982          10,954
    Additional paid-in capital                                     9,779,878       9,753,405
    Cost of 10,564 shares of common stock in treasury               (112,913)       (112,913)
    Accumulated deficit                                           (1,608,713)     (2,031,442)
                                                                ------------    ------------
        Total Shareholders' equity                                 8,069,234       7,620,004
                                                                ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 12,444,516    $ 12,957,976
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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(RESTATED)
THREE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

                                                 Common Stock         Additional                                    Total
                                          -------------------------     Paid-in      Treasury      Accumulated    Shareholders'
                                            Shares        Amount        Capital        Stock         Deficit        Equity
                                          -----------   -----------   -----------   -----------    -----------    -----------

BALANCES, JUNE 30, 2005, as originally
     reported                              10,953,606   $    10,954   $ 9,753,405   $  (112,913)   $(1,869,486)   $ 7,781,960
  Cumulative net increase in net loss -
     pre-2004                                    --            --            --            --         (161,956)      (161,956)
                                          -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, JUNE 30, 2005 (Restated)         10,953,606   $    10,954   $ 9,753,405   $  (112,913)   $(2,031,442)   $ 7,620,004

   Issuance of common stock for
       exercise of stock warrants              25,000            25        24,975          --             --           25,000
   Issuance of common stock for
        exercise of stock options               2,500             3         1,498          --             --            1,501
   Net income                                    --            --            --            --          422,729        422,729
                                          -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, SEPTEMBER 30, 2005 (Restated)    10,981,106   $    10,982   $ 9,779,878   $  (112,913)   $(1,608,713)   $ 8,069,234
                                          ===========   ===========   ===========   ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(UNAUDITED)

                                                                                Three Months Ended
                                                                                  September 30,
                                                                                2005          2004
                                                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES :
    Income from continuing operations                                         $ 422,729    $ 181,414
    Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                          175,304      129,868
         Deferred income taxes                                                  249,011      136,246
         Provision for bad debts                                                  9,971        2,778
         Impact of variable plan accounting                                        --         75,509
         Cash provided by discontinued operations                                  --         32,480
         Changes in operating assets and liabilities :
             Accounts receivable                                               (181,624)    (978,794)
             Insurance claim receivable                                            --        500,000
             Deferred rent liability                                            (10,028)        --
             Inventories                                                        456,677      (69,612)
             Prepaid expenses and other current assets                         (201,913)    (193,732)
             Other assets                                                          --        (21,759)
             Accounts payable                                                  (544,461)    (265,679)
             Accrued expenses and other current liabilities                     133,551      (40,095)
             Income taxes payable                                                  (295)     (21,652)
             Deferred revenue                                                   (10,189)     180,433
                                                                              ---------    ---------
                 Net cash provided by (used in) operating activities            498,733     (352,595)
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                        (123,378)    (252,364)
                                                                              ---------    ---------
                 Net cash used in investing activities                         (123,378)    (252,364)
                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank line of credit, net                                                   (538,815)     517,631
    Bank term loan                                                              (25,000)    (100,000)
    Payments of other short-term debt                                              --        (11,413)
    Proceeds from issuance of common stock                                       26,501       77,751
                                                                              ---------    ---------
                 Net cash provided by (used in) financing activities           (537,314)     483,969
                                                                              ---------    ---------

NET DECREASE IN CASH                                                           (161,959)    (120,990)

CASH, BEGINNING OF PERIOD                                                       611,016      666,116
                                                                              ---------    ---------

CASH, END OF PERIOD                                                           $ 449,057    $ 545,126
                                                                              =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                             $  34,697    $  50,878
                                                                              =========    =========
    Income taxes paid                                                         $   3,369    $  45,206
                                                                              =========    =========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION :

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements presented herein are unaudited but reflect all adjustments which, in our opinion, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim consolidated financial statements are of a normal recurring nature. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto and the report of our independent registered public accounting firm included in our Annual Report on Form 10-KSB/A for the year ended June 30, 2005. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

These errors had no effect on the Company’s results of operations or net cash flows for any of the comparative periods presented in this Form 10-QSB/A. The cumulative effect of these errors did overstate the Company’s deferred tax assets by $243,974, taxes payable by $82,018, and retained earnings by $161,956 in the Form 10-QSB for the quarter ended September 30, 2005, filed on November 9, 2005. The cumulative effects of these errors have been corrected in the accompanying condensed consolidated financial statements included in this Form 10-QSB/A.

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DISCONTINUED OPERATIONS :

In May 2005, a decision was made to cease certain sales and service operations under Cadapult. Specifically we ceased all electronic pre-press sales and service operations and the service operations were sold on May 7, 2005. Accordingly, the results of operations of the electronic pre-press sales and service operations have been reclassified and are included in discontinued operations for the three months ended September 30, 2004. Sales and service revenues from the discontinued operations for the three months ended September 30, 2004 were $0.44 million. The pre-tax income from discontinued operations for the three months ended September 30, 2004 was $0.056 million. The restatement reflected in this Form 10-QSB/A had no effect on the income, net of tax, from discontinued operations or the net income for the three months ended September 30, 2004.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB/A for the year ended June 30, 2005.

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

These errors had no effect on the Company’s results of operations or net cash flows for any of the comparative periods presented in this Form 10-QSB/A. The cumulative effect of these errors did overstate the Company’s deferred tax assets by $243,974, taxes payable by $82,018, and retained earnings by $161,956 in the Form 10-QSB for the quarter ended September 30, 2005, filed on November 9, 2005. The cumulative effects of these errors have been corrected in the condensed consolidated financial statements included in this Form 10-QSB/A. For additional information regarding the restatement, please refer to Note 1A to the accompanying condensed consolidated financial statements.

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

Income Taxes.    For the three months ended September 30, 2005, we recorded an income tax expense from continuing operations of $0.28 million as compared to an income tax expense from continuing operations of $0.13 million for the three months ended September 30, 2004. An effective tax rate of 40% was used for the three months ended September 30, 2005 and 42% for the three months ended September 30, 2004. The effective aggregate state and federal tax rate for the period ended September 30, 2004 differed from that for the period ended September 30, 2005 due to the impact of variable plan accounting in 2004. The restatement reflected in this Form 10-QSB/A had no effect on the income tax expense for either of the presented 2005 or 2004 periods.

Income from Continuing Operations.    For the three months ended September 30, 2005, we earned $0.42 million from continuing operations or $0.04 per share basic and diluted, as compared to the three months ended September 30, 2004, where we earned $0.18 million from continuing operations or $0.02 per share basic and diluted. The restatement reflected in this Form 10-QSB/A had no effect on the income from continuing operations or the net income for either of the presented 2005 or 2004 periods.

Income from Discontinued Operations.    In May 2005, we ceased and sold certain sales operations under Cadapult. Specifically, we ceased all electronic pre-press equipment sales and service operations. The results of operations for that line of business are classified as a discontinued operation.

Sales and service revenues from the discontinued operations for the three months ended September 30, 2004 were $0.44 million. Income, net of tax from discontinued operations, for the three months ended September 30, 2004 was $0.032 million. The restatement reflected in this Form 10-QSB/A had no effect on the income, net of tax, from discontinued operations or the net income for the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We experienced positive cash flows from operating activities for the three months ended September 30, 2005. Cash flows from operating activities of $0.50 million resulted primarily from income from continuing operations of $0.42 million, non-cash charges of $0.42 million, a decrease in inventories of $0.46 million and an increase in accrued expenses and other current liabilities of $0.13 million, offset by increases in accounts receivable of $0.18 million and a decrease in accounts payable of $0.54 million and a decrease in prepaid expenses and other current assets of $0.23 million. The restatement reflected in this Form 10-QSB/A had no effect on the net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities for either of the comparative periods presented.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2005, the end of the period covered by this report. Based on that re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective. As further discussed below, in 2006, the Company’s management identified that a deficiency existed as of September 30, 2005 in the controls associated with the Company’s tax accounting and its provision to actual reconciliation process. In accordance with Auditing Standard No. 2 and consistent with PCAOB Release No. 2005-023 issued in November 2005, in determining whether a control deficiency existed at September 30, 2005, professional judgment must be applied to identify the cause of the misstatement, rather than merely attributing it to the period(s) affected. In this case, a cumulative error originated with respect to the Company’s tax provision in or before its fiscal year ended June 30, 2003. Accordingly, the Company’s management deems such control deficiency to be a material weakness in its controls and procedures. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

These errors had no effect on the Company’s results of operations or net cash flows for the quarter ended September 30, 2005 or for the years ended June 30, 2005 and 2004. The cumulative effect of these errors overstated the Company’s deferred tax assets by $243,974, taxes payable by $82,018, and retained earnings by $161,956 on balance sheets presented in the Company’s Form 10-QSB for the quarter ended September 30, 2005, filed on November 9, 2005.

Corrections to properly reflect the carrying values of the Company’s deferred tax assets, income taxes payable, and retained earnings for the quarter ended September 30, 2005 are reflected in this Form 10-QSB/A, as further discussed in Note 1A to the condensed consolidated financial statements. Corresponding corrections to the Company’s condensed consolidated financial statements for the quarter ended December 31, 2005 will be filed on Form 10-QSB/A (Amendment No. 2). Corresponding corrections to the Company’s consolidated financial statements for the fiscal years ended June 30, 2005 and 2004 have been filed on Form 10-KSB/A on May 25, 2006.

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

Changes in Internal Controls over Financial Reporting

There were no changes, except as described below, in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: May 25, 2006	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: May 25, 2006	By: /s/ Kevan D. Bloomgren Kevan D. Bloomgren Chief Financial Officer