Form 10QSB/A
period 2005-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2006-05-25
CIK 1024022

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

INTRODUCTORY NOTE

This Amendment No. 2 on Form 10-QSB/A (the “Second Amendment”) to our previously filed Quarterly Report on Form 10-QSB/A for the quarter ended December 31, 2005 is being filed to reflect the restatement of our condensed consolidated financial statements to correct the cumulative effect of errors related to our provision for income taxes arising from the years ended June 30, 2003 and prior, as discussed in Note 1A to the condensed consolidated financial statements included in Item 1 of Part I of this Second Amendment.

Previously, on February 9, 2006, we filed Amendment No. 1 to our Quarterly Report on Form 10-QSB/A (the “First Amendment”) to correct an error that appeared in our Quarterly Report on Form 10-QSB (the “Original Filing”), filed on February 9, 2006. In the First Amendment, on page 5, the row heading for the last line item in the Condensed Consolidated Statements of Changes in Shareholders’ Equity was corrected to read “BALANCES, DECEMBER 31, 2005.”

This Second Amendment amends and restates the previously filed First Amendment to: (i) amend Items 1 and 2 of Part I to reflect the restatement; (ii) amend Item 3 of Part I to reflect our revised evaluation of our disclosure controls and procedures as of December 31, 2005; and (iii) amend Item 6 of Part II.

Except as discussed above to reflect the restatement, we have not modified or updated disclosures presented in the First Amendment. Accordingly, this Second Amendment does not reflect events occurring after the filing of the First Amendment or modify or update those disclosures affected by subsequent events.

Please refer to Note 1A to the accompanying condensed consolidated financial statements at Part I, Item 1 for additional information regarding the restatement.

i

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB/A
FOR THE QUARTER ENDED DECEMBER 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)

                                                                           (Unaudited)
                                                                           December 31,      June 30,
                                    ASSETS                                     2005            2005
                                                                            (Note 1A)     (Notes 1 & 1A)
                                                                           ------------    ------------

CURRENT ASSETS :
    Cash                                                                   $    478,075    $    611,016
    Accounts receivable, less allowance for doubtful
       accounts of $35,000                                                    2,731,287       2,175,512
    Inventories                                                               3,192,074       3,196,323
    Deferred tax assets                                                         753,474         959,910
    Prepaid expenses and other current assets                                   421,377         308,822
                                                                           ------------    ------------
        Total Current Assets                                                  7,576,287       7,251,583
                                                                           ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                   1,990,044       2,058,251
                                                                           ------------    ------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                                 3,584,231       3,584,231
    Other assets                                                                 77,701          63,911
                                                                           ------------    ------------
                                                                              3,661,932       3,648,142
                                                                           ------------    ------------

TOTAL ASSETS                                                               $ 13,228,263    $ 12,957,976
                                                                           ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank line of credit                                                    $       --      $  1,620,233
    Bank term loan                                                              100,000         100,000
    Accounts payable                                                          1,544,392       1,254,921
    Accrued expenses and other current liabilities                              528,232         142,432
    Income taxes payable                                                        225,587             295
    Accrued product warranty                                                    275,268         291,733
    Deferred revenue                                                            717,078         526,853
                                                                           ------------    ------------
        Total Current Liabilities                                             3,390,557       3,936,467
                                                                           ------------    ------------

OTHER LIABILITIES :
  Bank term loan, less current maturities                                       325,000         375,000
  Deferred rent liability                                                       321,946         341,988
  Deferred revenue, less current portion                                        228,982         280,418
  Deferred tax liabilities                                                      431,759         404,099
                                                                           ------------    ------------
      Total Other Liabilities                                                 1,307,687       1,401,505
                                                                           ------------    ------------

TOTAL LIABILITIES                                                             4,698,244       5,337,972
                                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
    Series A Convertible Preferred stock, $.001 par value
       Authorized 1,000,000 shares; none issued                                    --              --
    Common Stock, $.001 par value
       Authorized 20,000,000 shares; issued 10,993,606 shares
       in December, 10,953,606 in June                                           10,994          10,954
    Additional paid-in capital                                                9,786,115       9,753,405
    Cost of common stock in treasury, 54,577 shares in June and December       (112,913)       (112,913)
    Accumulated deficit                                                      (1,154,177)     (2,031,442)
                                                                           ------------    ------------
        Total shareholders' equity                                            8,530,019       7,620,004
                                                                           ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 13,228,263    $ 12,957,976
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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
RESTATED
SIX MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

                                                 Common Stock         Additional                                    Total
                                          -------------------------     Paid-in      Treasury      Accumulated    Shareholders'
                                            Shares        Amount        Capital        Stock         Deficit         Equity
                                          -----------   -----------   -----------   -----------    -----------    -----------

BALANCES, JUNE 30, 2005, as originally
     reported                              10,953,606   $    10,954   $ 9,753,405   $  (112,913)   $(1,869,486)   $ 7,781,960
  Cumulative net increase in net loss -
     pre-2004                                    --            --            --            --         (161,956)      (161,956)
                                          -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, JUNE 30, 2005 (Restated)         10,953,606   $    10,954   $ 9,753,405   $  (112,913)   $(2,031,442)   $ 7,620,004

   Issuance of common stock for
       exercise of stock warrants              25,000            25        24,975          --             --           25,000
   Issuance of common stock for
        exercise of stock options              15,000            15         7,735          --             --            7,750

   Net income                                    --            --            --            --          877,265        877,265
                                          -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, DECEMBER 31, 2005 (Restated)     10,993,606   $    10,994   $ 9,786,115   $  (112,913)   $(1,154,177)   $ 8,530,019
                                          ===========   ===========   ===========   ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(UNAUDITED)

                                                                            Six Months Ended
                                                                              December 31,
                                                                          2005            2004
                                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES :
    Income from continuing operations                                  $   877,265    $   424,288
    Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                     357,145        259,886
         Deferred income taxes                                             234,096        304,080
         Provision for bad debts                                            11,386          3,461
         Impact of variable plan accounting                                   --           49,642
         Cash provided by discontinued operations                             --           65,938
         Non-cash compensation expense                                      56,934           --
         Changes in operating assets and liabilities :
             Accounts receivable                                          (567,161)    (1,365,418)
             Insurance claim receivable                                       --          500,000
             Receivable from landlord                                         --          (62,117)
             Inventories                                                     4,249       (276,877)
             Prepaid expenses and other current assets                    (112,555)      (148,590)
             Other assets                                                  (13,790)       (21,759)
             Accounts payable                                              289,471     (1,022,632)
             Accrued expenses and other current liabilities                369,335        113,570
             Income taxes payable                                          225,292        (10,442)
             Deferred rent liability                                       (20,042)          --
             Deferred revenue                                              138,789        358,738
                                                                       -----------    -----------
                 Net cash provided by (used in) operating activities     1,850,414       (828,232)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment                                   (345,872)      (353,669)
                                                                       -----------    -----------
                 Net cash (used in) investing activities                  (345,872)      (353,669)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Bank line of credit, net                                            (1,620,233)     1,210,946
    Payments of other short-term debt                                         --          (21,456)
    Bank term loan                                                         (50,000)      (400,000)
    Proceeds from issuance of common stock                                  32,750        197,701
                                                                       -----------    -----------
                 Net cash provided by (used in) financing activities    (1,637,483)       987,191
                                                                       -----------    -----------

NET DECREASE IN CASH                                                      (132,941)      (194,710)

CASH, BEGINNING OF PERIOD                                                  611,016        666,116
                                                                       -----------    -----------

CASH, END OF PERIOD                                                    $   478,075    $   471,406
                                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION :
    Interest paid                                                      $    49,746    $    97,385
                                                                       ===========    ===========
    Income taxes paid                                                  $    42,966    $    52,775
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

These errors had no effect on the Company’s results of operations or net cash flows for any of the comparative periods presented in this Form 10-QSB/A. The cumulative effect of these errors did overstate the Company’s deferred tax assets by $243,974, taxes payable by $82,018, and retained earnings by $161,956 in the Form 10-QSB/A for the quarter ended December 31, 2005, filed on February 9, 2006. The cumulative effects of these errors have been corrected in the accompanying condensed consolidated financial statements included in this Form 10-QSB/A.

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DISCONTINUED OPERATIONS :

In a prior year (May 2005), a decision was made to cease certain sales and service operations under Cadapult. Specifically, the Company ceased all electronic pre-press sales and service operations and the service operations were sold on May 7, 2005. Accordingly, the results of operations of the electronic pre-press sales and service operations have been reclassified and are included in discontinued operations for the three and six months ended December 31, 2004. Sales and service revenues from the discontinued operations for the three and six months ended December 31, 2004 were $0.45 and $0.89 million, respectively. The pre-tax income from discontinued operations for the three and six months ended December 31, 2004 was $0.06 and $0.11 million, respectively. The restatement reflected in this Form 10-QSB/A had no effect on the income, net of tax, from discontinued operations or the net income for either the three or six month periods ended December 31, 2004.

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

These errors had no effect on the Company’s results of operations or net cash flows for any of the comparative periods presented in this Form 10-QSB/A. The cumulative effect of these errors did overstate the Company’s deferred tax assets by $243,974, taxes payable by $82,018, and retained earnings by $161,956 in the Form 10-QSB/A for the quarter ended December 31, 2005, filed on February 9, 2006. The cumulative effects of these errors have been corrected in the condensed consolidated financial statements included in this Form 10-QSB/A. For additional information regarding the restatement, please refer to Note 1A to the accompanying condensed consolidated financial statements.

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

Income from Continuing Operations.    For the three months ended December 31, 2005, we earned $0.45 million from continuing operations or $0.04 per share basic and diluted, as compared to the three months ended December 31, 2004, where we earned $0.24 million from continuing operations or $0.02 per share basic and diluted. For the six months ended December 31, 2005, we earned $0.88 million from continuing operations or $0.08 per share basic and diluted, as compared to the six months ended December 31, 2004, where we earned $0.42 million from continuing operations or $0.04 per share basic and diluted. The restatement reflected in this Form 10-QSB/A had no effect on the income from continuing operations or the net income for any of the presented 2005 or 2004 periods.

Income from Discontinued Operations.    In May 2005, we ceased and sold certain sales operations under Cadapult. Specifically, we ceased all electronic pre-press equipment sales and service operations. The results of operations for that line of business are classified as a discontinued operation.

Sales and service revenues from the discontinued operations for the three and six months ended December 31, 2004 were $0.45 million and $0.89 million, respectively. Income, net of tax from discontinued operations, for the three and six months ended December 31, 2004 was $0.033 million and $0.066 million, respectively. The restatement reflected in this Form 10-QSB/A had no effect on the income, net of tax, from discontinued operations or the net income for any of the comparative periods ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We experienced positive cash flows from operating activities for the six months ended December 31, 2005. Cash flows from operating activities of $1.85 million resulted primarily from income from continuing operations of $0.90 million, non-cash charges of $0.66 million, an increase in accounts payable of $0.29 million, an increase in accrued expenses and other current liabilities of $0.37 million, an increase in income taxes payable of $0.31 million and an increase in deferred revenue of $0.14 million, offset by increases in accounts receivable of $0.57 million and an increase in prepaid expenses and other current assets of $0.19 million. The restatement reflected in this Form 10-QSB/A had no effect on the net cash provided by (used in) operating activities, net cash used in investing activities, or net cash provided by financing activities for either of the comparative periods presented.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2005, the end of the period covered by this report. Based on that re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective. As further discussed below, in 2006, the Company’s management identified that a deficiency existed as of December 31, 2005 in the controls associated with the Company’s tax accounting and its provision to actual reconciliation process. In accordance with Auditing Standard No. 2 and consistent with PCAOB Release No. 2005-023 issued in November 2005, in determining whether a control deficiency existed at December 31, 2005, professional judgment must be applied to identify the cause of the misstatement, rather than merely attributing it to the period(s) affected. In this case, a cumulative error originated with respect to the Company’s tax provision in or before its fiscal year ended June 30, 2003. Accordingly, the Company’s management deems such control deficiency to be a material weakness in its controls and procedures. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

These errors had no effect on the Company’s results of operations or net cash flows for the quarter ended December 31, 2005 or for the years ended June 30, 2005 or 2004. The cumulative effect of these errors overstated the Company’s deferred tax assets by $243,974, taxes payable by $82,018, and retained earnings by $161,956 on balance sheets presented in the Company’s Form 10-QSB/A for the quarter ended December 31, 2005, filed on February 9, 2006.

Corrections to properly reflect the carrying values of the Company’s deferred tax assets, income taxes payable, and retained earnings for the quarter ended December 31, 2005 are reflected in this Form 10-QSB/A, as further discussed in Note 1A to the condensed consolidated financial statements. Corresponding corrections to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2005 have been filed on Form 10-QSB/A on May 25, 2006. Corresponding corrections to the Company’s financial statements for the fiscal years ended June 30, 2005 and 2004 have been filed on Form 10-KSB/A on May 25, 2006.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number Exhibit 10.1 Exhibit 10.2 Exhibit 10.3 Exhibit 11* Exhibit 31.1* Exhibit 31.2* Exhibit 32.1* Exhibit 32.2* _____ * Filed herewith.	Description of Exhibit

Amendment to Loan Documents, dated as of January 23, 2006
(Incorporated by reference to Exhibit 10.1 of Form 10-QSB/A filed on February 9, 2006)
Amended and Restated Committed Line of Credit Note, dated January 23, 2006
(Incorporated by reference to Exhibit 10.2 of Form 10-QSB/A filed on February 9, 2006)
Guaranty and Suretyship Agreement, dated January 23, 2006
(Incorporated by reference to Exhibit 10.3 of Form 10-QSB/A filed on February 9, 2006)
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