Form 10KSB
period 2006-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2006-09-28
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 1-16053

MEDIA SCIENCES INTERNATIONAL, INC.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0475073 (I.R.S. Employer Identification No.)

8 Allerman Road, Oakland, NJ (Address of principal executive offices)	07463 (Zip Code)

          Issuer’s telephone number: (201) 677-9311

          Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	AMEX

          Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $21,273,362.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on September 15, 2006 was $40,263,560.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of September 15, 2006, we had 11,131,363 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.

Back to Index

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

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

Back to Index

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Overview

Media Sciences is a leading manufacturer of consumables (supplies) for use in color business printers and industrial printers. Our products are a high-quality, lower cost, alternative to the printer manufacturers’ brand of supplies. Behind every Media Sciences product is The Science of Color™ – our proprietary process for delivering high quality products at the very best price while including a commitment to exceptional, highly responsive technical support and our longstanding industry leading warranty.

We sell and distribute our products through international, indirect sales channels including wholesalers, distributors and dealers. Approximately 82% of our revenues are generated in the United States, with the majority of our international sales generated in Western Europe. We have a concentration of sales with three customers representing 35% of our revenues.

Our growth has been, and will continue to be, a function of the growth of the overall business color printer market, expansion of our product line, and an increase in market share for our products.

Our business is derived from a single segment, that of imaging supplies.

Our Organizational History

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

On June 18, 1998, we acquired Cadapult Graphic Systems Inc., a privately-held New Jersey corporation formed on May 1, 1987 engaged in the business of providing computer graphics systems, peripherals, supplies and services to visual communicators and graphics professionals, in a transaction viewed as a reverse acquisition.

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

Back to Index

Media Sciences International, Inc. is a holding company and does not engage in substantive independent business operations. We conduct substantially all of our operations through our subsidiaries. Media Sciences International, Inc. has two wholly-owned operating subsidiaries: Media Sciences, Inc. and Cadapult Graphic Systems, Inc. Our wholly-owned subsidiary, Media Sciences, Inc., manufactures and distributes color printer supplies, including solid ink sticks and toner cartridges for use in Tektronix, Xerox, QMS-Minolta, Epson, Ricoh, Oki and other color printers. Media Sciences, Inc. also has a wholly-owned subsidiary, Media Sciences UK Limited, which was formed in February 2005.  Media Sciences UK Ltd. provides local resources to support and grow our Media Sciences distribution partners and end users in eastern and western Europe. Cadapult Graphic Systems, Inc., sells supplies directly to certain end users through our INKlusive color printer program and to those with whom we have a historical relationship.

As of September 15, 2006 we had 11,131,363 shares of common stock issued and outstanding, and no preferred shares outstanding.

We have not been subject to bankruptcy, receivership or any similar proceedings.

Industry and Market Overview

Color Business Printers

The office environment has been dominated by monochrome (black and white) printers for document printing. Over the past several years color printers have been introduced in the office for high impact communications where color presentation was critical. Today, the production of color documents in the office is less the exception and more the norm, and with many favorable market drivers, the use of color documents is expected to grow. The result – while monochrome printer shipments are flat to declining, color printer shipments are growing rapidly.

While monochrome printers are predominately based on laser technology, there are three significant technologies in color printing: inkjet, toner-based color laser and color solid ink.

Inkjet printers are typically very inexpensive to buy, print slowly, and produce their best images on expensive special papers. In general, they are expensive to operate. However, their low purchase price (sometimes almost free) has made them ubiquitous for home printing. As well, they are often found in small businesses where print volumes are low.

Where faster print speeds and lower cost of ownership are desired, color laser and color solid ink dominate. Color laser printers are very similar to monochrome laser printers, except they use four toner cartridges (cyan, magenta, yellow and black) instead of a single black cartridge. Color solid ink printers utilize a very different technology. These printers consume solid ink sticks, again in four colors. Solid ink sticks are like large crayons, which when placed into the printer, are melted and “jetted.” While color laser printers are available from almost all of the major printer vendors, only Xerox has been successful in commercializing solid ink for the office environment.

The adoption of color in the office has been facilitated by lower costs of acquisition such as sub-$1000 and sub-$500 color laser and solid ink printers along with increased print speeds, quality and reliability. In addition to the lower costs, favorable market dynamics are driving the use of office color printers. Primary contributors are the use of internet, which has broadened the acceptance of color communication, the “distribute and print” model, where digital document delivery is enhanced with localized printing as a way to shorten turn around times and reduce production costs as well as the dominance of color printing in the home and school.

Worldwide shipments of color laser and solid ink printers accelerated in 2003 through 2005 and are expected to grow steadily from just over 3.5 million units in 2005 to almost 8.5 million units in 2010 resulting in a compound annual growth rate of over 20% in that period of time (source: Lyra Research, Inc. Hard Copy Industry Advisory Service, First-Half 2006 Forecast). In addition, the 2005 – 2010 compound annual growth rate of worldwide color laser cartridge revenues is expected to be 30%, resulting in a $13 Billion expansion of those revenues. The related market for convenience color copiers and color Multi-Function Products, some of which are essentially color printers with additional capabilities such as scanning and copying, is expected to enjoy a blistering 2004-2009 compound annual growth rate of 55%.

Back to Index

Today, the dominant sources of color printer supplies are the printer manufacturers or Original Equipment Manufacturers (OEMs) themselves. These manufacturers discount the cost of the printer hardware to gain market share, in an effort to capture the recurring profitable revenue stream of supplies. Further their established brands and distribution often result in their product being the only option offered to a consumer.

Today, the aftermarket is robust for monochrome, remanufactured and new build toner cartridges. Approximately 32% of the monochrome cartridges purchased in 2005 were aftermarket cartridges. In contrast, only 7% of the color laser cartridges purchased in 2005 were aftermarket cartridges. The aftermarket for color cartridges has lagged monochrome’s adoption of aftermarket supplies, as the cost of color printers has remained high relative to monochrome printers, thereby sustaining a perception of risk when using an alternative to the printer manufacturer’s brand. With recent declines in the cost of office color printers, the perceived risk is diminishing and users are increasing their pace of adoption of aftermarket color printer supplies. Further, the monochrome aftermarket has benefited from Hewlett-Packard’s (HP®) dominance as it has allowed for a concentration of resources to be focused on relatively few products that address a significant portion of the market. While HP is the market leader in office color printers, the market is much more diffuse, requiring many more unique products to address an equally broad segment of the market.

Lyra Research estimates that the aftermarket share of color laser cartridge shipments will increase to almost 12% by 2010. As the market matures, we believe that the color market will ultimately mirror the monochrome market with the aftermarket achieving an aggregate share of shipments of 25-30%.

Industrial Printers

Industrial printers or so called “coders” are used in manufacturing environments to print date codes, lot codes, bar codes and other information on products and packaging. These coders are single “color” devices, but may print black, green, red, blue or other colors at any given time. These printers may also be used to apply invisible symbols or codes, or apply inks with special chemical or elemental markers to help verify the authenticity of goods, or to reduce the diversion of goods from one country or distribution point to another.

There are three primary printing technologies in the industrial space: solid ink, liquid ink and laser. The overall market is relatively flat, with some growth being seen in the area of laser coders. In general, there is an increasing move to radio frequency identification (RFID) technology to provide the benefits of visible marking and more. However, the use of RFID tags is generally in conjunction with a visible mark.

Industrial coders generally consume relatively high volumes of ink as they may run 24 hours a day, 365 days of the year. Because of the high volume, high speed manufacturing environments in which coders are present, they are a mission critical component in the manufacturing process. By way of example, a single candy bar line may have 1000 candy bars passing by the coder every minute. Consequently, the reliability of the coder and its inks are paramount.

As with the business color market, the primary source of supplies for these coders is the manufacturer of the coder itself. There are a few aftermarket companies that have successfully entered the liquid ink-jet space. Aside from the coder manufacturers, we are not aware of any other competition for our industrial solid inks. In the industrial marking space, as in the business color market, price is the primary reason for adoption of aftermarket supplies.

Growth Strategy

Media Sciences’ growth has been, and will continue to be driven by three factors: overall market growth, new product development and an increase in market penetration for its existing and new products. In addition, we are considering strategic acquisitions.

Back to Index

Overall market growth, new products and market penetration are all intimately interrelated. To understand this codependency, it is important to understand the lifecycle of a printer, and more specifically a color printer. Technology in general, and printers specifically, become obsolete over time. As an integral part of our planning process, we generally model three year “active” lives for color printers. That is, we assume that a printer sold in a particular period will be used for three years, and in that same period three years later, will be disposed of (the reality is that printers continued to be used to a lesser degree for years beyond the three). These models reflect the “bell curve” nature of each printer’s installed base. Media Sciences uses these models for budgeting, forecasting, and product development analysis.

When looking at market growth and new product development, it is important to understand that, because of the limited life of any one printer, in order to keep up with the market growth, new products must be brought to market to replace those that are “falling off.”

Based on our products available for sale at March 31, 2006, and assuming the three year lives discussed above, we believe we manufacture supplies for use in approximately 20% of the overall, active installed base (the “addressable” market) of business color printers. We call this our “available” market.

Our available market is dynamic and changes as a function of the timing of our product introductions versus introductions of new business color printers by the OEMs. The goal of our product development group is to increase the size of our available market, or said another way, to increase our share of the addressable market. To do so, we need to bring more products to market than are falling off. Our decision as to which products to bring to market is impacted by the size of a target installed base, the distribution required to bring those supplies to the market, the existence within our product line of supplies for use in other printers by that same OEM, the margin structure of the proposed product, the costs and time to develop the product. Consequently, we may bring products to market that target a very large installed base, or that may target a relatively small installed base.

Further, a vast majority of the business color market is toner based. As we seek to align our business with the broader addressable market, we expect increases in the size of our available market to be generated primarily from new color toner cartridge product introductions. As a result, we expect our growth of color toner cartridge revenues to outpace the growth of our solid ink revenues for the foreseeable future.

To increase the size of our available market, we have been, and will continue to expand our development resources. Over the last 12 months we approximately doubled our development staff under a new Director of Engineering and invested $500,000 to expand our analytical lab. We plan to continue to expand our development resources in both people and technology to accelerate our product development timeline, and the number of simultaneous projects under development at any given time. Our product development will focus on both expanding the number of products that we offer for use in a particular manufacturer’s printer line, as well as expanding the number of printer manufacturers that we target.

Concurrent with our goal of increasing our available market, we are focused on increasing our market share within our available market. We believe that we finished our Fiscal 2006 year with an aggregate 2.5% market share of our available market, and a 0.6% share of the addressable market. The goal of our sales and marketing efforts is to increase our market share within our available market.

Any combined growth of the addressable market, our available market and our market share would be multiplicative in its impact on our overall growth.

To augment our core strategy, Media Sciences may consider certain acquisitions. Acquisition targets may fall within one or two categories. The first category is the opportunity to accelerate the expansion of our development resources and competencies versus building these resources over time. Such acquisition targets may include chip development entities, toner manufacturing joint ventures, and cartridge engineering and design entities.

The second category of potential targets would be entities that could bring Media Sciences into new imaging markets or applications. Such acquisitions would allow Media Sciences to enter complementary markets where substantial barriers to entry currently exist. These acquisitions may increase our global business opportunity, diversify our business risks, and create synergies with our existing business, while leveraging our core competencies.

Back to Index

Potential acquisitions we might consider could be larger or smaller than our current market capitalization. We are currently evaluating the viability of certain potential acquisitions. We believe any acquisition should be almost immediately accretive to our cash flow. We provide no assurance that we will make any acquisitions or that if we do, that we will be successful in achieving our objectives.

Principal Products and Programs

Color Business Printers

Color business printers consume a number of supply items including toner cartridges or solid ink sticks, imaging units, fuser units and waste bottles. There are typically four toner cartridges or solid inks in a color printer: Cyan, Magenta, Yellow and Black. Through the combination of these four colors, printed pages with seemingly millions of colors can be produced. Media Sciences manufactures cyan, magenta, yellow and black solid inks and color toner cartridges.

Solid Ink.   We manufacture and distribute solid ink sticks for use in certain business color printers. Our solid inks offer the end user the opportunity to save 30-50% on their solid inks versus buying the Xerox® brand.

We manufacture solid ink for use in the following printers:

•	Tektronix® Phaser® 340, 350, 360, 840, 850
•	Xerox Phaser 860, 8200, 8400, 8500, 8550
•	Xerox WorkCentre® C2424 color multifunction device.

We currently offer solid inks for all of the business color solid ink printers currently available in the market. Consequently we have no new color solid ink product introductions planned at this time. However, as Xerox introduces additional solid ink printers, copiers or Multi-Function Products to the market, we intend to develop supplies for those devices.

Further, we have the capability to develop and produce specialty solid inks, including special colors and inks with markers for product authentication and security applications. While we have no such products planned for introduction, we are making this capability known, should one or more customers have a need for specialty inks.

Toner Cartridges.   We offer two lines of toner cartridges: Clearcase® color toner cartridges and our Premium line of toner cartridges. Our Clearcase and Premium lines cartridges are both newly manufactured, and both offer the end user the opportunity to save up to 30% on their color toner cartridges versus the OEM brand. However, our Clearcase cartridges feature a unique clear case allowing the user to see the color toner within the cartridge. We intend to migrate our Premium cartridges to the Clearcase line and to introduce all future color toner cartridges as Clearcase products.

We manufacture color toner cartridges for use in certain Tektronix, Xerox, Konica-Minolta®, Oki®, Epson®, Brother® and Ricoh® color printers as follows:

•	Clearcase — Our Clearcase line of toner cartridges are for use in the following printers:
•	Tektronix Phaser 560, 740, 750 and 780
•	Xerox Phaser 790, 7700, 6200 and 6250
•	Konica-Minolta (formally QMS®) Magicolor® 2300, 330, 3100 and 3300
•	Epson C900, C4000 and C4100
•	Brother HL4000 and HL4200
•	Ricoh 3800 and 7000 series

•	Premium Color Toner Cartridges — Our Premium color toner cartridges are for use in the following printers:
•	Xerox Phaser 1235, 2135 and 7300
•	Konica 7812, 7820 and 7830
•	Oki 5000, 7000 and 9000 series

Back to Index

INKlusive®.    Our INKlusive color printer program provides a customer with a business color printer or multifunction device, on-site service and a defined, regular shipment of ink or toner supplies, all for the cost of just the supplies. It is truly a free color printer program. Consequently, the INKlusive program provides the customer with one of the lowest costs of ownership of a business color printer in the industry today.

There are currently three versions of the program starting at $99 per month for two years through $199 per month for three years. The program has included both color toner and solid ink based printers and a solid ink based multifunction device. The program requires a 24 to 36 month commitment, and upon successful completion of the program, the printer is the customer’s to keep at no additional charge.

The INKlusive program is targeted at small businesses, education, not-for-profits and real estate agents and brokers. The program is advanced by our channel partners who receive a commission for each unit placed, and are encouraged to sell additional Media Sciences supplies to the customer. More information on the INKlusive program is available at www.inklusive.com.

Media Sciences offers this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we are paid in full for the printer and the two, or three, as the case may be, years of supplies. We recognize the revenue from the supplies as they are shipped over the term of the INKlusive agreement. Consequently, the difference in timing between receipt of payment for the supplies and those that are shipped gives rise to deferred revenue on our balance sheet.

For the year ended June 30, 2006 revenue recognized from the shipment of INKlusive supplies represented approximately 4% of our total revenues, up from 3% of revenues for the year ended June 30, 2005, and gave rise to an incremental $330,000 in deferred revenue which will be recognized as the supplies are shipped over the remaining terms of those INKlusive agreements. As of June 30, 2006, deferred revenue totaled $1.1 million as compared with $0.8 million as of June 30, 2005.

Industrial Printers

We manufacture solid ink for use in industrial marking, or coding, applications. These products include solid ink for use in the Markem 9000 and 5000 series coders. These products, available in two colors, black and blue, are sold under private label brands and offer a savings of up to 24-30% versus the Markem brand.

We have entered into a supply agreement with an industrial printer manufacturer. Under this agreement, we supply this manufacturer with solid ink sticks for the printers they manufacture and distribute. Our customer distributes these inks under their own brand.

Based on projected volumes over the next 12 months, we do not expect sales under this agreement to materially contribute to our revenues or earnings.

Branding

Media Sciences has adopted a tri-branding strategy for our products. Today, approximately 55% of our revenues are derived from the sale of “Media Sciences” branded products and programs. The balance of our revenues are derived from “white-box” and private brand revenues.

Under our white-box programs, we sell our products in a plain white box. Our customers may custom label these products for their customers, or sell them unmarked in a plain white box. Certain dealers prefer white-box products as they are trying to differentiate their product from their competitors. The result is analogous to the mattress industry where various stores market essentially the same mattress under various labels.

Back to Index

Our private brand program targets large, national or international entities that have developed significant brand equity and wish to extend their brand to our products. For example, certain large retail office supplies companies have stated that they have a strategic objective to expand the number of items in their stores carrying their brand. Under such a relationship we configure and package our products in custom packaging, typically designed by the customer. As a result, to support such a customer, we may have to produce and inventory in excess of 80 incremental four color boxes that reflect their branding. Therefore, we are careful about committing to these programs unless certain commitments are made by the customer to either guarantee certain minimum sales, or to be responsible for production costs, unused corrugate inventories and inventory obsolescence.

We are intent upon building the Media Sciences brand. We believe that by improving the recognition and value of the Media Sciences brand, we will be less susceptible to abrupt shifts in demand for our products as competition enters the market. We have a stated goal of increasing our Media Sciences branded business to 75% of our revenues, over the next four years.

Marketing and Sales Plans

As noted above, we believe we have an aggregate 2.5% market share for those printers that comprise our available market. Also noted above was the fact that over 30% of monochrome cartridges sold are aftermarket brands. The primary function of our sales and marketing efforts is to increase our share in our available market.

To increase share, we need to increase the number of end users buying our products. To achieve this, we have been and will continue to implement both channel and end user programs. We are focused on getting more dealers to carry and sell our product, and having more end users ask for our products.

We are in the process of building our sales teams both in the United States and in Europe. Over the last year we have doubled the number of sales personnel in the field, and we intend to double again the number of sales personnel in the field over the next 12 months. The mission of these sales personnel is to identify, recruit, train and grow new sales outlets for Media Sciences products, and to support and grow our existing partners. Such efforts include regular face to face visits, on-site training and promotional programs and joint sales calls.

The efforts of our sales team are reinforced by sales incentive programs for our channel partners. Our programs reward the growth in their Media Sciences business. In some instances overall business growth is rewarded, other programs reward growth of older products, and some programs reward sell through of individual items. Qualification for most of our sales incentive programs precludes partners from selling competitive products.

Our end user sales activities are primarily focused on Fortune 1000 companies and other large color printer installations. These activities, often executed in concert with a channel partner, include identifying large opportunities and pursuing them by consulting with the individual(s) within the target organization responsible for evaluating, selecting and purchasing color printer supplies, so that they can make an informed decision on Media Sciences as an alternative to the printer manufacturers brand of supplies. This support may include cost of ownership studies, reliability studies, and Media Sciences products to test and evaluate.

Our marketing strategy compliments our sales strategy and is embodied by four objectives :

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

Back to Index

The execution of the above strategy is multifaceted and is centered on three areas :

1)	Product Marketing
2)	Channel Marketing
3)	End User Marketing

Product marketing encompasses all product-centric marketing efforts including, but not limited to the identification of new product development targets, packaging, product pricing, and product specific collateral materials. We plan to expand our product line, ‘brand’ of our warranty, and improve the out-of-box experience with Media Sciences products. Our goal with our product marketing efforts is show our partners, potential partners and the end user that Media Sciences products are a quality alternative to the printer manufacturers’ brand.

Channel marketing encompasses all communications, efforts and programs centered on the identification, recruitment, training and growth of our channel partners. These efforts include product launches, regular communications via e-mail, mail, telephone and ‘webinars’, and channel programs such as our Clear Profits® program. The purpose of our channel marketing efforts is to build awareness of the market and our products within the channel, and to help our channel partners see the business opportunity presented by the sale of Media Sciences supplies. We strive to show channel partners how they can increase their profitability and customer satisfaction by selling Media Sciences supplies.

End user marketing is directed at the owners and users of office color printers and those responsible for purchasing supplies for these printers. Our efforts include direct mail, trade shows, advertising, end user endorsements, and public relations. The goal of these efforts is to build awareness, motivate trial of our products, and stimulate user conversions from OEM supplies to those we manufacture.

Distribution Methods of the Products and Programs

Our primary goal in building our distribution channels is to have our products readily available to the end users. Consequently, we look to mirror the distribution points of the printer manufacturers, and add additional, unique, distribution points that serve the cost-conscious end user. As a result, we sell through an international network of channel partners, including wholesalers, distributors, dealers, internet resellers, printer manufacturers and contract stationers. In certain instances, our products may go through up to three levels of distribution: wholesaler to distributor to dealer to end user. As the market for business color supplies matures, it is unlikely that the market will support this many levels of distribution. Consequently, we expect the distribution channels to “flatten” over time.

Our products are available in most parts of the world. However, approximately 82% of our sales are in the United States, with a majority of the balance of our sales in Western Europe. Our goal is to have our international sales represent no less than 30% of our revenues within two years, while continuing to aggressively grow our US sales.

Our INKlusive program is available only in the United States at this time. The program is marketed by Media Sciences branded product dealers, and by our subsidiary Cadapult. Dealers who refer end users into the INKlusive program are paid a commission upon consummation of a contract. Further, INKlusive customers are encouraged to return to the dealer who referred them into the program when they need supplies incremental to those automatically shipped under the program.

Competition

Media Sciences competes primarily with the original manufacturer of the printers for which we provide supplies, including Xerox, which sells printers under the Tektronix and Xerox brands, Konica-Minolta (formally QMS), Epson, Brother, Oki and Ricoh. These competitors use several tactics to limit the penetration of aftermarket supplies including remanufactured products and newly manufactured products such as those offered by Media Sciences. These tactics include protecting their technology through the use of patents, through the development of sales and marketing programs that provide for incentives to distribution channels that sell exclusively the printer manufacturers’ brand supplies, and through fear, uncertainty and doubt. Media Sciences competes with these manufacturers primarily by offering a compelling value proposition of quality, value (through lower end user costs and higher channel margins) and choice.

Back to Index

Media Sciences also competes with entities that remanufacture certain color toner cartridges which compete with Media Sciences’ newly manufactured cartridges. Remanufactured toner cartridges are often available at lower prices than the corresponding newly manufactured, Media Sciences toner cartridges. Media Sciences competes with these products based on quality, reliability, warranty and excellent product availability. Some remanufacturers choose to sell Media Sciences products to their customers rather than make the substantial investment in developing the technologies and processes necessary to remanufacture color toner cartridges.

Media Sciences buys certain color toner cartridges from a supplier on a non-exclusive basis. While we believe Media Sciences’ combination of distribution, warranty, channel programs, brand recognition and product breadth will allow us to compete well with others selling similar products, we may see increased competition for these particular products over time.

In the past, we observed some solid ink products entering the market from a Korean manufacturer. We compete with these products based on the quality of Media Sciences’ solid inks, our warranty, channel programs, brand recognition and product breadth and our extensive efforts to avoid infringement of the printer manufacturers’ intellectual property.

Research and Development

We direct our research, engineering and development efforts primarily toward developing new products and processes and improving existing product performance. We have five goals in product development:

•	Non-infringing
•	Highest quality
•	1st to market
•	Exclusivity
•	Lowest cost

For our solid ink products, all aspects of research, engineering and development are conducted by Media Sciences. This includes formulation and ink stick shape design. As such, we have control over product specifications, costs and development timelines. For our toner cartridge products, we currently partner with other firms for cartridge engineering and raw toner formulation and development. Consequently, we do not have the same level of control over color toner cartridge development that we have over our solid inks.

In order to better and more consistently achieve the above goals in our color toner cartridge development, we believe we need to build our engineering and development resources to lessen our reliance on external resources. Over the last 12 months we significantly upgraded and augmented our analytical capabilities, with specific attention to color toner analysis. We have also expanded our development personnel in this area.

Our planned expansion of development resources includes three key areas: color toner analysis and development, chip development and cartridge engineering. We plan to add personnel and supporting technology in each of these areas. For color toner development, our goal is to become a true development partner with our suppliers. In such a relationship, we will not only define the technical specifications of a desired toner, but suggest formulations and processes that we believe will result in a toner that meets those specifications. In the testing and troubleshooting phase of development, we will not only identify issues or problems, but suggest solutions as well.

For chip and cartridge development and engineering, our goal is to build our capabilities such that all aspects of engineering and development are executed internally by our development teams. While we may still choose to partner externally on selected development projects, highly strategic projects would be developed completely in-house. Consequently, we plan to add a number of technical personnel including project, mechanical, software, electrical and manufacturing engineers as well as the staff and technology to support these professionals.

Back to Index

Through the expansion of our color toner analysis and development, chip development and cartridge engineering resources, we expect to shorten our development times, bring products to market more quickly, and develop more products.

Research, engineering and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including conceptual formulation, design and testing of product alternatives, construction of prototypes, are expensed as incurred. For the years ended June 30, 2006 and 2005, our research, engineering and product development costs were approximately $1.1 million and $0.6 million respectively.

Intellectual Property

Although we believe the ownership of patents, copyrights, trademarks and service marks is an important factor in our business and that our success depends in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel. Our success depends, to a large extent, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, service mark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners with respect to our documentation and other proprietary information. We have registered certain trademarks in the United States and have applied for the registration of other trademarks in the United States. In 2004, we were granted certain patents in the United States, the terms of which are 14 years.

Dependence on Major Customers

In 2006, two customers each represented 14% of our net revenues and 17% and 20%, respectively, of accounts receivable at June 30, 2006. In 2005, one of these same large customers represented 11% of our net revenues and 3% of accounts receivable at June 30, 2005.

Principal Suppliers

In both 2006 and 2005, three vendors each represented at least 10% of our costs of goods sold. Only one of the 2005 vendors was a repeat in 2006. The three vendors in 2006 represented 42% of our cost of goods sold, with no single vendor accounting for more than 20%. The three vendors in 2005 represented 39% of our cost of goods sold, with no single vendor accounting for more than 13%.

Some key components and raw materials, including certain toners and electronic chips, may be obtained only from a single supplier or a limited group of suppliers, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Even where alternative sources of supply may be available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales.

Need for Government Approval

Not applicable.

Government Regulation

Not applicable.

Compliance with Environmental Laws

Not applicable.

Back to Index

Employees

We currently have 63 full-time employees, including 16 management level employees and two part time employees.

ITEM 2.   PROPERTIES

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

We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.

The table below sets forth the location, approximate square footage, approximate annual rent, use of each location and expiration date of each lease. The leases summarized in the table provide for moderate annual rental increases.

Location	Approximate Square Feet	Approximate Annual Rent	Use	Lease Expiration Date

8 Allerman Road	41,800	$ 300,000	Executive Offices,	September 30, 2009
Oakland, NJ 07436			Warehouse, and
			Manufacturing Facility

40 Boroline Road	15,400	$ 180,000	Former offices,	May 31, 2011
Allendale, NJ 07401			now being sublet.

Suite 216	300	$ 5,000	Office	Month-to-month
The Commercial Centrel
Picket Piece, Andover
Hampshire, SP11 6RU
United Kingdom

ITEM 3.   LEGAL PROCEEDINGS

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that our solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks. The suit seeks unspecified damages, injunctive relief, and fees. We believe that our inks do not infringe any valid U.S. patents. We intend to vigorously defend these allegations of infringement. The loss of all or a part of this lawsuit could have a material adverse affect on our operations. We recently submitted our answer and counterclaims in this action. We denied infringement and the validity of the patents in question. Further, we submitted counterclaims for breach of contract, unfair competition and trade libel. This action is in its very early stages, and is expected to take approximately two years to reach trial unless settled earlier.

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

Back to Index

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

The suit seeks recovery of the balance of unrecouped losses for third party damages that should have been covered under the umbrella insurance procured by our insurance broker but was not due to the aforementioned negligence and breaches of duty of care by our insurance broker. Pre-trial discovery is currently being conducted on this case and a tentative trial date is expected sometime during the summer of 2007.

Other than the above, as at June 30, 2006, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Back to Index

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

Fiscal Year	Quarter Ended	High	Low

2005	September 30, 2004	$2.00	$1.63
	December 31, 2004	$1.70	$1.39
	March 31, 2005	$2.40	$1.60
	June 30, 2005	$2.15	$1.60
2006	September 30, 2005	$2.00	$1.63
	December 31, 2005	$2.60	$1.69
	March 31, 2006	$4.09	$2.62
	June 30, 2006	$5.89	$3.91

Holders

The number of holders of record of our common stock as of September 15, 2006 was 288. At that date, there were approximately 2,000 beneficial owners of our common stock.

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

Transfer Agent

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

Back to Index

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 7, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-KSB.

EXECUTIVE SUMMARY

Media Sciences International, Inc. and Subsidiaries, collectively referred to as the “Company,” manufactures and sells solid ink and toner-based consumable products for use in business color printers. We distribute our products through an international network of dealers and distributors. We also sell directly to end users located in the United States through programs designed to foster our supplies business, such as our INKlusive free color printer program. In May 2005, we discontinued our electronic pre-press sales and service operations conducted by our subsidiary, Cadapult Graphic Systems, Inc. (“Cadapult”) (see Note 10 to Financial Statements.) Our corporate headquarters is located in New Jersey.

Net revenues, cost of goods sold, gross profit, gross margin, income from operations, net income, and diluted earnings per share are the key indicators we use to monitor our financial condition and operating performance. We also use certain non-GAAP measures such as earnings before interest taxes, depreciation and amortization (EBITDA) to assess business trends and performance, and to forecast and plan future operations.  The following table sets forth the key quarterly and annual GAAP financial measures we use to manage our business (in thousands, except per share data).

Fiscal 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net revenues	$4,776	$5,140	$5,396	$5,961	$21,273
Costs of goods sold	$2,483	$2,578	$2,664	$2,728	$10,452

Gross profit	$2,294	$2,563	$2,732	$3,233	$10,821
Gross margin	48.0%	49.9%	50.6%	54.2%	50.9%
Income from operations	$739	$773	$840	$917	$3,269
Operating margin	15.5%	15.0%	15.6%	15.4%	15.4%
Net income	$423	$455	$502	$749	$2,128
Diluted earnings per share	$0.04	$0.04	$0.04	$0.06	$0.18

Fiscal 2005
Net revenues	$4,444	$4,687	$4,101	$4,764	$17,996
Costs of goods sold	$2,657	$2,697	$2,373	$2,795	$10,523

Gross profit	$1,787	$1,989	$1,728	$1,969	$7,473
Gross margin	40.2%	42.4%	42.1%	41.3%	41.5%
Income (loss) from operations	$367	$461	($ 588)	$566	$806
Operating margin	8.3%	9.8%	-14.3%	11.9%	4.5%
Net income (loss)	$214	$276	($ 512)	($ 62)	($ 83)
Diluted earnings (loss) per share	$0.02	$0.03	($ 0.05)	($ 0.01)	($ 0.01)

Back to Index

RESULTS OF OPERATIONS

Net Revenues.   In fiscal 2006, consolidated net revenues increased by $3.3 million, or 18% to $21.3 million, from $18.0 million in fiscal 2005. Sales of color toner cartridges increased by about 39% over 2005 while sales of solid ink sticks increased approximately 18%. Direct sales of supplies, through our Cadapult subsidiary, decreased by approximately 37% as we focused on building sales through our indirect distribution channels. In fiscal 2005, consolidated net revenues increased by about $2.3 million, or 14% to $18.0 million. 2005 sales of color toner cartridges increased by 3% over 2004 while sales of solid ink sticks increased by approximately 50%.

Overall, our net revenue growth in both fiscal 2006 and 2005 was driven primarily by sales from new products introduced to the market, and to a lesser extent, an increase in market share for some of our existing products, and general continued growth of the installed base of color business printers that consume products we manufacture. During fiscal 2006 and 2005, the mix of both solid ink and color toner cartridges shifted from older models to newer models and reflected the introduction of a number of new products introduced that were primarily toner-based cartridge products. This trend is expected to continue as lower color printer prices encourage migration from older slower printers with higher service costs to newer, faster color printers with lower service costs.

The following summarizes the products we introduced in our fiscal 2006: In late September 2005, we started shipping color toner cartridges for the Oki 5000 series of color printers. In late December 2005, we started shipping solid ink sticks for the new Xerox Phaser 8500 and 8550, and color toner cartridges for the Ricoh 3800 and related engines. In mid-March 2006, we started shipping universal, high capacity cartridges for use in Xerox Phaser 7300, Oki 9300 and 9500, and Konica 7830 office color printers. In early April 2006, we started shipping high capacity cartridges for use in Xerox Phaser 6250, Konica Minolta magicolor 3300, Epson AcuLaser C4100 and Brother HL-4200CN office color printers, the first independently manufactured, new-build, office color toner cartridges featuring chip technology.

We expect the growth of color toner cartridge sales to continue to outpace the growth of solid ink product sales into fiscal 2007. Today, we offer products for a very small fraction of the toner-based color laser market. According to industry data, the toner-based color business printer laser market today is about twenty-five times larger than that of the color solid ink segment. Because our business strategy focuses on alignment of our development efforts with the broader business color market, our toner sales growth has and, we expect, will continue to outpace that of our solid ink for the foreseeable future. Media Sciences currently manufactures solid ink for use in all available color business solid ink printers. As a result, until new solid ink printers are brought to market, we have no new solid ink products to develop for the color business segment. Outside the color business segment, we continue to formulate solid inks for our growing industrial marking business.

Cost of Goods Sold.

Cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight – Despite an 18% increase in net revenues between 2005 and 2006, we were able to achieve a 4% decrease in our costs of goods sold, exclusive of depreciation and amortization, product warranty, and shipping and freight. This decrease was attributed to substantial yield improvements in our solid ink manufacturing, and the transition in our product line from very low margin, sourced toner cartridges to Media Sciences manufactured, higher margin Premium and Clearcase cartridges. Specifically, we benefited from the introduction in late fiscal 2005 of our Clearcase cartridges for the Phaser 6200, which replaced, previously sold, lower margin version of cartridges for that printer, and we benefited from the introduction in late fiscal 2006 of our Premium cartridges for the Phaser 1235 and 7300, which replaced previously sold, zero margin versions of cartridges for those printers. These favorable reductions in costs of goods sold were partially offset by increased prices of certain raw materials and their associated shipping costs. In our fiscal 2007, we do not expect to realize significant additional yield improvements in our solid ink production, nor do we have any further product transitions which will reduce our costs. Therefore, any further increases in raw material or inbound shipping costs may increase our product costs unless offset by other manufacturing efficiencies.

Back to Index

Depreciation and amortization – Depreciation and amortization associated with our manufacturing increased by $0.3 million or 121% in 2006 over 2005. This increase reflects the amortization of tool and die costs (3 year life) for toner cartridges developed and placed-in-service, as well as incremental depreciation and amortization associated with plant and equipment additions in 2006 and 2005. Some of the noted yield improvement associated with our solid ink manufacturing was the result of our capital spending in 2006. Manufacturing depreciation and amortization is expected to increase in fiscal 2007 due to anticipated additional investments in our plant and equipment and anticipated launches of new products for which we have incurred or expects to incur capitalized tool and die costs.

During the year ended June 30, 2006, we invested approximately $1.3 million in various fixed assets and leasehold improvements that will be depreciated over useful lives of three to seven years. During the preceding year ended June 30, 2005, we invested approximately $1.7 million in similar assets having comparable depreciable lives. These investments in our plant and equipment drove our greater year-over-year depreciation and amortization charges. Most of these capital expenditures were associated with manufacturing operations and thus the resultant depreciation and amortization was classified as a component of costs of goods sold. Depreciation and amortization associated with our non-manufacturing operations was classified as a separate component of selling, general and administrative expense.

Product warranty – Product warranty costs declined by $0.2 million or 22% in 2006 over 2005. We believe this decline is attributed to the improved quality of our products and our improved technical ability to distinguish a competitor’s products from our own and thus avoid processing warranty claims due to use of OEM or other competitive products. We believe that the substantial investments it has made in plant and equipments, including laboratory equipment, and in personnel, have been and will continue to be reflected in improved product quality and fewer fraudulent warranty claims. In our fiscal 2007, we expect to realize some further, though more moderate, declines in product warranty cost.

Shipping and freight – Outbound shipping and freight cost to customers increased by $0.3 million or 113% in 2006 over 2005. Net of reimbursements from customers, we effectively gave up this increase in costs as additional discounts to our customer in 2006. In fiscal 2007, we do not expect to increase shipping and freight costs as a percentage of net revenues.

Gross Profit.   2006 consolidated gross profit increased by $3.3 million or 45% to $10.8 million from $7.5 million in 2005. In 2006 our gross margin was 51% of net revenues as compared with 42% of net revenues in 2005. This 900 basis point increase in margin is attributed to substantial yield improvements in our solid ink manufacturing, a transition from low margin versions of cartridges to higher margin Clearcase and Premium cartridges, a decline in sales of low margin product in our Cadapult subsidiary, and a reduction in our product warranty costs. These favorable enhancements to our margins were partially offset by certain increases in our raw material costs, higher manufacturing depreciation and amortization costs, and greater costs of outbound shipping and freight.

In our fiscal 2007, we do not expect to realize significant additional yield improvements in our solid ink production, nor do we have any further product transitions which will reduce our costs. Therefore, any further increases in raw material or inbound shipping costs may decrease our margins unless offset by other manufacturing efficiencies. Further, we have in development several color toner cartridges which if launched are expected to carry margins that are lower than our fiscal 2006 margins. The impact on our margins will be a function of our sales volumes associated with these products. If we are successful with these new products, it is likely that our gross margins in 2007 may reflect some erosion.

Research and Development.   Research and development spending increased by $0.5 million or 73% in 2006 over 2005. This increase was driven by our initiatives to increase product breadth through the development and launch of new products. The increase in our research and development spending was broad-based. During 2006, we added new technical personnel and management to our research and development team. Also increased were research and development capital and operating expenditures as we accelerated the pace of new product development. Looking into fiscal 2007, we expect to increase our research and development spending both as a percentage of net revenues and on a year-over-year basis.

Back to Index

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation, amortization and 2005 non-recurring items (loss from sublease, moving expense, and impact of variable plan accounting) increased by $1.2 million or 24% in 2006 over 2005; represented 29% of 2006 and 28% of 2005 net revenues, respectively. Total selling, general and administrative expense, inclusive of depreciation, amortization and 2005 non-recurring items, increased by $0.4 million or 7% in 2006 over 2005; representing 30% of 2006 and 34% of 2005 net revenues, respectively. The increase in selling, general and administrative expense was primarily driven by greater compensation and benefits costs resulting from greater bonuses in 2006 under our performance-based pay incentives and hiring in 2006 of additional sales, marketing, and operations personnel. Selling, general and administrative expense also increased due to greater professional fee spending in 2006.

2005 selling, general and administrative expense included $0.55 million of non-recurring expenses that resulted from the move of our administrative and manufacturing facilities and $0.20 million in non-cash variable plan accounting compensation expense. In 2005, we terminated the cashless exercise provisions of our stock option plan. As a result, in 2006 it was no longer subject to variable plan accounting treatment. We do not anticipate further non-cash compensation charges until our adoption of FAS 123(R) in fiscal 2007. In fiscal 2007, we expect to increase our advertising, marketing, sales and administrative costs. However, we do not expect our selling, general and administrative expenses to increase as a percent of net revenues.

Depreciation and Amortization.    Non-manufacturing depreciation and amortization expense decreased by $0.06 million or 21% in 2006 over 2005. The decrease is attributed to asset retirements made in late 2005 associated with our discontinued use of our previous Allendale, New Jersey facility. In fiscal 2007, we expect selling, general and administrative depreciation and amortization to increase over 2006 levels, however, we do not expect it to increase substantially faster than our rate of revenue growth.

Interest Expense, net.   2006 interest expense decreased by $0.12 million or 69% to $0.06 million from $0.18 million in 2005. The decrease in interest expense was due to decreased borrowings, reduced borrowing costs, and greater interest income generated from our growing cash balances. In fiscal 2007, we expect our net interest expense to decrease as we generate greater interest income from our cash and cash equivalents and our debt levels remain modest. These expectations may change should we identify and complete any acquisitions during the year. We would anticipate funding any acquisitions with some reasonable level of debt financing. The level of potential debt associated with any acquisition would be dependent upon the cash flow characteristics of an acquisition target.

Income Taxes.   For the year ended June 30, 2006, we recorded an income tax expense from continuing operations of $1.1 million as compared with an income tax expense from continuing operations of $0.25 million for the year ended June 30, 2005. On a consolidated basis, after discontinued operations, we generated a net tax benefit for the year ended June 30, 2005 of $0.08 million. For the years ended June 30, 2006 and 2005, our effective tax rate was 34% and 39%, respectively. The effective aggregate state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities. The availability of tax credits associated with manufacturing and research and development activities, as well as exclusions, such as the Extraterritorial Income Exclusion, can result in an effective rate that is lower than the statutory rate.

In April 2006, we initiated a thorough review of our historic tax compliance. As a result, we identified that we had not historically taken advantage of all of the credits or income exemptions for which it was entitled. Further, we implemented certain other fundamental tax planning to reduce our current and future effective tax rate. As a result, we are in the process of amending a number of our prior year tax returns. The 500 basis point decrease in effective tax rates from 2005 to 2006 reflects the current year realization of the results of our tax planning and application of available credits and income exclusions. We expect our consolidated effective tax rate to remain at about 35% through fiscal 2007. This effective tax rate could significantly decline further should we decide to manufacture all or a portion of our products outside the U.S. in lower tax jurisdictions. We are still evaluating the viability of such a strategy and can make no assurances that it will either pursue such a strategy or, that if it does, that it will be successful in realizing the intended benefits.

Income from Continuing Operations.   For the year ended June 30, 2006, we earned $2.1 million from continuing operations or $0.19 per share basic and $0.18 fully diluted, as compared to the year ended June 30, 2005, where we earned $0.38 million from continuing operations or $0.04 per share basic and fully diluted.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

We experienced positive cash flows from operating activities for the years ended June 30, 2006 and 2005. 2006 cash flows from operating activities were $3.4 million, resulting from $2.1 million of income from continuing operations and add-back of net non-cash charges totaling $1.3 million. 2005 cash flows from operating activities of $0.16 million resulted primarily from income from continuing operations of $0.38 million and cash provided by discontinued operations of $0.30 million, net non-cash charges of $0.79 million, receipt of an insurance claim receivable of $0.50 million, cash received from landlord of $0.20 million, and an increase in deferred revenue of $0.78 million, offset by increases in accounts receivable of $0.56 million and in inventories of $0.92 million and a decrease in accounts payable of $1.3 million.

During 2006, our inventory levels increased by $1.3 million or 39% to $4.5 million at June 30, 2006. The increase in inventories was due to the increase in the number of products in our product line, increased sales, minimum order requirements necessary to secure advantageous pricing and the extended lead time from our Asian suppliers. In addition, we sought to increase certain inventory levels in order to assure an in-stock position on our products. An initiative is under way to maintain or reduce our inventory levels while increasing the breadth of our product line and while ensuring an in-stock position and advantageous pricing from our vendors.

Our most recent INKlusive program has generated positive cash flow since we are paid in advance for the ink to be shipped over a two year period, thus giving rise to deferred revenues. As of June 30, 2006, deferred revenue associated with the program totaled $1.1 million, a $0.3 million or 41% increase over the June 30, 2005 balance of $0.8 million. The continued ability of the INKlusive program to generate positive cash flow through increases in deferred revenue is a function of customer acceptance of future programs and the structure of the financing of those programs.

The cash we used in investing activities for the year ended June 30, 2006 included the purchase of equipment, tooling and leasehold improvements in the amount of $1.3 million, a decrease of $0.4 million or 22% from the comparable spend of $1.7 million in fiscal 2005. In fiscal 2007, we plan additional capital expenditures of approximately $0.9 million. We plan to finance these expenditures from cash generated by operations and, where appropriate, through the use of operating leases.

We have a revolving line-of-credit facility which provides for maximum borrowings of $3.0 million. As of June 30, 2006, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006 we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. The Amendments also modified certain financial covenants, which are described below. Borrowings bear interest at the bank’s Prime Rate (8.25% at June 30, 2006) and are payable on demand.

In March 2006, we entered into a five-year term note with our bank in the amount of $0.25 million that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal of $5,054. At June 30, 2006, this note had a remaining principal balance of $0.2 million. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

In July 2005, we entered into an equipment lease line of credit with $1.0 million in availability with the bank. Borrowings bear interest at a rate of approximately 1% over the bank’s Prime Rate, with terms of three to seven years. The bank will hold title to the equipment leased under the line of credit. Any unutilized balance on the line of credit expires on November 30, 2006.  In December 2005, we entered into an operating lease under this line, reducing the availability under the line by $228,682. This lease requires monthly payments of $3,453, for 72 months.

In March 2005, we entered into a five-year term note with our bank in the amount of $0.5 million that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At June 30, 2006, this note had a remaining principal balance of $0.4 million. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Back to Index

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

At no time since the inception of this loan agreement have we been in violation of these covenants.

On March 2, 2005, we sold 500,000 shares of common stock to an investor at $2.00 per share for net proceeds of $0.97 million. The proceeds were used for working capital.

We believe that we will be able to fund our cash requirements for the foreseeable future through a combination of internal cash generation, the revolving line-of-credit and the lease line of credit.

CAPITAL EXPENDITURES

We plan on various capital expenditures over the next twelve months of approximately $0.9 million. These expenditures will include toner cartridge tool and die development, evaluation printers, various quality assurance and development, instruments, various leasehold improvements, and equipment, upgrades to our information technology systems. In addition, we plan to acquire certain manufacturing equipment to scale our manufacturing capability and to increase productivity. We plan to finance these expenditures through internal cash generation and, where appropriate, through operating leases.

INFLATION

We have experienced increases in raw materials costs and the costs of shipping and freight to deliver those material and finished products to our facility over the last 12 months. While we have historically offset any inflation in operating costs through increased productivity and improved yield, the recent increases have impacted profit margins. We have embarked on a program to improve our procurement of raw materials. We believe this program will greatly mitigate the increases in raw material prices and shipping and freight costs that we have experienced.

Back to Index

SEASONALITY

Historically, we have not experienced any significant seasonality in our business. As we continue to grow our international business relative to our North American business, we may experience a more notable level of seasonality, especially during the summer months.

CRITICAL ACCOUNTING POLICIES

Use of Estimates
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in our specific circumstances. Application of the accounting principles requires our management to make estimates about the future resolution of existing uncertainties and that affect the reported amounts of assets, liabilities, revenues, and expenses, which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements giving due regard to materiality.

Revenue Recognition
Revenue is recognized at the point of shipment for goods sold, and ratably through the duration of INKlusive contracts (generally, two years) provided collection is reasonably assured. Net revenues include reimbursed shipping and freight expense. Provisions for rebates, product returns and discounts to customers are recognized as reductions in determining net revenues in the same period as the related revenues are recorded. Any sales or other taxes collected from customers are not reflected in the consolidated statements of operations but instead reflected as current obligations in the consolidated balance sheets until disbursed to the respective taxing authority.

Under our INKlusive program, we provide a customer with a business color printer or multifunction device, on-site service, and a defined, regular shipment of supplies (ink or toner), all for the cost of just the supplies. We offer this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we are paid in full for the printer and the two years of supplies. Consequently, the difference in timing between receipt of contract payment from the finance company and when the supplies are shipped gives rise to deferred revenue on our balance sheet. We amortize this deferred revenue liability and recognizes revenue ratably over the contract term as we ship supplies to the customer. The current and non-current components of the deferred revenue obligation are reflected in the consolidated balance sheets.

Services associated with the program do not represent a separate unit of accounting as we do not offer services separately from an INKlusive product supply commitment. Regardless, services are provided equally over the contract term in proportion to product shipments and revenue recognition under the program. We are not exposed to the credit risk of any individual customer in the INKlusive program.

Accounts Receivable and Allowance for Doubtful Accounts
We market our products to an international network of dealers and distributors. Credit is extended after a credit review by management, which is based on a customer’s ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. Certain exports of goods we produce in the United States are insured up to 90% of face value. Media Sciences International, Inc. has no significant concentrations of credit risks and generally does not require collateral or other security from its customers.

Back to Index

Inventories and Inventory Reserves
Inventories, consisting of materials, labor, manufacturing overhead, and associated in-bound shipping and freight are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. We review the adequacy of our inventory reserves on a quarterly basis. We review and set standard costs annually at current manufacturing costs in order to approximate actual costs. Our actual manufacturing overhead for a period is allocated between cost of goods sold and finished goods inventory based on calculated inventory turnover, adjusted for excess capacity.  Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials are recognized as current period charges. We write down inventory based on forecasted demand and technological obsolescence.  These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements.  Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

Warranty
We provide a warranty for all of our consumable supply products and under our INKlusive free color printer program. We warrant our products’ suitability for use in the intended printer models and that our products are free of defects that could cause damage to these printers. Costs covered under the product warranty include customary charges for the repair or replacement of the printer with an equivalent new or refurbished printer, at our sole discretion. The warranty does not cover damage to the product or a printer caused by accident, abuse, misuse, natural disaster, human error, unauthorized disassembly, repair, or modification. We believe that our product warranty is relatively liberal, providing, in most cases, broader and more complete coverage than that provided by the original equipment printer manufacturer. We account for the estimated warranty cost as a charge to product warranty, a captioned component of cost of goods sold, when revenue is recognized.  The estimated warranty cost is based on historical product performance and field expenses.  We update these estimated charges every quarter.  The actual product performance and/or field expense profiles may differ, and in those cases we adjust warranty accruals accordingly.

Contingencies and Litigation
We are named from time to time as a party to various legal proceedings.  While we currently believe the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, the results of complex legal proceedings are difficult to predict.  We would accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost to us. We have made no such accruals as of June 30, 2006.

Income Taxes
We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (FAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that our future taxable income will be sufficient to recover all of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against our remaining deferred tax assets.  This would result in an increase to our tax provision in the period in which we determined that the recovery was not probable.

On a quarterly basis, we provide for income taxes based upon an annual effective income tax rate. The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from these estimates, this could have a material effect on our financial condition and results of operations.

Back to Index

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Goodwill and Impairment
The excess of the purchase consideration over the fair value of the net assets of acquired businesses is considered to be goodwill. On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected.

In May 2005, we ceased certain sales operations under Cadapult. Specifically, we ceased all sales and service of pre-press computer graphics systems. We evaluated the goodwill resulting from the three Cadapult acquisitions and determined that the goodwill resulting from those acquisitions was fully impaired. Consequently, we incurred an impairment charge of approximately $0.88 million, which is reflected in the results from discontinued operations in our statement of operations for the year ended June 30, 2005. We have completed all transitional and annual impairment tests necessary to date and concluded that no other goodwill is impaired. We have remaining net goodwill and net acquired intangible assets of approximately $3.6 million at June 30, 2006. This goodwill resulted from the acquisition of substantially all of the assets of UltraHue, Inc.

Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future. Significant judgments are required to estimate the fair value of goodwill and intangible assets, including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates, foreign exchange rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” SFAS No. 123(R) which will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements.  In March 2005, the SEC issued SAB 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for us beginning in the first quarter of fiscal 2007. The adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations, financial position and cash flows. We are evaluating what pricing model to select upon adoption and the impact by financial statement line. Based on preliminary analysis, we believe the impact on our consolidated results of operations will not be materially greater than the pro forma impact disclosed under SFAS No. 123 in periods prior to adoption of SFAS No. 123(R).

Back to Index

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS No. 123(R). SAB 107 contains interpretive guidance relating to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB 107 and will be incorporating it as part of our adoption of SFAS No. 123(R) in the first fiscal quarter of 2007.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” (“Statement 154”). Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, Statement 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of Statement 154 is not expected have a material effect on our consolidated financial position, results of operations, or cash flows.

In March 2006, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),”(“EITF 06-3”). The guidance prescribes the disclosure of our accounting treatment of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, which includes, but is not limited to sales, use, value added and some excise taxes. Our accounting treatment of such taxes collected is to be made in our disclosure of significant accounting policies, in accordance with APB Opinion 22, “Disclosure of Accounting Policies”. The provisions of EITF 06-3 are effective for fiscal years beginning after December 15, 2006. We disclose our “net presentation” accounting policy in the “Revenue Recognition” caption of Note 1 of the consolidated financial statements, in compliance with the requirements of guidance prescribed by EITF 06-3. EITF 06-3 will not have an effect on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”—an interpretation of SFAS No. 109. FIN 48 will require us to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As used in this Interpretation, the term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We believe our accounting for income taxes currently complies with this interpretation. FIN 48 is not expected have a material effect on our consolidated financial position, results of operations or cash flows.

FACTORS AFFECTING RESULTS INCLUDING RISKS AND UNCERTAINTIES

The factors, risks and uncertainties should be considered by investors when reviewing any forward-looking statements contained in this report, in any of our public filings or press releases or in any oral statements made by us or any of our officers or other persons acting on our behalf. The important factors that could affect forward-looking statements are subject to change, and we disclaim any obligation or duty to update or modify any forward-looking statements.

If any of the following risks occurs, our actual results could differ significantly, and the trading price of our common stock could decline, and you may lose all or part of your investment. We have identified the material risks which we believe may affect our business and the principal ways in which we anticipate that they may affect our business or financial condition.

Back to Index

RISKS RELATED TO OUR CORE BUSINESS OPERATIONS

We are at a competitive disadvantage because we operate in a market that is dominated by companies that are the original manufacturers of printers for which we supply products. If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline.

The printer consumable industry is highly competitive on both a worldwide basis and a regional geographic basis. Our competitors and potential competitors range from large international original equipment printer manufacturers to numerous large and small providers of discounted remanufactured product. Our most formidable competition in the color business printer space is the incumbent original equipment printer manufacturer (OEM). Our OEM competitors include Xerox, Oki, Konica Minolta, and Epson. In most cases, these OEMs enjoy market shares well in excess of 95%; some with shares as high as 99%. These OEMs have certain inherent advantages due to the fact that they manufacturer the subject printers for which we produce competing solid ink and toner consumables. These OEM competitors also have much greater financial, technical, marketing, name recognition, and other resources. In addition, the OEMs can influence dealer, distributor, and ultimately customer choice through incentive and other programs that discourage sale or purchase of non-OEM products. We expect competition to increase in the future from existing competitors and a number of companies that may enter our existing or future markets. Increased competition could adversely affect our revenue and profitability through price reductions and loss of market share.

The principal competitive factors in our products include: product performance and quality, time to market, marketing and access to distribution channels, product warranty, customer services, and product design and price. If we do not sufficiently differentiate our products on these factors, our business, operating results and financial condition will suffer. Some of our current and potential competitors have substantially greater financial, technical, sales and marketing resources than we have. We may not be able to continue to compete successfully with our existing competitors or with new competitors.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of their current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share and production economies. Such competition could materially adversely affect our ability to sell our products on terms favorable to us. Further, competitive pressures and functionally competitive products could require us to reduce the price of our products, which could materially adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors and any failure to do so would have a material adverse effect on our business, operating results and financial condition.

We may need to change our pricing models to compete successfully.

The highly competitive markets in which we compete can put pressure on us to reduce the prices of our products. As a result, we may not be able to maintain our historical prices and margins, which could adversely affect our business, results of operations and financial condition. We believe that competition will increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on our operating results. Decreasing prices resulting from competition and technological changes require us to sell a greater number of products to achieve the same level of net revenues and gross profit. If this occurs and we are unable to attract new customers and sell increased quantities of products, our revenue growth and profitability could be adversely affected. Any broadly-based changes to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products.

Back to Index

We rely on a small number of suppliers to provide key components for our products.

Our manufacturing process requires a high volume of quality raw materials and components from third-party suppliers. Defective products received from these suppliers could reduce product reliability and harm our reputation. Our reliance on suppliers may result in product delays or price increases. We use some components that are not common to the rest of the personal computer and consumer electronics industries. Further, a number of our products utilize custom components. Some key components and raw materials (including certain toners and electronic chips), may be obtained only from a single supplier or a limited group of suppliers, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations.

We generally purchase raw materials, components and products using purchase orders and have no guaranteed supply arrangements with the suppliers. From time to time, vendors may cease to do business with us for various reasons, or change our terms and conditions. Any such termination or the implementation of such changes could have a material adverse impact on our financial results. The loss of, or change in, business relationship with key suppliers, could negatively impact our competitive position. Additionally, a merger or consolidation among our suppliers could result in price increases which would adversely impact our results of operations.

Even where alternative sources of supply may be available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse affect on our financial performance. Moreover, if actual demand for our products is different than expected, we may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of products. Any or all of these factors could materially and adversely affect our business, financial condition and results of operations.

We rely on indirect distribution channels and major distributors that we do not control.

We rely significantly on independent distributors and resellers to market and distribute our products. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. Some of our distributors and resellers maintain inventories of our products for resale to their customers. If distributors and resellers reduce their inventory of our products, our business could be adversely affected. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays or defaults could have a material adverse effect on our business, results of operations and financial condition.

Any failure to maintain on-going sales through distribution channels could result in lower revenues.

To date, we have sold our products principally through distributors and resellers. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining existing relationships and further establishing and expanding relationships with new distributors and resellers. It is possible that we will not be able to successfully expand our distribution channels, secure business with additional distributors and resellers on commercially reasonable terms or at all, and otherwise adequately continue to develop and maintain our existing distribution relationships. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. We need to carefully monitor the development and scope of our indirect sales channels and create appropriate pricing, sales force compensation and other distribution parameters. If we invest resources in these types of expansion and our overall revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected. Additionally, as we attempt to attract and penetrate additional distributors and resellers, we may need to increase corporate branding and marketing activities, which could increase our operating expenses. Accordingly, these efforts, if not sufficiently effective, may actually reduce our profits.

Back to Index

We are dependent on commercial delivery services for supply of raw materials and finished goods as well as delivery of our products to customers.

We generally ship our products in from our suppliers and to our customers by common carrier, including, but not limited to Concordia, DHL, FedEx, and United Parcel Service. If we are unable to pass on to our customers future increases in the costs of our commercial delivery services, our profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

Product Concentration – Our business derives revenues from a single group of similar and related products.

Our revenues are derived primarily from a single group of similar and related products, and a decline in demand or prices for these products or services could substantially adversely affect our operating results. We currently derive the majority of our revenues from the sale of solid ink sticks and toner consumables for color work group printers. We expect these products to continue to account for the majority of our revenues in the future. As a result, factors adversely affecting the pricing of or demand for such products, including difficult economic conditions, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition.

Our future growth is expected to be achieved through the development and introduction of new products, increasing market penetration of our existing products, and continuation of the trend in growth of color printing. There are substantial risks that we will be unable to realize any or all of this expected growth. Nor can we provide any assurance that new products we introduce will be successful in the market. All of our new product initiatives have substantial, entrenched OEM competitors with greater resources and experience in these product areas. There can be no assurances that all or any of these new products will be successful and contribute to profitability or growth.

Customer Concentration – Historically, a few customers have accounted for a large percentage of our revenues. The loss of a significant customer would significantly reduce our revenues.

Our customer base is relatively highly concentrated. Presently, three customers account for about 35% of our entire net revenues. For the foreseeable future, we expect to continue to have a relatively highly concentrated customer base. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or delay or cancel orders, we may not be able to replace the business. Any changing, rescheduling or canceling orders by these customers may result in a significant decline in our revenues and profitability. Major customers may also seek and on occasion receive pricing, payment terms or other conditions that are less favorable to us. In addition, certain customers may form strategic alliances or collaborative efforts that could result in additional complexities in managing individual customer relationships and transactions. These factors could have a material adverse effect on our business, financial condition and results of operations.

Product Warranty – Because we offer a liberal product warranty, expenses associated with the program could harm our revenues and substantially increase our costs.

We provide warranties for our products as to suitability for use in the intended printer models and that our products are free of defects that could cause damage to these printers. Costs covered under the product warranty include customary charges for the repair or replacement of the printer with an equivalent new or refurbished printer, at our sole discretion. We believe that our product warranty is relatively liberal, providing in most cases, broader and more complete coverage than that provided by the original equipment printer manufacturer.

Some of the products we offer are internally complex and, despite extensive testing and quality control, may contain defects. We may need to recall defective products if these defects are not discovered until after commercial shipments have been made, issue credits to customers, impair and dispose of substantial inventories, and may incur substantial product warranty and service costs if our products damage customer printers. Any product defects could also cause damage to our reputation and result in loss of revenues, product returns or order cancellations, lack of market acceptance of our products, as well as increase our product warranty or service costs. Accordingly, any product defects could have a material and adverse effect on our business, results of operations and financial condition.

Back to Index

In 2002, we conducted a product recall after manufacturing defects in certain solid ink sticks caused damage to some customer print heads. The recall and related warranty expense cost us approximately $5.0 million. Since then, we have made substantial improvements in testing and quality control processes. We cannot guarantee that the testing and quality control improvements we have implemented will be effective in preventing future recalls and similar or more substantial material adverse effects on our business and results of operations.

We are exposed to inventory risks.

We are exposed to inventory risks as a result of the rapid technological changes that affect the market and pricing for the products we sell. We seek to minimize our inventory exposure through a variety of inventory management procedures and policies. However, if there were unforeseen product developments that created more rapid obsolescence or if vendors were to change their terms and conditions, our inventory risks could increase. We also periodically take advantage of cost savings associated with certain opportunistic bulk inventory purchases offered by our vendors. These bulk purchases could increase our exposure to inventory obsolescence. We cannot guarantee that we will be successful in our efforts to mitigate our inventory risk and, in fact, many of the competitive and technological factors that drive this risk are beyond our control.

We are, and may become, involved in litigation, which could materially harm our business.

We are a party to legal proceedings that arise from time to time, involving our business, products or operations. We do not believe that any currently pending or threatened litigation, based on our assessment of merit, will have a material adverse effect on our financial condition. However, the litigation process is inherently expensive, uncertain and includes the risk of an unexpected, unfavorable result. Accordingly, it is possible in the future that the eventual outcome of litigation could materially and adversely affect our results of operations.

If we are unable to finance our INKlusive program, we may be required to use alternative sources of financing or attempt to self-finance these activities.

We depend on our current third-party financing sources to fund our INKlusive program. If either of our third-party financing vendors is unable to access the capital markets, ceases to operate as a finance company, or chooses not to participate in the financing of the INKlusive program, we may have to cease or scale-back our INKlusive program to the extent we are unable to self-finance the program. As a result, our revenues and operating results could be adversely affected.

Covenants in our debt instruments could trigger a default adversely affecting our ability to execute our business plan, our ability to obtain further financing, and potentially adversely affect the ownership of our assets.

Upon the occurrence of an event of default under any of our loan agreements, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable, and terminate all commitments to extend further debt. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our debt facilities and our other indebtedness or be able to implement our business plan. If we are unable to repay our outstanding indebtedness, the bank could foreclose on all of our assets. Accordingly, the occurrence of an event of default could have a material adverse affect on our financial position, results of operations, and our viability.

Our bank debt agreements contain financial and other covenants. Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our debt agreements. We have a revolving line of credit with a financial institution, whereby we can borrow funds, subject to availability of collateral. Borrowings under the credit line are collateralized by all of our assets. Although we currently have no outstanding balances under this line, we have several term notes with the same lender that are cross collateralized and contain cross default provisions with the revolving line-of-credit.

Back to Index

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development, potential acquisitions, or fulfill our future obligations.

Our ability to generate sufficient cash flow from operations to fund our operations and product development, including the payment of cash consideration in any potential acquisitions and the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to sell assets or raise equity or debt financings when needed or desirable. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR INTERNATIONAL BUSINESS AND SENSITIVITY
TO ECONOMIC CONDITIONS

Commodity price fluctuations may increase our cost of goods and adversely affect our results.

A large percentage of our products utilize petroleum, flax and soybean-based materials and paper and corrugated packaging. Volatility in the prices of these commodities could increase the costs of our products, which we may not be able to pass on to our customers, and thereby adversely effect our results of operations and cash flows.

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks. Expansion into international markets is important to our long-term success, and our inexperience in the operation of our business outside the U.S. increases the risk that our international expansion efforts will not be successful.

Net revenue outside the U.S. accounted for approximately 18% of our consolidated net revenue in fiscal 2006. These non-U.S. sales are primarily concentrated in Western Europe and are expected to grow at a rate faster than our U.S. business. We opened our first office outside the U.S. in January 2005, and have only limited experience with operations outside the U.S. Expansion into international markets requires management attention and resources. These risks could harm our international expansion efforts, which would in turn harm our business and operating results.

Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business may significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an unexpected adverse impact on our international revenue. If the value of the U.S. dollar relative to the European currencies were to significantly increase, it could have an unexpected adverse impact on our revenues, profits and other operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East, geopolitical instabilities on the Korean peninsula and other parts of Asia and a backlash against U.S. based companies may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

Currently, all of our toner-based products are sourced and assembled in foreign locations, particularly Japan, China, and Taiwan, which subject us to a number of economic and other risks.

Local laws in effect or that may be enacted in foreign jurisdictions may afford less protection to holders of our securities than those in effect in the United States.

We presently have one non-U.S. subsidiary, Media Sciences U.K. Limited, and we may have others in the future. These foreign subsidiaries are organized under the laws of their respective jurisdictions. Thus, holders of our securities should not conclude that assets and interests held by such foreign subsidiaries are subject to the same protections afforded similar entities incorporated in a United States jurisdiction.

Back to Index

Our earnings and growth rate could be adversely affected by changes in general economic conditions and uncertain geopolitical conditions.

Weak general economic conditions, along with uncertainties in geopolitical conditions, could adversely impact our revenue and growth rate and impair the value of our assets. In addition, our revenue, gross margin and earnings could deteriorate in the future as a result of unfavorable economic or political conditions.

RISKS RELATED TO OUR TECHNOLOGY AND THE NATURE OF OUR PRODUCTS

We operate in an industry characterized by increasingly rapid technological changes and our sales are dependent on the continued development of new technologies and products.

The markets for our products and services are characterized by: rapid technological change; increasing technical complexity of the products (i.e., new chemical toners, use of new smart chips, etc.); evolving industry standards; fluctuations in customer demand; changes in customer requirements; and frequent new product and service introductions and enhancements.

Our future success depends on our ability to continually enhance our current products and develop and introduce new products and services that our customers choose to buy. The timely availability of marketable new products is critical to our future success. We cannot guarantee that we will be successful in this effort. Our future success could be hindered by: delays in our introduction of new products and services; delays in market acceptance of new products and services or new releases of our current products and services; and our, or a competitor’s, announcement of new product or service enhancements or technologies that could replace or shorten the life cycle of our existing product and service offerings.

Execution risks associated with product development and introduction are significant and could reduce the demand for our products and the profitability of our operations.

Continuing improvements in technology mean frequent new product introductions, short product life cycles, and improvement in product performance characteristics. New product introductions present execution challenges and risks for us. If we are unable to effectively manage a product introduction, our business and results of operations could be unfavorably affected.

Our success is subject to many risks, including, but not limited to, our ability to timely and cost-effectively: (1) develop and market new products and price products appropriately; (2) improve existing products and increase market share in our existing markets; (3) expand into or develop related and new markets for our technology; (4) achieve market acceptance of, and accurately forecast demand and meet production schedules for, our products; (5) achieve cost efficiencies across product offerings; (6) adapt to technology changes in related markets; (7) adapt to changes in value offered by companies in different parts of the supply chain; (8) qualify products for volume manufacturing with our customers; and (9) successfully implement improvements in our manufacturing process. Furthermore, new or improved products may involve higher costs and reduced efficiencies compared to our more established products and could adversely affect our gross margins. In addition, we must successfully implement changes in our design engineering methodology, including changes that result in: significant decreases in material costs and cycle time; greater commonality of components and types of parts used in different products; and effective product life cycle management. If we do not successfully manage these challenges, our business, financial condition and results of operations could be materially and adversely affected.

We cannot guarantee that our products will achieve the broad market acceptance by our channel and entities with which we have a technology relationship, customers and prospective customers necessary to generate significant revenue. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

Back to Index

Our intellectual property and other proprietary rights could offer only limited protection. Competitors may use our technology, which could weaken our competitive position, reduce our revenues and increase our costs.

Our success depends, to a large extent, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, service mark, trade secret rights, and confidentiality procedures to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners with respect to our documentation and other proprietary information. Despite precautions we may take to protect our intellectual property, we cannot assure you that third parties will not try to challenge, invalidate or circumvent these safeguards. It is possible that other companies could successfully challenge the validity or scope of our current or future patents or that our competitors may independently develop similar technology, duplicate our products, or design around patents and other intellectual property rights that we hold. We also cannot assure you that the rights granted under our patents or attendant to our other intellectual property will provide us with any competitive advantages, or that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States. Failure to protect our intellectual property could materially adversely affect our business, operating results and financial condition.

Existing and future claims of intellectual property infringement against us could seriously harm our business because it could inhibit our ability to use certain technologies, divert our management efforts, result in costly litigation, and subject us to significant uncertainty regarding the ultimate outcome.

We are subject to legal proceedings and claims that arise in the ordinary course of our business, that our products infringe certain patent or other intellectual property rights. It is possible that third parties, including competitors, technology partners, and other technology companies, could successfully claim that our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. These types of claims, with or without merit, can cause costly litigation that absorbs significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims, with or without merit, could also cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements, and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. Under certain circumstances our suppliers may be contractually obligated to indemnify us against certain expenses, however those suppliers may ultimately be unable to meet their obligations. Further, by successfully challenging the validity of patents or other intellectual property, we may make it easier for other competitors to enter the market.

Because of technological changes in our industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain of our products, including products obtained through acquisitions, components, and business methods may unknowingly infringe existing patents of others. We attempt to ensure that products we develop or acquire, and our processes, do not infringe upon third party patents and other proprietary rights. We typically conduct as many as three independent intellectual property reviews as an integral part of our product development process: an extensive in-house review, a review by external council, and our key suppliers conduct their own review. Before product launch, these independent reviews are compared and reconciled. Despite these efforts, we cannot guarantee that this process will be effective in preventing the infringement of the patent rights of others.

We do not believe that any currently pending or threatened litigation, based on our assessment of merit, will have a material adverse effect on our financial condition. However, the litigation process is inherently expensive, uncertain and includes the risk of an unexpected, unfavorable result. Accordingly, it is possible in the future that the eventual outcome of litigation could materially and adversely affect our financial position and results of operations.

Back to Index

On June 23, 2006, Xerox Corporation filed a lawsuit against the Company alleging Media Sciences’ solid ink sticks for use in the Xerox® Phaser® 8500/8550 printers infringe, actively induces others to infringe, and/or contributorily infringes four patents held by Xerox concerning solid ink stick shape. Xerox seeks a preliminary and permanent injunction, a finding of willful infringement, damages (including treble damages), and costs. In August 2006, Media Sciences answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. Media Sciences believes the filing of this action by Xerox violates an agreement between the companies that was reached in resolution of similar litigation in 2001. We believe we have meritorious defenses and counterclaims and intend to pursue them vigorously. There can be no assurance, however, that we will be successful in our defense of this action. The loss of all or a part of this lawsuit could have a material adverse affect on our operations.

OTHER BUSINESS RISKS

Challenges of Growth – If we fail to manage our operations and grow revenues or fail to continue to effectively control expenses, our future operating results could be adversely affected.

The scope of our operations, the number of our employees and the geographic area of our operations and our revenues have grown rapidly. Our growth could place a significant strain on our managerial, operational and financial resources. To manage our current growth and any future growth effectively, we need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way.

We attribute most of our growth during recent years to the introduction of new products and general growth of the color work group printer market. We cannot assure you that this market we serve will continue to grow. We cannot assure you that we will be successful in developing and introducing new products or that any new products we may introduce will actually increase our revenue growth rate.

If we experience a shortfall in revenue in any given quarter, due to the fixed nature of many of our expenses, we may not be able to further reduce operating expenses quickly in response. Any significant shortfall in revenue therefore could immediately and adversely affect our results of operations for that quarter. Accordingly, our revenue growth, profitability and cash flows from operating activities could be lower than in recent years.

If we are unable to attract and retain key executive and management personnel, we may not be able to manage and execute our business plan.

Our success depends, in large part, upon the services of a number of key employees. Other than our founder and CEO, Michael W. Levin, who has an employment agreement and for whom we maintain a key-person life insurance policy, our executive officers and key employees are at-will employees and are not covered by key-person life insurance policies. Competition for these types of employees is intense, and it is possible that we will not be able to retain our key employees and that we will not be successful in attracting, assimilating and retaining qualified candidates in the future.

Further, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect our business. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, mandate, among other things, that companies adopt new corporate governance measures and impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members and impose increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. In addition, regulations adopted by stock exchanges require comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will make it more difficult and more expensive for us to obtain director and officer (D&O) liability insurance in the future. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties that cannot be addressed with D&O insurance.

Back to Index

If we lose key personnel or cannot hire enough qualified employees, it will adversely affect our ability to manage our business, develop, acquire new products and increase revenue.

The effective management of our growth could depend upon our ability to retain our highly skilled technical, managerial, finance and marketing personnel. If any of those employees leave, we will need to attract and retain replacements for them. To achieve our growth objectives, we also need to add key personnel in the future. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers. We might not attract and retain enough qualified personnel to support our anticipated domestic or international growth and our increasingly complex product offerings.

Furthermore, we may need to hire additional personnel to develop new products, product enhancements and technologies. If we cannot add the necessary staff and resources, our ability to develop future products could be delayed. Similarly, we may need to hire key personnel in connection with potential future acquisitions. If we cannot retain and add the necessary staff and resources for these acquired businesses, our ability to develop acquired products, markets and customers could be delayed. Any such delays could have a material adverse effect on our business, results of operations and financial condition.

We may incur substantial additional costs to motivate, attract, and retain key employees

As a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payments,” which begins in our first quarter of fiscal 2007 (ending September 30, 2006), we will record a charge to earnings for all equity-based compensation, such as stock options and restricted stock awards granted to employees. This requirement reduces the attractiveness of granting equity-based compensation as the expense associated with these grants will decrease our profitability. If we do not successfully attract, retain and motivate key employees as a result of these or other factors, our operating results and ability to capitalize on our opportunities may be materially and adversely affected.

In addition, regulations adopted by AMEX and certain other exchanges require stockholder approval for new equity compensation plans and significant amendments to existing plans, including increases in shares available for issuance under such plans, and prohibit member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions. These regulations could make it more difficult for us to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

If we become subject to unfair hiring claims, we could be prevented from hiring needed employees, incur liability for damages and incur substantial litigation costs in defending ourselves.

Companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring employees or cause us to incur liability for damages. We could also incur substantial costs in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves from these claims could also divert the attention of our management away from our operations.

Disruption of our operations at our corporate headquarters could negatively impact our results of operations.

Although we have multiple sales office locations in the United States and an office in Western Europe, essentially all of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development, manufacturing and administrative support functions, are presently located at our corporate headquarters in Oakland, New Jersey. The occurrence of natural disasters or other unanticipated catastrophes could cause interruptions in our operations. Extensive or multiple interruptions in our operations due to natural disasters or unanticipated catastrophes could severely disrupt our operations and have a material adverse effect on our results of operations.

Back to Index

RISKS RELATED WITH OUR INFORMATION TECHNOLOGY

Because our business relies upon a variety of computer systems to operate effectively, the failure or disruption of, or latent defects in, these systems could have a material adverse effect on our business.

We depend on our information technology and manufacturing infrastructure to achieve our business objectives. The effectiveness and efficiency of our operations depend on a variety of information systems, including e-mail, enterprise resource planning, electronic data interchange, customer resource management and e-commerce systems, and financial accounting. Disruption in the operation of these systems, or difficulties in maintaining or upgrading these systems, could have a material adverse effect on our business. An infrastructure disruption could cause us to lose customers and revenue, and could require us to incur significant expense to eliminate these problems and address related security concerns. The harm to our business could be even greater if it occurs during a period of disproportionately heavy demand. Difficulties that we have encountered, or may encounter, in connection with our implementation and use of our computer systems, including human error or our reliance on, or a failure or disruption of, or latent defects in, such systems, could adversely affect our order management and fulfillment, financial reporting and supply chain management processes, and any such difficulties could have a material adverse effect on our business.

The success of our business depends on the continuing development, maintenance and operation of our information technology systems.

Our success is dependent on the accuracy, proper utilization and continuing development of our information technology systems, including our business application systems, Web servers and telecommunications network. The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, affects, among other things, our ability to:

•	conduct business with our customers;
•	manage our inventory and accounts receivable;
•	purchase, sell, ship and invoice our products efficiently and on a timely basis; and
•	maintain our cost-efficient operating model.

The integrity of our information technology systems is vulnerable to certain forms of disaster including, but not limited to, natural disasters such as tornadoes. While we have taken steps to protect our information technology systems from a variety of threats, including computer viruses and malicious hackers, there can be no guarantee that those steps will be effective. Furthermore, although we have redundant systems at a separate location to back up our primary application systems, there can be no assurance that these redundant systems will operate properly if and when required. Any disruption to or infiltration of our information technology systems could significantly harm our business and results of operations.

We have operations, clients, and vendors throughout the world. Our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity, such as computer “hacking” or the introduction of a virus into our computer systems, could significantly interfere with our business operations.

RISKS RELATED TO ACQUISITIONS AND ALLIANCES

We are exposed to risks associated with acquisitions.

From our inception in May 1987, we have made a number of strategic acquisitions. In connection with acquisitions completed prior to June 30, 2006, we recorded approximately $4.9 million as intangible assets and goodwill, of which approximately $0.4 million had been amortized and $0.9 million written off. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines and/or technologies. Our growth is dependent upon market growth, growth in market share, our ability to enhance existing products and services, and our ability to introduce new products on a timely basis.

Back to Index

In the future we expect to acquire, or make significant investments in, businesses to achieve our strategic objectives. While we expect to carefully analyze each potential acquisition before committing to the transaction, we may not be able to integrate and manage acquired products and businesses effectively. We cannot assure anyone that our previous acquisitions or any future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize synergies expected to result from an acquisition; (4) failure to commercialize purchased technologies; (5) ineffectiveness of an acquired company’s internal controls; (6) impairment of acquired assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (7) unknown, underestimated and/or undisclosed commitments or liabilities, including those related to an acquired company’s product quality or unauthorized use of a third-party’s intellectual property; (8) substantial unanticipated costs; (9) material product liability or intellectual property liability associated with the sale of the acquired company’s products; (10) failure to integrate and retain key employees; and (11) ineffective integration of operations. Mergers and acquisitions are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

In addition, acquisitions also expose us to the risk of claims by terminated employees, shareholders of the acquired companies or other third parties related to the transaction. If we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. In a number of our acquisitions, we have agreed to make future payments, or earnouts, based on the performance of the businesses we acquired. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business of certain specified bookings, revenue, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt. Any of these events could have a material adverse effect on our business, operating results and financial condition.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our financial condition and results of operations.

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended June 30, 2005, we took an asset impairment charge of $0.9 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $3.6 million at June 30, 2006, so if we are required to take such additional impairment charges, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future. Significant judgments are required to estimate the fair value of goodwill and intangible assets, including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates, foreign exchange rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value.

Back to Index

REGULATORY RISKS

We cannot provide any assurance that current laws, or any laws enacted in the future, will not have a material adverse effect on our business.

Our operations are subject to laws, rules, regulations, including environmental regulations, government policies and other requirements in each of the jurisdictions in which we conduct business. Changes in and compliance with such laws, rules, regulations, policies or requirements could result in increased costs, the need to modify our products and could affect the demand for our products, which may have an adverse impact on our future operating results. If we do not comply with applicable laws, rules and regulations, we could be subject to costs and liabilities and our business may be adversely impacted.

Our operating results could be adversely affected as a result of changes in our effective tax rates.

As a U.S. based multinational company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future tax rates could be affected by changes in the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States statutory tax rate;
•	An increase in expenses not deductible for tax purposes, including certain stock compensation, write-offs of acquired in-process research and development and impairment of goodwill;
•	Changes in the valuation of our deferred tax assets and liabilities;
•	Changes in tax laws or the interpretation of such tax laws; or
•	New accounting standards or interpretations of such standards.

Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Accordingly, forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations.

Significant judgment is required in determining our provision for income taxes. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. We provide for tax liabilities on our Consolidated Balance Sheets unless we consider it probable that additional taxes will not be due. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of such issues. In addition, we cannot assure you that such amounts will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.

Changes in accounting regulations and related interpretations and policies, could cause us to recognize lower revenue and profits.

Policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, income taxes, facilities consolidation charges, allowances for doubtful accounts and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements. Some of these matters are also among topics currently under re-examination by accounting standard setters and regulators. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

Back to Index

If we are required to remit significant payroll taxes, it will have an adverse impact on our future financial results.

When our employees exercise certain stock options, we are subject to employer payroll taxes on the difference between the price of our common stock on the date of exercise and the exercise price. These payroll taxes are determined by the tax rates in effect in the employee’s taxing jurisdiction and are treated as an expense in the period in which the exercise occurs. During a particular period, these payroll taxes could be material, in particular if an increase in our stock price causes a significant number of employees to exercise their options. However, because we are unable to predict our stock price, the number of exercises, or the country of exercise during any particular period, we cannot predict the amount, if any, of employer payroll tax expense that will be recorded in a future period or the impact on our future financial results. Stock price increases make it more likely that option holders will exercise their options and, accordingly, that we would incur higher payroll taxes.

Changes in financial accounting standards related to share-based payments are expected to have an adverse impact on our reported results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a very complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards and is effective as of July 1, 2006 for us. The adoption of the new standard is expected to have an adverse impact on our reported results of operations for periods after its implementation. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current financial accounting standards. This requirement will reduce our net operating cash flows and increase net financing cash flows in periods after implementation of the new standard. Additionally, SFAS No. 123(R) could adversely impact our ability to provide accurate financial guidance concerning our expected results of operations on a GAAP basis for periods after its effectiveness due to the variability of the factors used to estimate the values of share-based payments. As a result, the adoption of the new standard in the first quarter of our fiscal 2007 could negatively affect our stock price and our stock price volatility.

Furthermore, the application of SFAS No. 123(R) requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how SFAS No. 123(R) will be interpreted and applied as more companies adopt the standard and companies and their advisors gain more experience with the standard.

There is a risk that, as we and others gain experience with SFAS No. 123(R) or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to correct the charges taken in prior periods.  Any such corrections of charges taken in a prior period could negatively affect our results of operations, stock price and our stock price volatility.

Failure to maintain effective internal control over financial reporting may materially adversely impact our business.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

Back to Index

We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Pursuant to the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting; as such standards may be modified, supplemented or amended from time to time. Beginning during our fiscal year ending June 30, 2008 and annually thereafter, our Form 10-KSB or Form 10K must include a report of our management’s assessment of the adequacy of such internal control, and our independent registered public accounting firm must publicly attest to the adequacy of management’s assessment and the effectiveness of our internal controls. Ongoing compliance with these requirements is complex, costly and time-consuming. If we fail to maintain an effective internal control over financial reporting, if our management does not timely assess the adequacy of such internal controls, or if our independent registered public accounting firm does not timely attest to the evaluation, we could be subject to regulatory sanctions and the public’s perception of Media Sciences may decline and the trading price of our stock could drop significantly.

RISKS OF OWNING OUR COMMON STOCK

Securities analysts’ or investors’ expectations may not be met or exceeded, resulting in a decline in our stock price.

If our revenues, operating results, earnings or outlook are below the levels expected by investors or securities analysts, our stock price is likely to decline. Moreover, even if our total revenues meet investors’ and securities analysts’ expectations, if a component of our total revenues or operating results does not meet these expectations, our stock price may decline.

Deviations from expectations may be the result of unreasonable or aggressive analyst or investor expectations and/or result from fluctuations in our revenues and operating results. We may experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders;
•	potential fluctuations in demand or prices of our products and services;
•	the rate of customer acceptance of our new or existing products or the acceptance of such products expected to be introduced in the future, and any delays in our launch of new products or delays in orders caused by customer evaluations of these new products;
•	periodic difficult economic conditions, particularly affecting the technology industry, as well as economic uncertainties arising out of possible future terrorist activities; military and security actions in Iraq and the Middle East in general; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that we may have product supply issues or that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;
•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in western Europe if the Euro or Pound Sterling were to weaken significantly against the U.S. dollar;
•	the performance of our international business, which accounts for approximately 18% of our consolidated revenues;
•	changes in the mix of products and services that we sell or the channels through which they are distributed;
•	changes in our competitors' product offerings, marketing programs and pricing policies;
•	any increased price sensitivity by our customers, particularly in the face of increased competition, including the availability of competitive illegally imported infringing product;
•	our ability to develop, introduce and market new products and initiatives, on a timely basis and whether any such new products are competitive or accepted in the market;
•	the lengthy sales cycle for some of our distribution agreements, particularly with regard to government contracts or branded retail distribution agreements, which typically involve more comprehensive qualifications and negotiations process and may require more detailed customer evaluations;
•	our ability to control costs and expenses;
•	loss of key personnel or inability to recruit and hire qualified additional or replacement key personnel;

Back to Index
•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;
•	the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;
•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill;
•	the terms, timing and dilutive impact of financing activities;
•	technological changes in printers that comprise our current and potential market;
•	technological changes in toner and solid ink manufacturing; and
•	the ability of our products to satisfy market needs from a technical, performance, price and quality perspective.

Our stock price has been volatile, and you could lose the value of your investment.

Our stock price has been volatile and has fluctuated significantly in the past and your investment in our stock could lose some or all of its value. For example, during the past twelve months, the closing sales price of our common stock has fluctuated from a high of $5.89 per share to a low of $1.63 per share. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors.
•	announcements by us or our competitors of new products, product improvements, significant contracts, commercial relationships or capital commitments.
•	the emergence of new sales or distribution channels in which we are unable to compete effectively.
•	our ability to develop and market new and enhanced products on a timely basis.
•	commencement of, or our involvement in, litigation.
•	recommendations by securities analysts or changes in earnings estimates.
•	announcements about our earnings that are not in line with analyst expectations.
•	general economic conditions and slow or negative growth of related markets.

The stock market in general and the market for small market capitalization technology companies in particular have experienced extreme price and volume fluctuations. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance. Our fluctuating stock price also carries other risks, including the increased risk of shareholder litigation.

Our officers, directors and affiliates beneficially own approximately 35% of the outstanding shares of common stock, allowing these shareholders to influence matters requiring approval of the stockholders.

As of June 30, 2006, our officers, directors and affiliates beneficially owned shares of our common stock representing approximately 35% of our voting stock. As a result of such ownership, and potential increased ownership, by our officers and directors, other investors will have limited control over matters requiring approval by the stockholders, including the election of directors. Such concentrated control may also make it difficult for you to influence corporate matters, and our management may take actions that our stockholders do not view as beneficial.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Future cash dividends on the common stock, if any, will be at the discretion of our board, and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions imposed by lending or other agreements, and other factors that the board may consider important.

Back to Index

We have authorized a class of preferred stock which may alter the rights of common stock holders by giving preferred stock holders greater dividend rights, liquidation rights and voting rights than our common stockholders have.

Our board is empowered to issue, without stockholder approval, preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. Our Certificate of Incorporation, as amended, authorizes a class of 5,000,000 shares of preferred stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

Anti-takeover defenses in our governing documents and certain provisions under Delaware law could be dilutive and prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock.

Our governing documents and certain provisions of the Delaware General Corporation Law could make it difficult for another company to acquire control of our company. Our certificate of incorporation allows our board to issue, at any time and without stockholder approval, preferred stock with voting rights or such other rights, preferences and terms as it may determine. Also, Delaware law generally prohibits a Delaware corporation from engaging in any business combination with a person owning 15% or more of its voting stock, or who is affiliated with the corporation and owned 15% or more of its voting stock at any time within three years prior to the proposed business combination, for a period of three years from the date the person became a 15% owner, unless specified conditions are met. All or any one of these factors could limit the price that certain investors would be willing to pay for shares of our common stock and could delay, prevent or allow our Board of Directors to resist an acquisition of our company, even if the proposed transaction were favored by independent stockholders.

Back to Index

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Index

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheets of Media Sciences International, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Sciences International, Inc. and Subsidiaries as of June 30, 2006 and 2005, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
August 14, 2006

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	As of June 30,
	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$1,485,399	$611,016
Accounts receivable, net	2,387,991	2,175,512
Inventories, net	4,454,997	3,196,323
Deferred tax assets	271,970	959,910
Prepaid expenses and other current assets	371,684	308,822

Total Current Assets	8,972,041	7,251,583

PROPERTY AND EQUIPMENT, NET	2,580,472	2,058,251

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Other assets	78,627	63,911

Total Other Assets	3,662,858	3,648,142

TOTAL ASSETS	$15,215,371	$12,957,976

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank line of credit	$—	$1,620,233
Current maturities of long-term debt	150,000	100,000
Accounts payable	910,853	1,254,921
Accrued compensation and benefits	690,153	128,413
Other accrued expenses and other current liabilities	667,491	14,019
Income taxes payable	475,072	295
Accrued product warranty costs	230,437	291,733
Deferred revenue	740,632	526,853

Total Current Liabilities	3,864,638	3,936,467

OTHER LIABILITIES:
Long-term debt, less current maturities	464,450	375,000
Deferred rent liability	299,907	341,988
Deferred revenue, less current portion	396,620	280,418
Deferred tax liabilities	165,330	404,099

Total Other Liabilities	1,326,307	1,401,505

TOTAL LIABILITIES	5,190,945	5,337,972

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value
Authorized 1,000,000 shares; none issued	—	—
Common Stock, $.001 par value
Authorized 20,000,000 shares; issued 11,131,363 shares
in 2006 and 10,953,606 shares in 2005	11,131	10,954
Additional paid-in capital	10,210,132	9,753,405
Cost of common stock in treasury, 54,577 shares in 2005	—	(112,913)
Deferred stock-based compensation	(292,996)	—
Retained earnings (accumulated deficit)	96,159	(2,031,442)

Total Shareholders' Equity	10,024,426	7,620,004

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,215,371	$12,957,976

See accompanying notes to consolidated financial statements

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2006	2005

NET REVENUES	$21,273,362	$17,995,849

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization,
product warranty, and shipping and freight	8,535,397	8,924,730
Depreciation and amortization	524,935	238,137
Product warranty	873,004	1,115,914
Shipping and freight	519,117	243,730

Total cost of goods sold	10,452,453	10,522,511

GROSS PROFIT	10,820,909	7,473,338

OTHER COSTS AND EXPENSES:
Research and development	1,090,243	629,241
Selling, general and administrative, excluding depreciation, amortization, loss from sublease, moving expenses and
impact of variable plan accounting	6,239,439	5,012,432
Depreciation and amortization	222,113	281,719
Loss from sublease and moving expenses	—	545,128
Impact of variable plan accounting	—	199,296

Total other costs and expenses	7,551,795	6,667,816

INCOME FROM OPERATIONS	3,269,114	805,522

Interest expense, net	55,436	179,385

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,213,678	626,137
Provision for income taxes	1,086,077	245,696

INCOME FROM CONTINUING OPERATIONS	2,127,601	380,441

LOSS FROM DISCONTINUED OPERATIONS	—	(789,193)
Benefit for income taxes	—	(325,414)

LOSS FROM DISCONTINUED OPERATIONS	—	(463,779)

NET INCOME (LOSS)	$2,127,601	$(83,338)

BASIC EARNINGS (LOSS) PER SHARE
Income from continuing operations	$0.19	$0.04
Income (loss) from discontinued operations	—	(0.05)

Net income (loss)	$0.19	$(0.01)

DILUTED EARNINGS (LOSS) PER SHARE
Income from continuing operations	$0.18	$0.04
Income (loss) from discontinued operations	—	(0.05)

Net income (loss)	$0.18	$(0.01)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS (LOSS) PER SHARE
Basic	11,016,726	10,259,423
Diluted	11,593,114	10,259,423

See accompanying notes to consolidated financial statements

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Treasury	Retained Earnings	Deferred Stock-Based	Total Shareholders'
	Shares	Amount	Capital	Stock	(Deficit)	Compensation	Equity

BALANCES, JUNE 30, 2004	9,857,210	$9,858	$7,837,948	$(20,832)	$(1,948,104)	$—	$5,878,870

Sale of common stock, net of expenses	500,000	500	974,500	—	—	—	975,000
Issuance of common stock for
exercise of stock options	287,396	287	275,836	(92,081)	—	—	184,042
Issuance of common stock for
exercise of stock warrants	309,000	309	452,666	—	—	—	452,975
Impact of variable plan accounting	—	—	212,455	—	—	—	212,455
Net loss	—	—	—	—	(83,338)	—	(83,338)

BALANCES, JUNE 30, 2005	10,953,606	$10,954	$9,753,405	$(112,913)	$(2,031,442)	$—	$7,620,004

Issuance of common stock for
exercise of stock options	57,334	57	80,460	—	—	—	80,517
Issuance of common stock for
exercise of stock warrants	175,000	175	174,825	—	—	—	175,000
Issuance of restricted stock units	—	—	314,300	—	—	(314,300)	—
Amortization of stock-based
compensation	—	—	—	—	—	21,304	21,304
Cancellation of shares held in treasury
and return to unissued status	(54,577)	(55)	(112,858)	112,913	—	—	—
Net income	—	—	—	—	$2,127,601	—	$2,127,601

BALANCES, JUNE 30, 2006	11,131,363	$11,131	$10,210,132	$—	$96,159	$(292,996)	$10,024,426

See accompanying notes to consolidated financial statements

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$2,127,601	$380,441
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Depreciation and amortization	747,048	519,856
Deferred income taxes	449,171	(120,891)
Provision for bad debts	35,159	9,323
Impact of variable plan accounting	—	212,455
Loss on write-off of leasehold improvements	—	180,364
Cash provided by discontinued operations	—	304,152
Non-cash and stock-based compensation expense	78,238	—
Changes in operating assets and liabilities:
Accounts receivable	(247,638)	(558,548)
Receivable from landlord	—	200,000
Inventories	(1,258,674)	(922,235)
Prepaid expenses and other current assets	(62,862)	(28,292)
Other assets	(14,716)	(15,811)
Insurance claim receivable	—	500,000
Accounts payable	(344,068)	(1,256,196)
Accrued compensation and benefits	561,740	(49,033)
Other accrued expenses and other current liabilities	592,176	(105,974)
Income taxes payable	474,777	(10,338)
Deferred revenue	329,981	777,513
Deferred rent liability	(42,081)	141,988

Net cash provided by operating activities	3,425,852	158,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,326,203)	(1,692,990)
Sale of Cadapult service contracts	—	1

Net cash used in investing activities	(1,326,203)	(1,692,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank line of credit, net	(1,620,233)	(168,821)
Term debt	139,450	75,000
Payments of other short-term debt	—	(39,081)
Proceeds from issuance of common stock, net	255,517	1,612,017

Net cash provided by (used in) financing activities	(1,225,266)	1,479,115

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	874,383	(55,100)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	611,016	666,116

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,485,399	$611,016

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$54,811	$179,385
Income taxes paid	$58,368	$155,598
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Cashless exercise of stock options	$—	$92,081

See accompanying notes to consolidated financial statements

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation – The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries, collectively referred to as the “Company”, “Media Sciences”, “we” or “our,” and have been prepared in United States dollars, and in accordance with accounting principles generally accepted in the United States (“GAAP”). Unless otherwise indicated, references in the consolidated financial statements and these notes to 2006 and 2005 are to Media Science’s fiscal years ended June 30, 2006 and 2005, respectively.

Nature of Business and Principles of Consolidation – Media Sciences International, Inc. is a holding company which conducts its business through its operating subsidiaries. The Company is a manufacturer of business color printer supplies, which the Company distributes through an international network of dealers and distributors and directly to end users in the United States through various programs. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares. All significant intercompany balances and transactions have been eliminated in consolidation. If the Company had any variable interest entities in which the Company bore a majority of the entities’ potential losses or stood to benefit from the entities’ expected returns, it would also consolidate such entities.

In 2005, one of our subsidiaries, Cadapult Graphic Systems, Inc. (“Cadapult”), discontinued its electronic pre-press sales and service operations. The loss associated with these discontinued operations is separately reflected in the Company’s consolidated statements of operations.

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

Reclassifications – Certain reclassifications of prior year amounts have been made to conform to the current year presentation. In the fourth quarter of fiscal 2006, the Company revised its methodology for reporting cost of goods sold. The Company’s management believes the presentation used in these consolidated financial statements improves the transparency of the Company’s operating results and as a result the utility of its consolidated financial statements. These reclassifications have no effect on previously reported operating income or net income. These reclassifications include:

•	Product warranty expense has been reclassified to cost of goods sold on the consolidated statement of operations. These expenses were previously classified as a component of selling, general and administrative expense.
•	Shipping and freight expense, representing out-bound costs incurred to ship goods to customers, has been reclassified to cost of goods sold on the consolidated statement of operations. This expense was previously classified as a component of selling, general and administrative expense. Associated reimbursements received from customers for such costs were also reclassified on the consolidated statement of operations. These reimbursements, previously classified as reductions to shipping and freight expense in selling, general and administrative expense, have been reclassified as an addition to net revenue in the consolidated statement of operations. Shipping and freight reimbursements amounted to $93,000 and $117,000 in 2006 and 2005, respectively.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED):

•	Research and development expense has been presented as a separate line item on the consolidated statement of operations. This expense was previously classified as a component of selling, general and administrative expense. In order to conform to the current year presentation, certain facility costs and intellectual property research costs related to the Company’s research and development activities in 2005 were reclassified to research and development expense. These expenses amounting to $128,000 in 2005 were previously classified as a component of selling, general and administrative expense.
•	Accrued compensation and benefits has been presented as a separate captioned item in the consolidated balance sheet. These liabilities were previously presented as a component of other accrued expenses and current liabilities.

Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt reasonably approximate their fair value due to the relatively short maturities of these instruments. Long-term debt carrying value approximates their fair value at the balance sheet dates. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Cash Equivalents – All highly-liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents.

Inventories – Inventories, consisting of materials, labor, manufacturing overhead, and associated in-bound shipping and freight costs, are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. The Company reviews the adequacy of its inventory reserves on a quarterly basis.  The Company reviews and sets standard costs annually at current manufacturing costs in order to approximate actual costs.  The Company’s actual manufacturing overhead for a period is allocated between cost of goods sold and finished goods inventory based on calculated inventory turnover, adjusted for excess capacity.  Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials are recognized as current period charges.  The Company writes down inventory based on forecasted demand and technological obsolescence.  These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements.  Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

Property and Equipment – Property and equipment are reported at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are three to seven years for furniture, equipment, automobiles, tooling and molds. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction in progress is not depreciated until the assets are placed in service. Depreciation and amortization associated with the Company’s manufacturing operations, including tooling and molds, are classified in the consolidated statements of operations as components of cost of goods sold. All other depreciation and amortization is classified as a component of selling, general and administrative expense.

Impairment of Long-Lived Assets – The Company evaluates the carrying value of its long-lived assets with finite lives whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset.  No material impairment adjustments to long-lived assets were made during the years ended June 30, 2006 or 2005.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED):

Goodwill and Other Intangible Assets – As required by Statement of Financial Accounting Standard No. 142,“Goodwill and Other Intangible Assets,” goodwill has an indefinite life and is not amortized but subject to impairment testing annually, or earlier if indicators of potential impairment exist, using a two-step process. The first is to identify any potential impairment by comparing the carrying value of reporting units to their fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. Reporting unit fair value is estimated using the income approach, which assumes that the value of a reporting unit can be computed as the present value of the assumed future returns of an enterprise discounted at a rate of return that reflects the riskiness of an investment.  Purchased technology, patents, trademarks and other intangible assets with finite lives are presented at cost, net of accumulated amortization.  Intangible assets with finite lives are amortized over their estimated useful lives and assessed for impairment under Statement of Financial Accounting Standard No. 144.  Based on the Company’s testing of goodwill and the decision to discontinue certain Cadapult operations, the net goodwill resulting from three acquisitions by Cadapult, in the amount of $880,000 was deemed impaired and written off at June 30, 2005. The impairment charge is reflected in the results from discontinued operations in our consolidated statements of operations for 2005. We have completed our annual impairment test necessary as of June 30, 2006 and concluded that no goodwill is impaired.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company invests its cash directly and indirectly in a variety of money-market instruments, including, but not limited to, commercial paper, repurchase agreements, variable rate obligations, certificates of deposit, United States Treasury and agency securities. The Company also maintains cash balances with financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At various times during the year, such balances do exceed the FDIC limit. The Company has not experienced any credit losses with respect to its cash and cash equivalent assets.

Concentration of credit risk with respect to all trade receivables is considered to be limited due to the quantity and diversity of customers comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral to secure accounts receivable. When considered appropriate, the Company may utilize letters of credit or other means to mitigate credit risk. For its U.S. manufactured solid ink product, the Company maintains credit insurance on its foreign receivables, through government sponsored programs. Non-U.S. manufactured product, including the Company’s current line of toner-based products, are not covered under this same export insurance. The Company maintains an allowance for potential credit losses based upon expected collectibility of all accounts receivable.

Vendor Concentrations – In both 2006 and 2005 three vendors each represented at least 10% of our costs of goods sold. Only one of the 2005 vendors was a repeat in 2006. The three vendors in 2006 represented 42% of our cost of goods sold, with no single vendor accounting for more than 20%. The three vendors in 2005 represented 39% of our cost of goods sold, with no single vendor accounting for more than 13%.

Major Customers – In 2006, two customers each represented 14% of the Company’s net revenues and 17% and 20%, respectively, of accounts receivable at June 30, 2006. In 2005, one of these same large customers represented 11% of the Company’s net revenues and 3% of accounts receivable at June 30, 2005.

Foreign Currencies and Derivative Financial Instruments – The functional currency of the Company’s foreign subsidiary, Media Sciences UK, Ltd., is currently the U.S. dollar. The Company does not currently employ financial instruments, such as forward exchange contracts, to hedge its risks associated with its non-U.S. business, including the substantial risks associated with appreciation of the U.S. dollar relative to the local currency of the Company’s non-U.S. customers.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED):

Revenue Recognition – Revenue is recognized at the point of shipment for goods sold, and ratably through the duration of INKlusive contracts (generally, two years) provided collection is reasonably assured. Net revenues include $93,000 and $117,000 of reimbursed shipping and freight expense for 2006 and 2005, respectively. Provisions for rebates, product returns and discounts to customers are recognized as reductions in determining net revenues in the same period as the related revenues are recorded. Any sales or other taxes collected from customers are not reflected in the consolidated statements of operations but instead reflected as current obligations in the consolidated balance sheets until disbursed to the respective taxing authority.

Under the INKlusive program, the Company provides a customer with a business color printer or multifunction device, on-site service and a defined, regular shipment of supplies (ink or toner), all for the cost of just the supplies. We offer this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we are paid in full for the printer and the two years of supplies. Consequently, the difference in timing between receipt of contract payment from the finance company and when the supplies are shipped gives rise to a deferred revenue liability on our balance sheet. The Company amortizes this deferred revenue liability and recognizes revenue ratably over the contract term as the Company ships supplies to the customer. At June 30, 2006 and 2005, the deferred revenue liability totaled $1,137,000 and $807,000, respectively. The current and non-current components of the deferred revenue obligation are reflected in the consolidated balance sheets.

The INKlusive program is a multi-element program. However, services associated with the program are not offered separately from an INKlusive product supply commitment. Services are provided equally over the contract term in proportion to product shipments and, accordingly, revenue is recognized ratably under the program.

Cost of Goods Sold – Inventoried costs are recognized as cost of goods sold as revenues are recognized upon shipment of products sold.

Product Warranty – The Company warranties its products’ suitability for use in the intended printer models and that its products are free of defects that could cause damage to these printers. Costs covered under the product warranty include customary charges for the repair or replacement of the printer with an equivalent new or refurbished printer, at the Company’s sole discretion. The warranty does not cover damage to the product or a printer caused by accident, abuse, misuse, natural disaster, human error, unauthorized disassembly, repair, or modification. The Company believes that its product warranty is relatively liberal, providing, in most cases, broader and more complete coverage than that provided by the original equipment printer manufacturer. The Company accounts for the estimated warranty cost as a charge to product warranty, a captioned component of cost of goods sold, when revenue is recognized.  The Company’s estimated warranty liability is based on historic product performance and program expense.  The Company updates its warranty program estimates, based on actual experience, every quarter.  The actual product performance and/or program expense profiles may differ, and in those cases the Company adjusts warranty accruals accordingly (see Note 7 “Product Warranty Expenses”).

Shipping and Freight – Shipping and freight costs are included as a separate captioned component of cost of goods sold in the consolidated statement of operations and represent out-bound costs incurred to ship goods to customers. These amounts exclude in-bound shipping and freight expense associated with acquired raw materials and finished goods, which are included in cost of goods sold. Reimbursements by customers of out-bound shipping and freight expense are included in net revenues.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED):

Research and Development – Research and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For 2006 and 2005, our engineering and product development costs were $1,090,000 and $629,000, respectively.

Advertising Expense – Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at June 30, 2006 and 2005 totaled approximately $14,000 and $51,000, respectively. Advertising expense for 2006 and 2005 amounted to approximately $1,008,000 and $950,000, respectively.

Employee Benefit Plan – We maintain a 401(k) savings/retirement plan for all eligible employees. The plan allows for employee contributions to be matched by the Company. Our contributions for 2006 and 2005 were $42,000 and $37,000, respectively.

Income Taxes – The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences. The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not. Otherwise, a valuation allowance is applied. At June 30, 2006, the Company believes that the “more likely than not” criteria have been met and, accordingly, has recorded a net deferred tax asset to recognize a future tax benefit.

Accounting for Stock-Based Compensation Plans – The Company accounts for its employee stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

Prior to May 10, 2005, certain stock options permitted cashless exercise and were accounted for pursuant to variable plan accounting treatment. Under variable plan accounting treatment, non-cash compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. For 2005, non-cash compensation expense was $212,000, of which $13,000 was included in the loss from discontinued operations.

On May 10, 2005, the Board of Directors of the Company rescinded the cashless exercise provisions for all of the Company’s outstanding option grants. Consequently, the Company’s stock options have not been subject to variable plan accounting treatment after that date.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED):

On May 9, 2006, the Board of Directors approved the acceleration of vesting of certain non-executive stock option awards of 1,000 shares or less. Options to purchase 17,350 shares of common stock, or about 7% of the outstanding unvested options, were subject to the acceleration. The weighted average exercise price of the options that were accelerated was $2.55. Concurrent with this vesting acceleration, the Board of Directors also approved eliminating, effective July 1, 2006, the Company’s prior policy of granting all new employees stock options covering 1,000 shares at an exercise price established at the close of trading on the employees’ first day of employment. Before the acceleration, these stock option awards would have vested at the employee’s first anniversary date. The purpose of these Board actions was to help simplify the Company’s adoption of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) effective July 1, 2006. Upon adoption of SFAS No. 123(R) the Company will be required to expense the fair value of employee stock options and other stock-based compensation over the service period of the grant. The accelerated vesting had no effect on the Company’s 2006 net income reported in the consolidated statement of operations. This action reduces the Company’s future stock-based compensation expense by approximately $17,000. The effect of the acceleration is included in the 2006 stock-based compensation expense reflected in the following pro-forma information.

Pro forma information regarding net income and net earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the single option approach with the following weighted-average assumptions:

	Year Ended June 30,
	2006	2005

Risk-free interest rate	3.86 - 5.08%	3.94 - 4.5%
Dividend yield	0.0%	0.0%
Expected common stock market price volatility factor	12-65%	9 - 16%
Average expected life of stock options	8 years	10 years

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.  For purposes of pro forma disclosures required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method.  Under APB 25, because the exercise price of all of the Company’s stock options has equaled the market price of the underlying stock on the date of grant, the options had no intrinsic value and no compensation expense was recognized at the time the options were granted. The Company’s pro-forma information is as follows:

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED):

	Year Ended June 30,
	2006	2006

Net income (loss) as reported	$ 2,127,601	$ (83,338)

Impact of variable plan accounting, net of related
tax effects	—	168,440

Stock-based employee compensation expense
under fair value method, net of related
tax effects	(131,486)	(63,672)

Pro forma net income	$ 1,996,115	$ 21,430

Basic net earnings (loss) per common share:
As reported	$0.19	$(0.01)
Pro forma	$0.18	$0.00

Diluted net earnings (loss) per common share:
As reported	$0.18	$(0.01)
Pro forma	$0.17	$0.00

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) which will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements.  The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for the Company beginning in the first quarter of fiscal 2007. The adoption of SFAS No. 123(R) could have a material impact on the Company’s consolidated results of operations, financial position and cash flows.  The Company is evaluating what pricing model to select upon adoption and the impact by financial statement line. Based on preliminary analysis, the Company believes the impact on the Company’s consolidated results of operations in future periods will not be materially greater than the pro forma impact calculable under the methods prescribed by SFAS No. 123.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS No. 123(R). SAB 107 contains interpretive guidance relating to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS No. 123(R) in the first fiscal quarter of 2007.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED):

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” (“Statement 154”). Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment in the determination of net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, Statement 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of Statement 154 is not expected have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF 06-3”). The guidance prescribes the disclosure of the Company’s accounting treatment of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, which includes, but is not limited to, sales, use, value added and some excise taxes. The Company’s accounting treatment of such taxes collected is to be made in the Company’s disclosure of significant accounting policies. The provisions of EITF 06-3 are effective for fiscal years beginning after December 15, 2006. As disclosed under “Revenue Recognition,” the Company already complies with the requirements of the guidance prescribed by EITF 06-3.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”— an interpretation of SFAS No. 109. FIN 48 will require the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As used in this Interpretation, the term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company believes its accounting for income taxes currently complies with this interpretation.

Earnings (Loss) Per Share – Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding as adjusted for the incremental shares attributable to the assumed exercise of outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED):

Earnings (Loss) Per Share (Continued)

The following table sets forth the computation of the basic and diluted earnings (loss) per common share from continuing operations, discontinued operations, and net income (loss):

	Year Ended June 30,
	2006	2005

Numerator for basic and diluted:
Income from continuing operations	$2,127,601	$380,441
Loss from discontinued operations	—	(463,779)

Net income (loss)	$2,127,601	$(83,338)

Denominator :
For basic earnings (loss) per common share
from continuing operations -
weighted average shares outstanding	11,016,726	10,259,423
Effect of dilutive securities - stock options
and warrants	576,388	452,623

For diluted earnings (loss) per common share
- weighted average shares adjusted for
assumed exercises	11,593,114	10,712,046

Basic earnings (loss) per share
Income from continuing operations	$0.19	$0.04
Loss from discontinued operations	—	(0.05)

Net income (loss)	$0.19	$(0.01)

Diluted earnings (loss) per share
Income from continuing operations	$0.18	$0.04
Loss from discontinued operations	—	(0.05)

Net income (loss)	$0.18	$(0.01)

The following warrants and options to purchase common stock were excluded from the computation of diluted earnings (on a continuing basis) or net loss per share for the years ended June 30, 2006 and 2005 because their exercise price was greater than the average market price of the common stock for those periods :

	Year Ended June 30,
	2006	2005

Anti-dilutive warrants and options	59,117	149,150

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – FINANCIAL STATEMENT COMPONENTS:

CONSOLIDATED BALANCE SHEETS

		As of June 30,
		2006	2005

Accounts receivable, net
Accounts receivable, gross		$2,447,991	$2,210,512
Allowance for doubtful accounts		(60,000)	(35,000)

		$2,387,991	$2,175,512

Inventories, net of reserves
Raw materials		$1,769,975	$1,040,390
Finished goods		2,685,022	2,155,933

		$4,454,997	$3,196,323

Property and Equipment, net	Useful Lives

Equipment	3 - 7 years	$1,373,924	$892,424
Furniture and fixtures	7 years	610,808	445,104
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 - 10 years	767,470	626,351
Tooling and molds	3 years	2,350,534	1,876,716

		5,133,170	3,871,029
Less: Accumulated depreciation and amortization		2,552,698	1,812,778

		$2,580,472	$2,058,251

Goodwill and other intangible assets, net
Goodwill		$3,965,977	$3,965,977
Other	1-5 years	46,000	46,000

		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746

		$3,584,231	$3,584,231

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT:

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

	Year Ended June 30,
	2006	2005

Short-term debt:
Revolving bank line of credit	$—	$1,620,233
Current maturities of long-term debt	150,000	100,000

	$150,000	$1,720,233
Long-term debt:
Long-term debt, less current maturities	$464,450	$375,000

Total Bank Debt	$614,450	$2,095,233

We have a revolving line of credit facility which provides for maximum borrowings of $3,000,000. As of June 30, 2006, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006 we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. The Amendments also modified certain financial covenants. Borrowings bear interest at the bank’s Prime Rate (8.25% at June 30, 2006) and are payable on demand.

On March 17, 2006, we entered into a five-year term note with the bank in the amount of $250,000 that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal of $5,054. At June 30, 2006, this note had a remaining principal balance of $239,450. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

On July 27, 2005, we entered into an equipment lease line of credit with $1,000,000 in availability with the bank. Borrowings bear interest at a rate of approximately 1% over the bank’s Prime Rate, with terms of three to seven years. The bank will hold title to the equipment leased under the line of credit. Any unutilized balance on the line of credit expires on November 30, 2006.  In December 2005, we entered into an operating lease under this line, reducing the availability under the line by $228,682. This lease requires monthly payments of $3,453, for 72 months.

In March 2005, we entered into a five-year term note with our bank in the amount of $500,000 that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At June 30, 2006, this note had a remaining principal balance of $375,000. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the amended revolving line of credit and the five-year term notes with the bank are subject to two amended financial covenants. At June 30, 2006 and 2005, the Company was in compliance with all of its financial covenants.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES:

The components of income taxes applicable to both continuing and discontinued operations are summarized as follows:

	Year Ended June 30,
	2006	2005

Current:
Federal	$599,736	$—
State	27,301	41,173
Foreign	9,869	—

Total Current	$636,906	$41,173
Deferred:
Federal	328,310	(67,760)
State	120,861	(53,131)
Foreign	—	—

Total Deferred	449,171	(120,891)

Income tax provision (benefit)	$1,086,077	$(79,718)

A reconciliation of the total income tax provision (benefit) provided at the federal statutory rate (34%) to income tax provision (benefit) is as follows:

	Year Ended June 30,
	2006	2005

Expected income tax provision (benefit)	$1,092,646	$(67,760)
State income taxes (net of federal benefit)	97,787	(11,958)
Other (including permanent differences)	(104,356)	—

	$1,086,077	$(79,718)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of June 30,
	2006	2005

Deferred tax assets :
Accounts receivable	$29,424	$15,050
Inventories	105,523	65,904
Deferred compensation	95,758	103,140
Deferred rent liability	106,534	134,363
Accruals and reserves	40,741	36,941
Net operating loss carry-forwards	163,096	475,799
Federal and state credits	76,532	141,011

Total deferred tax assets	$617,608	$972,208

Deferred tax liabilities :
Fixed assets	$(195,517)	$(213,382)
Intangible assets	(315,451)	(203,015)

Total deferred tax liabilities	$(510,968)	$(416,397)

Net deferred tax assets	$106,640	$555,811

At June 30, 2006, the Company has available state net operating loss carry-forwards of approximately $1,800,000 which will begin to expire in the year ended June 30, 2008 through June 30, 2013.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHAREHOLDERS’ EQUITY:

Stock Compensation Plan.  We have an incentive stock option plan (the “1998 Plan” or the “Plan”) pursuant to which 1,000,000 shares of common stock have been reserved. The stock options (which may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) entitle the holder to purchase shares of the Company’s common stock for up to ten years from the date of grant (five years for persons owning more than 10% of the total combined voting power of the Company) at a price not less than the fair market value (110% of fair market value for persons owning more than 10% of the combined voting power of the Company) of the common stock on the date of grant. In general, any employee, director, officer or exclusive agent of, or advisor or consultant to, the Company or a related entity, is eligible to participate in the Plan. Vesting periods, if any, are determined by the Board of Directors. The outstanding option grants vest over periods not exceeding five years. The stock options are nontransferable, except upon death. As of June 30, 2006, 299,792 shares of the Company’s common stock were available for grant under the Plan in the form of restricted stock or stock options.

Non-Plan Options.  During the year ended June 30, 2003, the Company granted each of five employees five-year stock options to purchase up to 25,000 shares, which vested on April 6, 2004 and are exercisable at $0.50 per share. In 2005, two of these employees’ exercised 25,000 options each for net proceeds to the Company of $25,000 and one employee executed a cashless exercise of 25,000 options, for which the Company received 6,250 shares of common stock with a fair value of $12,500, and no cash proceeds. During 2006, one employee exercised 25,000 options for net proceeds to the Company of $12,500.

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

During the year ended June 30, 2004, the Company granted each of two employees’ ten-year stock options to purchase up to 100,000 shares, which are exercisable at $1.06 per share. Options to purchase 50,000 shares each vested immediately and options to purchase an additional 50,000 shares each vested ratably over the period from May 24, 2004 through May 23, 2006. During 2005, one employee executed a cashless exercise of 50,000 options for which the Company received 25,090 shares of common stock with a fair value of $53,000, and no cash proceeds. 50,000 options for that same employee were cancelled upon the termination of his employment.

During the year ended June 30, 2005, the Company granted an employee ten-year stock options to purchase up to 100,000 shares, which are exercisable at $1.60 per share and expire in June 2015. The options vest ratably, on an annual basis, over the period from June 6, 2005 through June 5, 2010.

During the year ended June 30, 2006, the Company granted an employee ten-year stock options to purchase up to 100,000 shares, which are exercisable at $1.65 per share and expire in August 2015. Options to purchase 50,000 shares were originally scheduled to vest ratably, on an annual basis, over the period from August 9, 2005 through August 8, 2010. Options to purchase the remaining 50,000 shares were originally scheduled to vest fully upon relocation. The option grant was modified by an agreement dated March 31, 2006 between the Company and the employee. As modified, stock options to purchase 50,000 shares of common stock became fully vested as of April 2006, and the other stock options were forfeited.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED):

Option Summary.  The following table summarizes the 1998 Plan and non-plan stock option activity for 2005 and 2006:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at June 30, 2004	1,387,158	$1.17

Year ended June 30, 2005:
Granted	201,950	1.68
Exercised	(287,396)	0.96
Cancelled	(190,169)	1.30

Options outstanding at June 30, 2005	1,111,543	$1.29

Year ended June 30, 2006:
Granted	311,352	2.49
Exercised	(57,334)	1.40
Cancelled	(105,000)	1.82

Options outstanding at June 30, 2006	1,260,561	$1.54

The following table summarizes information about outstanding and exercisable 1998 Plan and non-Plan options at June 30, 2006:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years	Number Exercisable	Weighted Average Exercise Price

$0.43 to $0.85	93,200	$0.58	5.48	93,200	$0.58
$1.00 to $2.00	922,759	1.24	4.65	768,761	1.12
$2.01 to $4.80	244,602	3.02	7.83	144,934	2.87

	1,260,561	$1.54	5.33	1,006,895	$1.32

Warrants.  Between October 1999 and March 2000, the Company issued 1,926,500 warrants to purchase common stock in connection with the issuance of the Series A Preferred shares as more fully described below. 1,100,000 warrants exercisable at $4.50 per share expired on September 29, 2004, 40,000 warrants exercisable at $3.75 per share expired on December 10, 2004, 236,500 warrants exercisable at $1.65 per share expired on March 9, 2005 and 550,000 warrants exercisable at $3.75 per share expired on March 9, 2005. The value of the warrants was recognized as a cost of issuance of the Series A Preferred shares. In March 2005, 221,500 warrants exercisable at $1.65 per share were exercised for net proceeds to the Company of $365,475. The balance of these warrants expired between October 2004 and March 2005.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED):

In June 2001, the Company issued 200,000 warrants to purchase its common stock at $1.00 per share in consideration for consulting services. In July 2004, 75,000 warrants were exercised for net proceeds to the Company of $75,000. In August 2005, 25,000 warrants were exercised for net proceeds to the Company of $25,000. In March 2006, 75,000 warrants were exercised for net proceeds to the Company of $75,000. In April 2006, the remaining 25,000 warrants associated with this issuance were exercised for net proceeds to the Company of $25,000.

In June 2002, the Company issued 87,500 warrants to purchase its common stock at $1.00 per share in connection with its notes payable. The warrants were valued at $43,400 and expire in June 2007. In May 2005, 12,500 warrants were exercised for net proceeds to the Company of $12,500. In 2006, 50,000 warrants were exercised for net proceeds to the Company of $50,000.

The following table summarizes the warrant activity for the two years ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding at June 30, 2004	2,244,000	3.54

Year ended June 30, 2005:
Granted	—	—
Exercised	(309,000)	1.47
Cancelled	(1,735,000)	4.20

Warrants outstanding at June 30, 2005	200,000	$1.00

Year ended June 30, 2006:
Granted	—	—
Exercised	(175,000)	1.00
Cancelled	—	—

Warrants outstanding at June 30, 2006	25,000	$1.00

The following table summarizes information about outstanding warrants at June 30, 2006:

Warrants Outstanding				Warrants Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years	Number Exercisable	Weighted Average Exercise Price

$1.00	25,000	$1.00	1	25,000	$1.00

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED):

Common Stock.  On March 2, 2005, the Company sold 500,000 shares of common stock to an investor at $2.00 per share for net proceeds of $975,000.

Restricted Stock.  During 2006, the Company granted 80,000 shares of restricted stock to members of the Company’s senior management, concurrent with their start of employment.  For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. These restricted stock grants generally vest in equal installments over three to five years from the date of grant.  The Company recorded the $314,300 value of these restricted stock grants as a component of stockholders’ equity and will amortize that amount to compensation expense over the service period.  The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award.  Amortization expense for these awards for 2006 was $21,300. $11,400 was included in selling, general and administrative expense.  The remaining $9,900 was included in research and development expense. These restricted stock units were included in the calculation of diluted earnings per share utilizing the treasury stock method.

Treasury Stock.  On February 7, 2006, the Board of Directors voted to cancel 54,577 shares of treasury stock. This action had no impact on total shareholders’ equity. The treasury stock was cancelled and returned to unissued status.

Preferred Stock.  The Company’s Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock. The Board of Directors is authorized to issue shares of Preferred Stock from time to time in one or more series and to establish and designate any such series and to fix the number of shares and the relative conversion rights, voting rights, terms of redemption and liquidation. In December 1999, the Board authorized the issuance of up to 1,000,000 shares of Series A Preferred Stock. No preferred shares were outstanding at June 30, 2006 or 2005.

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

Leases – We lease our premises under operating lease agreements which expire through 2011 and equipment under operating leases that expire through 2006.

Future minimum lease payments are as follows:

Year Ending June 30,	Operating Leases

2007	$621,165
2008	616,472
2009	602,391
2010	380,153
2011	284,020
Thereafter	17,264

Total future minimum lease payments	$2,521,465

Net rent expense amounted to $581,000 and $449,000 for the years ended June 30, 2006 and 2005, respectively.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED):

Employment Agreement – On July 1, 2003, the Company entered into a five-year employment agreement with its President for a base salary of $200,000 per annum, subject to certain adjustments. Effective July 1, 2006, the Board of Directors approved an increase in the President’s base salary to $225,000.

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

On June 23, 2006, Xerox Corporation filed a lawsuit against the Company alleging Media Sciences’ solid ink sticks for use in the Xerox® Phaser® 8500/8550 printers infringe, actively induces others to infringe, and/or contributorily infringes on four patents held by Xerox concerning solid ink stick shape. Xerox seeks a preliminary and permanent injunction, a finding of willful infringement, damages (including treble damages), and costs. We recently submitted our answer and counterclaims in this action. We denied infringement and the validity of the patents in question. Further, we submitted counterclaims for breach of contract, unfair competition and trade libel. Media Sciences believes the filing of this action by Xerox violates a contract between the companies that was reached in resolution of similar litigation in 2001. The Company believes it has meritorious defenses and counterclaims and intends to pursue them vigorously. There can be no assurance, however, that the Company will be successful in its defense of this action.

The Company is subject to legal proceedings and other claims that arise in the ordinary course of business, such as those arising from domestic and foreign tax authorities, intellectual property matters and employee related matters. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position, results of operations or liquidity, the ultimate outcome could have a material adverse effect on the Company.

NOTE 7 – PRODUCT WARRANTY EXPENSES:

The Company provides a warranty for all of its consumable supply products and for its INKlusive printer program. The Company’s warranty stipulates that it will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Factors that may affect the warranty include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of the recorded warranty liability and adjusts the amount as necessary. These expenses are classified as a component of costs of goods sold.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PRODUCT WARRANTY EXPENSES (CONTINUED):

Changes in accrued product warranty for the years ended June 30, 2006 and 2005 are as follows:

	Year Ended June 30,
	2006	2005

Warranty reserve at the beginning of the year	$291,733	$340,592

Warranties accrued during the period	860,453	1,115,914
Warranties settled during the period	(921,749)	(1,164,773)

Net change in warranty reserve	(61,296)	(48,859)

Warranty reserve at the end of the year	$230,437	$291,733

NOTE 8 — HEADQUARTERS FACILITY MOVE:

On September 30, 2004, we entered into a lease agreement, effective October 1, 2004, for office facilities in Oakland, New Jersey. The lease is for a term of five years, at an annual rate of $296,318. Pursuant to the lease, our landlord provided us with a $200,000 cash allowance for improvements to the facility. These improvements have been capitalized and are being amortized over the term of the lease. The $200,000 allowance also gives rise to a deferred rent liability on our balance sheet, which is also being amortized over the lease term. The benefit of the amortization of the deferred rent liability is equal to and offset by the amortization expense of the $200,000 in landlord funded leasehold improvements. In addition to the above $200,000 in leasehold improvements, we invested approximately $400,000 in additional leasehold improvements which are being amortized over the lease term.

The direct costs of moving amounted to approximately $100,000 for 2005. These expenses were recorded as general and administrative operating expenses. Indirect costs of the move, which were also recorded as general and administrative operating expenses, include rent and utility expenses resulting from operating both the Allendale and Oakland facilities for two months and significant personnel overtime resulting from the breakdown, move and set-up of operations.

NOTE 9 – SUBLEASE OF PREVIOUS FACILITY:

On January 20, 2005, we entered into a sublease agreement with Dynamic Imaging, Inc. (“Dynamic”). Pursuant to the sublease agreement, we agreed to sublease to Dynamic our leased premises in Allendale, New Jersey (the “Allendale Facility”), at an annual rent of $177,100. The sublease is for a term of six years and three months commencing March 1, 2005 and expiring on May 30, 2011, concurrent with the expiration date of our lease. In addition, we provided the tenant with four months of rent at no charge. Our current annual rent for the Allendale Facility is $184,800 and will increase to $209,440 effective June 2006.

As a result of the discontinued use of the Allendale Facility, we incurred the following expenses in 2005: the write-off of the Allendale Facility leasehold improvements, the real estate broker commission for the sublease, and the present value of the rent differential between our remaining rent liability and our expected rental income. The aggregate value of these non-recurring expenses was $443,061 and was recorded as a general and administrative operating expense. The present value of the rent differential of $204,834 was recorded as a deferred rent liability on our balance sheet. As a result of this accounting treatment, the effects of the sublease will not impact our future results of operations.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DISCONTINUED OPERATIONS:

In May 2005, a decision was made to cease certain sales and service operations under Cadapult. Specifically we ceased all electronic pre-press sales and service operations. In connection with the discontinuance of these operations, on May 7, 2005, Cadapult, entered into an Asset Purchase Agreement with IO Integration, Inc. Pursuant to the agreement, for the consideration of $1, Cadapult sold to IO Integration certain assets related to its systems integration business, consisting of its service and support contracts and pre-paid expenses and IO Integration assumed all obligations and liabilities in connection with the performance of the service and support contracts. Accordingly, the results of operations of the electronic pre-press sales and service operations have been reclassified and are included in discontinued operations. Sales and service revenues from the discontinued operations in 2005 were $1,456,000. The pre-tax loss from discontinued operations in 2005 was $789,000.

We evaluated the goodwill resulting from three Cadapult acquisitions associated with the discontinued operations and determined that the goodwill resulting from those acquisitions was fully impaired. Consequently, we incurred an impairment charge of approximately $880,000 which is reflected in the results from discontinued operations for 2005 in our statement of operations.

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

NOTE 11 – RELATED PARTY TRANSACTION:

In the year ended June 30, 2006, pursuant to the employment contract with the Company’s Chief Executive Officer, dated July 1, 2003, the Company incurred a non-cash compensation expense of $56,934.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended September 30,
	2005	2004

NET REVENUES *	$4,776,436	$4,444,129

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization,
product warranty and shipping and freight	2,013,068	2,234,077
Depreciation and amortization	124,268	63,319
Product warranty	249,029	294,279
Shipping and freight	96,489	65,522

Total cost of goods sold	2,482,854	2,657,197

GROSS PROFIT	2,293,582	1,786,932

OTHER COSTS AND EXPENSES:
Research and development	219,710	130,173
Selling, general and administrative, excluding depreciation,
amortization and impact of variable plan accounting	1,283,591	1,150,697
Depreciation and amortization	51,036	66,549
Impact of variable plan accounting	—	72,761

Total other costs and expenses	1,554,337	1,420,180

INCOME FROM OPERATIONS	739,245	366,752

Interest expense, net	34,697	52,520

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	704,548	314,232

Provision for income taxes	281,819	132,818

INCOME FROM CONTINUING OPERATIONS	422,729	181,414

Income from discontinued operations	—	55,965
Provision for income taxes	—	23,485

INCOME FROM DISCONTINUED OPERATIONS	—	32,480

NET INCOME	$422,729	$213,894

BASIC EARNINGS PER SHARE
Income from continuing operations	$0.04	$0.02
Income from discontinued operations	—	—

Net income	$0.04	$0.02

DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.04	$0.02
Income from discontinued operations	—	—

Net income	$0.04	$0.02

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS PER SHARE
Basic	10,965,967	9,913,916
Diluted	11,387,000	10,482,432

* 2006 and 2005 net revenues include $18,107 and $32,221, respectively, of reimbursed shipping and freight expense.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended December 31,
	2005	2004

NET REVENUES *	$5,140,144	$4,686,621

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization,
product warranty and shipping and freight	2,064,750	2,298,622
Depreciation and amortization	127,500	70,897
Product warranty	247,482	281,194
Shipping and freight	137,892	46,747

Total cost of goods sold	2,577,624	2,697,460

GROSS PROFIT	2,562,520	1,989,161

OTHER COSTS AND EXPENSES:
Research and development	240,228	144,145
Selling, general and administrative, excluding depreciation, amortization
and impact of variable plan accounting	1,495,112	1,351,218
Depreciation and amortization	54,340	59,121
Impact of variable plan accounting	—	(26,126)

Total other costs and expenses	1,789,680	1,528,358

INCOME FROM OPERATIONS	772,840	460,803

Interest expense, net	15,279	52,865

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	757,561	407,938
Provision for income taxes	303,025	165,064

INCOME FROM CONTINUING OPERATIONS	454,536	242,874

Income from discontinued operations	—	55,936
Provision for income taxes	—	22,478

INCOME FROM DISCONTINUED OPERATIONS	—	33,458

NET INCOME	$454,536	$276,332

BASIC EARNINGS PER SHARE
Income from continuing operations	$0.04	$0.02
Income from discontinued operations	—	0.01

Net income	$0.04	$0.03

DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.04	$0.02
Income from discontinued operations	—	0.01

Net income	$0.04	$0.03

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS (LOSS) PER SHARE
Basic	10,981,384	9,937,043
Diluted	11,477,635	10,361,754

* 2006 and 2005 net revenues include $22,322 and $28,264, respectively, of reimbursed shipping and freight expense.

Back to Index

SUPPLEMENTAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

NET REVENUES *	$5,396,136	$4,101,115

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization,
product warranty and shipping and freight	2,182,348	1,981,371
Depreciation and amortization	128,979	66,629
Product warranty	200,321	272,686
Shipping and freight	152,819	52,543

Total cost of goods sold	2,664,467	2,373,229

GROSS PROFIT	2,731,669	1,727,886

OTHER COSTS AND EXPENSES:
Research and development	241,032	190,257
Selling, general and administrative, excluding depreciation, amortization, loss
from sublease, moving expenses and impact of variable plan accounting	1,592,418	1,333,582
Depreciation and amortization	58,096	71,880
Loss from sublease and moving expenses	—	528,050
Impact of variable plan accounting	—	192,321

Total other costs and expenses	1,891,546	2,316,090

INCOME (LOSS) FROM OPERATIONS	840,123	(588,204)

Interest expense, net	4,283	44,533

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES (BENEFIT)	835,840	(632,737)
Provision (benefit) for income taxes	334,336	(176,168)

INCOME (LOSS) FROM CONTINUING OPERATIONS	501,504	(456,569)

Loss from discontinued operations	—	(82,740)
Benefit for income taxes	—	(27,783)

LOSS FROM DISCONTINUED OPERATIONS	—	(54,957)

NET INCOME (LOSS)	$501,504	$(511,526)

BASIC EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$0.05	$(0.04)
Loss from discontinued operations	—	(0.01)

Net income (loss)	$0.05	$(0.05)

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$0.04	$(0.04)
Loss from discontinued operations	—	(0.01)

Net income (loss)	$0.04	$(0.05)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET
EARNINGS (LOSS) PER SHARE
Basic	11,002,426	10,288,450
Diluted	11,635,422	10,288,450

* 2006 and 2005 net revenues include $24,555 and $30,936, respectively, of reimbursed shipping and freight expense.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005

NET REVENUES *	$5,960,646	$4,763,984

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization,
product warranty and shipping and freight	2,275,231	2,410,660
Depreciation and amortization	144,188	37,292
Product warranty	176,172	267,755
Shipping and freight	131,917	78,918

Total cost of goods sold	2,727,508	2,794,625

GROSS PROFIT	3,233,138	1,969,359

OTHER COSTS AND EXPENSES:
Research and development	389,273	164,666
Selling, general and administrative, excluding depreciation, amortization, loss
from sublease, moving expenses and impact of variable plan accounting	1,868,318	1,176,935
Depreciation and amortization	58,641	84,169
Loss from sublease and moving expenses	—	17,078
Impact of variable plan accounting	—	(39,660)

Total other costs and expenses	2,316,232	1,403,188

INCOME FROM OPERATIONS	916,906	566,171

Interest expense, net	1,177	29,467

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	915,729	536,704
Provision for income taxes	166,897	123,982

INCOME FROM CONTINUING OPERATIONS	748,832	412,722

Loss from discontinued operations	—	(818,354)
Benefit for income taxes	—	(343,594)

LOSS FROM DISCONTINUED OPERATIONS	—	(474,760)

NET INCOME (LOSS)	$748,832	$(62,038)

BASIC EARNINGS (LOSS) PER COMMON SHARE
Income from continuing operations	$0.07	$0.04
Loss from discontinued operations	—	(0.05)

Net income (loss)	$0.07	$(0.01)

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income from continuing operations	$0.06	$0.04
Loss from discontinued operations	—	(0.05)

Net income (loss)	$0.06	$(0.01)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS (LOSS) PER SHARE
Basic	11,118,083	10,906,933
Diluted	11,853,526	10,906,933

* 2006 and 2005 net revenues include $28,291 and $25,590, respectively, of reimbursed shipping and freight expense.

Back to Index

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

There have not been any changes, except for the improvements described below, in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. We attempt to proactively identify opportunities to continually improve our internal controls, including those over financial reporting, to ensure they continue to operate effectively and efficiently.

In March 2006, the Company hired a Chief Financial Officer, with substantial Sarbanes-Oxley compliance experience.  With the hiring of its Chief Financial Officer, the Company has been developing a detailed plan to address compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  In mid-March 2006, the Company initiated and since then has made progress on several projects focused on assessing potential risks, better understanding and documenting its processes, and implementing certain preventative or detective controls to address key risks. These are important first steps toward designing and implementing an effective compliance plan.  As a non-accelerated filer with a fiscal year end of June 30, the Company must first begin to comply with the requirements of Section 404 for the fiscal year ending June 30, 2008.

During the quarter ended June 30, 2006, the Company implemented additional procedures and controls in purchasing, receiving, and inventory management, and had segregated certain duties. We will continue to conduct a thorough risk assessment, document our processes, and where necessary, enhance our system of internal controls.  The Company is committed to the continued improvement of its control systems and financial reporting process.

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

ITEM 8B.   OTHER INFORMATION

On August 8, 2006, our Compensation Committee authorized the grant to Lawrence Anderson, Chief Operating Officer, 4,357 restricted shares, subject to vesting in equal installments over a two year period starting on the first anniversary date of grant.

Back to Index

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Management

The persons listed in the table below are our present directors and executive officers.

Name	Age	Position

Michael W. Levin	41	Chief Executive Officer, President and Chairman of the Board
Kevan D. Bloomgren	45	Chief Financial Officer
Lawrence Anderson	54	Chief Operating Officer
Frances Blanco	45	Vice President Sales and Marketing, and Director
Denise Hawkins	37	Vice President, Controller and Secretary
Paul C. Baker	69	Director
Edwin Ruzinsky	73	Director
Henry Royer	74	Director
Alan Bazaar	36	Director
Dennis Ridgeway	57	Director
Willem van Rijn	56	Director

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

Kevan D. Bloomgren, Chief Financial Officer:

Kevan D. Bloomgren joined Media Sciences International, Inc. in the position of Chief Financial Officer on March 15, 2006. From 2004 to March 10, 2006, Mr. Bloomgren was Chief Financial Officer for Rapid Solutions Group, a digital communications company located in Melville, New York. From 1997 to 2004, he was Managing Partner of Crown Investment Management, LLC, a financial services company located in Sparta, New Jersey. From 1992 to 1996, he was Vice President and Chief Financial Officer of Satellite Paging, a telecommunications company located in Fairfield, New Jersey. Mr. Bloomgren also held the following positions: Vice President of Daniels and Associates, a boutique investment bank specializing in merger and acquisitions (1988-1992) and Senior Auditor and Consultant for Arthur Andersen & Co. (1983-1986). In 1983, Mr. Bloomgren graduated cum laude from University of Denver with a B.S. degree in Business Administration, and Accounting, and in 1988, he received a MBA in Finance from The Wharton School, University of Pennsylvania. Mr. Bloomgren is a Certified Public Accountant and a member of the American Institute of CPAs.

Back to Index

Lawrence Anderson, Chief Operating Officer:

Lawrence Anderson has served as Chief Operating Officer since December 5, 2005, and served as Vice President of Operations from June 6, 2005 to December 2005. From April 1997 to November 2000, Mr. Anderson was Vice President World Wide Operations for Katun Corporation, located in Bloomington, Minnesota. From January 2001 to November 2004, Mr. Anderson was Vice President Manufacturing/Operations for WatchGuard Technologies Inc., located in Seattle, Washington. Prior to joining our company, Mr. Anderson had been retired since November 2004.

Frances Blanco, Vice President of Marketing and Investor Relations, and Director:

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

Denise Hawkins, Vice President, Controller and Secretary:

Denise Hawkins has served as Vice President for Media Sciences since February 12, 2003, and as Secretary since July 1, 2004. Ms. Hawkins manages the accounting aspects of the business while working closely with the President and senior management team. She is a Certified Public Accountant and a Certified Management Accountant. She began her employment with the company in July of 2001 as the Controller. Ms. Hawkins graduated from the State University of New York-The College at New Paltz with a Bachelor of Science degree in Accountancy in 1990 and graduated from Marist College in 1998 with a Masters in Business Administration in Finance. Prior to her position at Media Sciences, Ms. Hawkins was the controller for NFK Excavating and Construction, Inc. (2000-2001), Horizon Medical Group, PC (1998-2000) and VAC Service Corp. (1992-1998). She is currently serving as the Treasurer for the Board of Helping Hands Christian Pre-School. Ms Hawkins is affiliated with the New Jersey State Society of Certified Public Accountants, the Institute of Management Accountants and the Society for Human Resource Management.

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

Back to Index

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

Dennis Ridgeway, Director:

Dennis Ridgeway became a director on February 22, 2006. From 1998 through 2005, Mr. Ridgeway served as an independent management consultant in the United Kingdom. From 1984 to 1998, Mr. Ridgeway held various positions with Katun Corporation, an aftermarket manufacturer headquartered in the United Kingdom, including European Sales Manager, General Manager, Assistant Vice President, and Vice President of European Operations from 1994 to 1998.

Back to Index

Willem van Rijn, Director:

Willem van Rijn became a director on May 2, 2006. Mr. van Rijn has been Senior Advisor to the founder and management committee of Capco, an international operations and technology consulting and solutions firm, since 2002. From 1995 to 2002, Mr. van Rijn was a Senior Partner at PricewaterhouseCoopers Consulting, and its predecessor firm Coopers & Lybrand, where he served as the Managing Partner of the Japanese financial services consulting practice from 1998 to 2002, and of the global strategy and financial risk management consulting practices from 1995 to 1998. Mr. van Rijn’s business experience includes: President of Rhode Island-based Gtech International (a division of Gtech Corporation), a provider of state and national lottery technology, outsourcing, software and professional services, from 1994-1995; Partner in the New York office of Coopers & Lybrand from 1990 to 1994; Partner at Bank Street Consulting Group, a management consulting firm, from 1986 to 1990; Senior Vice President in charge of international banking activities in the United States for Bank of America from 1981 to 1986; Corporate Treasurer and member of the Managing Committee for global window covering and machine tooling company Hunter Douglas NV from 1976 to 1981; and Vice President, Account Manager of large accounts for commercial banking services, based in The Netherlands, for Bank of America from 1971 to 1976.

Other Information About Executive Officers and Directors

Our executive officers or directors are not associated with another by family relationships, and during the past five years has not been: involved in a bankruptcy petition or a pending criminal proceeding; convicted in a criminal proceeding excluding traffic and minor offenses; subject to any order, judgment, or decree, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

None of our executive officers or directors are directors of other reporting companies, except as follows:

•	Mr. Baker serves on the board of Pascack Community Bank; and
•	Mr. van Rijn serves on the board of Computer Horizons Corporation.

Board Committees and Meetings

During the fiscal year ended June 30, 2006, the Board of Directors held five meetings. During this period, each director attended or participated in more than 75% of the total meetings of the Board of Directors and the committee or committees on which he or she served.

The Board has three principal committees: Audit Committee; Compensation Committee, and Nominating and Corporate Governance Committee. The charter of each committee can be found on our web site at www.mediasciences.com. The Audit Committee met five times in connection with fiscal year 2006. The Compensation Committee met five times in connection with fiscal year 2006. The Nominating and Corporate Governance Committee met three times in connection with fiscal year 2006.

Audit Committee.  The function of the Audit Committee includes reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of Media Sciences, reviewing with Media Sciences’ independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distribution by Media Sciences. Each member of the Audit Committee is independent as defined under the American Stock Exchange’s listing standards. The Audit Committee consists of non-employee directors whom Media Sciences has determined are free of any relationship that could influence their judgment as a committee member and are not associated with a major vendor to, or a customer of, Media Sciences.

Compensation Committee.  The function of the Compensation Committee is to make determinations concerning salaries and incentive compensation for our officers and employees.

Back to Index

Nominating and Corporate Governance Committee.  The primary function of the Nominating and Corporate Governance Committee is to identify individuals qualified to become members of the Board consistent with criteria approved by the Board, and to select, or recommend that the Board select, the director nominees for each annual meeting of stockholders or when vacancies occur. The Committee shall also develop and recommend to the Board corporate governance principles applicable to the Company and be responsible for leading the annual review of Board performance.

Committee Membership.  Members of the Board Committees are selected each year by our Board of Directors after our annual stockholders’ meeting. Selection to a committee of the Board of Directors is determined by the majority vote of the Board of Directors. The Board of Directors intends to elect incumbent directors who are re-elected to the Board of Directors to continue to serve on the committees they presently serve. Mr. Ruzinsky and Mr. Bazaar are financial experts.

The following table summarizes the membership of the Board and each of its committees for our 2006 fiscal year.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Michael W. Levin
Frances Blanco
Paul C. Baker	Member	Chairperson
Edwin Ruzinsky	Chairperson		Member
Henry Royer		Member	Member
Alan Bazaar		Member	Chairperson
Dennis Ridgeway			Member
Willem van Rijn	Member

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Media Sciences’ executive officers, directors, and persons who beneficially own more than ten percent of Media Sciences’ common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Media Sciences’ common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Media Sciences with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Media Sciences during and in connection with Media Sciences’ fiscal year ended 2006, Media Sciences is not aware of any material delinquencies in the filing of such reports, except as follows: Donald Gunn did not file a Form 4 or Form 5 reporting the cessation of his status as an officer and director subject to Section 16.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and all other executive officers. Our Code of Ethics is publicly available on our website at www.mediasciences.com.

Back to Index

ITEM 10.  EXECUTIVE COMPENSATION

Compensation Summary

The table below sets forth information concerning the annual and long-term compensation during our last three fiscal years of our Chief Executive Officer and all of our other officers (“Named Executive Officers”). Option grants were valued at date of grant using the Black-Scholes model.

Summary Compensation Table

Annual Compensation	Long Term Compensation

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	All Other Compensation ($)(3)	Restricted Stock Awards ($)(4)	Securities Underlying Options (#)(5)	All Other Compensation ($)(6)

Michael W. Levin	2006	200,000	200,000	56,934	—	—	4,782
Chief Executive Officer	2005	200,000	0	—	—	—	5,650
and President	2004	200,000	28,500	—	—	—	4,416
Kevan D. Bloomgren	2006	43,077	47,400	—	217,000	50,000	483
Chief Financial Officer
Lawrence Anderson	2006	160,000	57,600	—	—	—	3,300
Chief Operating Officer	2005	13,333	25,000	—	—	100,000	—
Frances Blanco	2006	160,000	48,000	—	—	—	6,082
Vice President	2005	130,000	25,000	—	—	—	3,763
	2004	120,000	3,500	—	—	100,000	4,317
Denise Hawkins	2006	84,140	17,000	—	—	—	1,305
Vice President	2005	68,890	5,000	—	—	20,000	1,136
and Secretary	2004	64,890	1,000	—	—	—	1,099

(1)	Mr. Anderson joined our company on June 6, 2005. Mr. Bloomgren joined our company on March 15, 2006.
(2)	For fiscal year 2006, refers to amounts under the company’s Performance Based Bonus Compensation plan, which are paid after fiscal year end. For Mr. Bloomgren, includes a $25,000 signing bonus.
(3)	For each year, refers to perquisites and other personal benefits, unless the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer. For Mr. Levin, refers to dollar value of purchase option on company leased vehicle used by executive.
(4)	Represents the grant of stock awards under which the executive has the right to receive shares of common stock. The value set forth above is based on the closing price on the date of grant. On March 15, 2006, we granted Mr. Bloomgren, 50,000 shares of common stock, subject to vesting over five years at 20% per year beginning on the first anniversary of the grant. The grant date fair value of the award is $195,500. At June 30, 2006, the value of this award was $217,000.
(5)	On March 15, 2006, we granted Mr. Bloomgren stock options to purchase 50,000 shares of our common stock, exercisable for ten years at $3.91 per share, subject to vesting over five years at 20% per year beginning on the first anniversary of the grant. The grant date fair value of the award is $135,040, computed using a Black-Scholes model.
On June 6, 2005, we granted Mr. Anderson stock options to purchase 100,000 shares of our common stock, exercisable for ten years at $1.60 per share, subject to vesting over five years at 20% per year beginning on the first anniversary of the grant. The grant date fair value of the award is $47,430, computed using a Black-Scholes model.
On March 24, 2004, we granted Ms. Blanco stock options to purchase 100,000 shares of our common stock, exercisable for ten years at $1.06 per share, of which 50,000 options vested on the grant date, and the remaining 50,000 options were subject to vesting over the period May 25, 2004 through May 24, 2006. The grant date fair value of the award is $91,173, computed using a Black-Scholes model.

Back to Index
On January 12, 2005, we granted Ms. Hawkins stock options to purchase 20,000 shares of our common stock, exercisable for ten years at $1.91 per share, subject to vesting over three years at 33% per year beginning on the first anniversary of the grant. The grant date fair value of the award is $7,340, computed using a Black-Scholes model.
(6)	Refers to our matching contribution under our 401(k) plan and premiums for life insurance where the beneficiary is not the company.

Performance Based Bonus Compensation

From year to year, our Compensation Committee may establish certain performance criteria for our executive officers, based on factors and criteria as the Compensation Committee may deem relevant. For our 2006 fiscal year, we had in effect a performance based cash bonus compensation plan for certain executive officers. Bonuses are paid after the fiscal year end. As of June 30, 2006, the Compensation Committee had not established a bonus compensation plan or performance goals for fiscal year 2007 and subsequent years. In June 2006, the Compensation Committee engaged a consulting firm to benchmark the Company’s executive compensation and provide it with recommendations regarding potential bonus and long-term incentive plan design. The Compensation Committee is evaluating the consultant’s recommendations and formulating a plan for fiscal 2007 and future years.

For our Chief Executive Officer, the potential cash bonus was based upon 100% of his base salary, determined wholly upon attaining earnings per share criteria determined by the Board (“Performance Bonus”). For other executives, the potential cash bonus was based upon 40% of base salary, measured 50% on the Performance Bonus criteria, and 50% on individualized performance goals (“Individual Bonus”). Factors in determining the Individual Bonus includes matters such as achieving specified leadership initiatives, and the achievement of certain strategic and business goals including, but not limited to, customer growth, new product development, information technology upgrades, manufacturing efficiencies and corporate compliance goals. The Performance Bonus was to be earned if our Company’s earnings per share equaled or exceeded a minimum level established by the Compensation Committee. If the minimum level was not achieved, no Performance Bonus was earned. If the minimum level is achieved or exceeded, the amount of the Performance Bonus was based upon the level of earnings per share achieved by the Company.

The following table summarizes the payout structure under the fiscal year 2006 bonus structure. The Performance Bonus range set forth in the table assumed that the achievement of the minimum targeted level and up to 100% of the targeted goal. If the maximum targeted goal was exceeded, the Performance Bonus payable would exceed the Performance Bonus potential set forth in the table below.

Name	Performance Bonus Range ($)	Individual Bonus Range ($)	Performance Bonus Earned ($)	Individual Bonus Earned ($)

Michael W. Levin	40,000 - 200,000	—	200,000	—
Kevan Bloomgren	3,200 - 11,200	0 - 11,200	11,200	11,200
Lawrence Anderson	6,400 - 32,000	0 - 32,000	32,000	25,600
Frances Blanco	6,400 - 32,000	0 - 32,000	32,000	16,000
Denise Hawkins	1,700 - 8,500	0 - 8,500	8,500	8,500

Stock Option Information

The table below sets forth information concerning stock options granted during the fiscal year ended June 30, 2006 to the Named Executive Officers. The percentage of total stock options is based on 311,352 stock options granted to officers, directors, and employees during the 2006 fiscal year.

Back to Index

Option Grants in Fiscal 2006

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date

Kevan D. Bloomgren	50,000	16%	3.91	3-14-2016

The following table sets forth information concerning the value of unexercised stock options at June 30, 2006 for the Named Executive Officers. The dollar values of the options was determined by multiplying the number of stock options by the difference between the fair market value of a share of common stock underlying an option and the exercise price of the option. Out-of-the-money options are reported as having a dollar value of $0. The last sale price of a share of our common stock on June 30, 2006 was $4.34, as reported by AMEX.

Number of Securities Underlying Unexercised Options at FY-End (#)	Value of Unexercised In-the-Money Options at FY-End ($)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael W. Levin	0	0	500,000	0	1,670,000	0
Kevan D. Bloomgren	0	0	0	50,000	0	21,500
Lawrence Anderson	0	0	20,000	80,000	54,800	219,200
Frances Blanco	0	0	132,741	0	447,920	0
Denise Hawkins	0	0	16,669	13,333	42,606	32,399

1998 Incentive Stock Plan

Under our 1998 incentive stock plan for employees, which was adopted by our Board of Directors and approved by our shareholders in 1998, and amended in 2005, we reserved up to 1,000,000 shares of our common stock for issuance pursuant to awards of restricted stock and stock options. A stock option entitles the holder to purchase a share of our common stock at a purchase price equal to the fair market value of the common stock on the day of grant. During the year ended June 30, 2006, 32,334 stock options granted under this plan were exercised. As of June 30, 2006, stock options to purchase 485,561 shares of common stock were outstanding. These awards, subject to vesting, may be exercised for ten years from the date of grant at prices of $0.43 to $4.80. Since the effective date of the plan, 134,647 shares of common stock have been issued through exercise of options awarded under the plan. As of June 30, 2006, we also had outstanding 80,000 shares of restricted stock which have been awarded under the plan. Accordingly, at of June 30, 2006, 299,792 shares of the Company’s common stock were available for grant under the plan. Under terms of the plan, should we undergo a “change of control,” stock options and restricted stock awarded under the plan may be subject to accelerated vesting.

Employee Profit Sharing Plan

We have a tax-qualified employee paired profit sharing plan sponsored by DWS Scudder Deutsche Bank Group. This 401(k) plan covers all of our employees that have been employed for at least six months and meet other age and eligibility requirements. Under the 401(k) plan, employees may choose to reduce their current compensation by up to 15% each year and have that amount contributed to the 401(k) plan. We make matching contributions equal to 25% of the employee’s contribution. In our discretion, we may contribute unmatched contributions. The 401(k) plan qualifies under Section 401 of the Internal Revenue Code, so that we can deduct contributions by employees or by us. Employee contributions to the 401(k) plan are fully vested at all times, and our contributions, if any, vest at the rate of 25% after two years and after two years at the rate of 25% a year until fully vested. The company’s contributions to the plan were $41,500 in 2006 and $36,700 in 2005.

Back to Index

Director Compensation

We have a compensation plan for our independent directors. Through fiscal 2006, eligible outside directors were paid $10,000 per year, payable quarterly, for attendance at regular and special meetings and may be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and for other expenses incurred in their capacity as directors of Media Sciences. Outside directors are granted five or ten year stock options under the incentive stock option plan to purchase 10,000 shares of common stock, exercisable at the fair market value on the date of appointment to the Board. Outside directors will also be granted, annually, additional stock options to purchase 10,000 shares of common stock.

2006 Compensation of Non-Employee Directors

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(a)	All Other Compensation ($)	Total ($)

Paul Baker	10,000	18,596	–	28,596
Dennis Ridgeway	5,000	23,279	–	28,279
Henry Royer	10,000	18,596	–	28,596
Edwin Ruzinsky	10,000	18,596	–	28,596
Willem van Rijn	2,500	26,475	–	28,975
Alan L. Bazaar (b)	10,000	18,596	–	28,596

(a)	At 2006 fiscal year end, the total number of outstanding options, granted as director compensation, for each director was: Mr. Baker, 78,000 options; Mr. Ridgeway, 10,000 options; Mr. Royer, 10,000 options; Mr. Ruzinsky, 55,000 options, Mr. van Rijn, 10,000 options; and Mr. Bazaar, 25,000 options. Option awards are valued at the fair value on the date of grant using a Black-Scholes model.
(a)	Director compensation to Mr. Bazaar is paid to GFX Investments, LLC. Mr. Bazaar is a Vice President and Portfolio Manager at Richard L. Scott Investments, LLC. Mr. Bazaar disclaims beneficial ownership of the securities held by Richard L. Scott Investments, LLC and its affiliates.

In 2006, the Compensation Committee engaged a third-party consultant to review our director compensation structure. In September 2006, consistent with the findings of the study conducted by the third-party consultant, the Board approved a director compensation structure for fiscal 2007, as follows:

•	Increase cash compensation by $5,000 per year.
•	Initiate Committee Chairperson additional compensation:
Governance/Nominating	$500 per year
Compensation	$1,000 per year
Audit	$1,500 per year
•	Retain present structure of annual issuance of stock options.

Back to Index

Tally Sheet for Chief Executive Officer

The following table is a summary of the executive pay package for our Chief Executive Officer for our 2006 fiscal year.

Compensation Element	Amount ($)	Description	Terms and Conditions

Base Salary	$200,000	See footnote 1.	Effective July 1, 2006 Base Salary was increased to $225,000.
Annual Incentive
Discretionary Bonus	0	Not applicable.
Performance Bonus	200,000	See footnote 2.	Target: $200,000 Actual earned: $200,000
Stock Options	0	Not applicable. See footnote 3.	Grant date: N/A Number granted: Grant date value: Stock price at grant: Exercise price: Vesting:
Restricted Stock	0	Not applicable. See footnote 4.	Number granted: N/A Vesting: Grant value:
Performance Shares	0	Not applicable. See footnote 5.	Minimum: N/A Target: Maximum: Actual earned: Grant value:
Deferred Compensation	0	Not applicable.	Executive portion: N/A Company match (if any): Accumulated executive portion: Accumulated company match (if any):
401(k) Plan	3,642	See footnote 6.
Supplemental retirement benefit	0	Not applicable.	Actual projected payment obligations: N/A
Executive perquisites	74,947	See footnote 7.
Term life insurance	1,140	$2,000,000	A fifteen-year term life insurance policy
Gross-ups (if any)	0	Not applicable.
Severance associated with change-in-control	0	See footnote 8.	Estimated payout amount for cash: N/A
Severance for termination for cause	0	Not applicable.	Estimated payout amounts for cash, equity and benefits: N/A
Severance for termination without cause	0	Not applicable.	Estimated payout amounts for cash, equity and benefits: N/A
Post retirement package	0	Not applicable.	Estimated payout amounts for cash, equity and benefits: N/A
Post retirement package	0	Not applicable.	Estimated value of consulting agreement and continuation of benefits: N/A

Estimated 2006 Package	$461,716

(1)	The base salary for our CEO has remained the same since fiscal 2004.
(2)	On an annual basis, our Compensation Committee set forth the terms of a performance bonus to which our CEO, and other executives, may be eligible. For our CEO, the potential bonus is 100% tied to company performance, based upon measures determined by the Compensation Committee. For additional information, refer to the heading entitled “Performance Based Bonus Compensation”.
(3)	We did not grant stock options to our CEO in fiscal 2006. In 2003, we granted our CEO 500,000 stock options in connection with his July 2003 employment agreement. Our common stock traded at $0.45 on the grant date, July 1, 2003, and the exercise price was set at a substantial premium to the market price, $1.00. Options are exercisable for 5 years from grant. 250,000 options vested upon grant. The other options vested over a two year period from grant. The options had a value of $0 on the grant date, determined by multiplying the number of stock options by the difference between the common stock market price and the option exercise price at the time of grant. As at June 30, 2006, the options would have a value of $1,670,000, due to an increase in our stock price since July 2003.

Back to Index
(4)	We have never granted restricted stock as compensation to our CEO. All of his ownership of our common stock, except for open market purchases of 10,000 shares in 2001 and 2002, were initially acquired when he founded our company’s predecessor business in 1987.
(5)	We have never granted performance shares to our CEO.
(6)	Refers to our matching contributions under the plan
(7)	Refers to $18,013 paid during the Company’s fiscal 2006 to lease vehicles used by our CEO and the fair market value he received of $56,934 resulting from exercise of a purchase option he exercised on a leased vehicle. The use of a leased vehicle and the purchase option were in accordance with terms of the CEO’s employment agreement.
(8)	In the event of a “change of control” the Company is obligated to pay our CEO 290% of his annual base compensation. Based on his Base Salary in 2006 of $200,000, this contingent obligation could be $580,000 in 2006. Based on his current Base Salary, which was increased to $225,000 on July 1, 2006, this contingent obligation could be $652,500.

Employment Agreement with Named Executive Officer

Michael W. Levin serves as our Chief Executive Officer and President pursuant to a five-year employment agreement that began as of July 1, 2003. His current annual salary for fiscal year 2007 is to be $225,000. We granted him 500,000 five-year stock options to purchase 500,000 shares of common stock. The exercise price for the stock options is $1.00 per share. Stock options to purchase 250,000 shares vested on the date of grant, additional stock options to purchase 125,000 shares vested on June 30, 2004, and the remaining stock options to purchase 125,000 shares vested on June 30, 2005. These stock options are cumulative and are subject to anti-dilution rights.

He is also entitled to receive:

•	death benefits of $100,000;
•	a fifteen-year term life insurance policy for $2,000,000;
•	a luxury automobile;
•	reimbursement for reasonable travel and other business related expenses;
•	six weeks vacation;
•	medical and dental insurance; and
•	participation in any employee plan, perquisite and other benefits made available to Media Sciences’ employees or management in general.

We may also award him an annual performance bonus or other bonus as determined by the Board of Directors.

If we undergo a “change of control”, we must pay him an amount equal to 290% of his base compensation. He has the right to terminate his employment if we undergo a change in control. As defined in his employment agreement, a change of control refers to:

•	a change in our ownership or management that is required to be reported under the federal securities laws;
•	the acquisition, other than directly from Media Sciences, of 25% or more of our common stock or our voting securities by persons other than Media Sciences or Levin;
•	a change in a majority of the current Board of Directors, excluding a Board approved change that does not result from a proxy contest;
•	a reorganization, merger, consolidation or sale of substantially all of our assets, after which our shareholders do not own, in the same proportion, more than 50% of the voting power, after which a majority of the board of directors changes, and after which a new shareholder beneficially owns 25% or more of the voting power; or
•	shareholder approval of our liquidation or dissolution.

The employment agreement provides for termination for cause.

Back to Index

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The table below sets forth, as of June 30, 2006, the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock, except that the security ownership of management is provided in a separate table. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. As of June 30, 2006, we had 11,131,363 shares of common stock issued and outstanding.

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

Name and Address	Amount and Nature	Additional Shares	Percent
of Beneficial Owner	of Beneficial Owner	Acquirable Within 60 days	of Class

Richard L. Scott (a)	1,789,750	25,000 (b)	16.3%
100 First Stamford Place
Stamford, CT 06902
MicroCapital LLC (c)	708,300	0	6.4%
201 Post Street, Suite 1001
San Francisco, CA 94108

(a)	Beneficially owns securities through different entities, including: 1,000,000 shares held by GFX Investments, LLC, for which he is the beneficial owner; 606,050 shares held by Scott Family Florida Partnership Trust; 93,300 shares held by F. Annette Scott Florida Trust, of which his spouse is the trustee; and 90,400 shares held by Richard L. Scott Florida Trust.
(b)	Refers to shares acquirable upon exercise of options: 10,000 options exercisable at $1.69 per share until June 30, 2009; 5,000 options exercisable at $1.45 per share until December 17, 2009; and 10,000 options exercisable at $2.71 per share until January 30, 2016.
(c)	Holds the securities through different entities, including MicroCapital Fund LP and MicroCapital Fund Ltd.

Security Ownership of Management

The table below sets forth, as of June 30, 2006, the shares of our common stock beneficially owned by each of our officers and directors, and by all of our officers and directors as a group. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. As of June 30, 2006, we had 11,131,363 shares of common stock issued and outstanding.

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

The address of each of the persons named in the table is c/o Media Sciences International, Inc., 8 Allerman Road, Oakland, New Jersey 07463, unless otherwise indicated.

Back to Index
Name and Address	Amount and Nature		Additional Shares		Percent
of Beneficial Owner	of Beneficial Owner		Acquirable Within 60 days		of Class

Michael W. Levin	1,343,450	(a)	500,000	(b)	15.8%
Kevan D. Bloomgren	90,000	(c)	0	(d)	0.8%
Frances Blanco	42,775	(e)	132,741	(f)	1.6%
Lawrence Anderson	2,000		20,000	(g)	0.2%
Denise Hawkins	500		16,669	(h)	0.2%
Paul Baker	92,500		90,500	(i)	1.6%
Dennis Ridgeway	0		10,000	(j)	0.1%
Henry Royer	5,000	(k)	10,000	(l)	0.1%
Edwin Ruzinsky	20,000		55,000	(m)	0.7%
Willem van Rijn	0		10,000	(n)	0.1%
Alan L. Bazaar (o)	1,789,750		25,000	(p)	16.3%

All present officers and directors
as a group (11 persons)	3,385,975		869,910		35.5%

(a)	Includes 120,000 shares owned by his minor children
(b)	Refers to shares acquirable upon exercise of options, exercisable at $1.00 per share until June 29, 2008.
(c)	Includes 50,000 restricted shares, granted on March 15, 2006, subject to vesting annually in equal installments over a five year period.
(d)	Does not include shares acquirable upon exercise of 50,000 options, exercisable at $3.91 per share until March 14, 2016. The options are to subject to vesting in equal installments annually over a five year period, commencing on March 15, 2007.
(e)	Includes 2,000 shares owned by spouse.
(f)	Refers to shares acquirable upon the exercise of options: 7,741 options exercisable at $1.25 per share until June 18, 2008; 25,000 options exercisable at $0.50 per share until April 6, 2008; and 100,000 options exercisable at $1.06 per share until May 24, 2014.
(g)	Refers to shares acquirable upon exercise of options, exercisable at $1.60 per share until June 6, 2015. Does not include shares acquirable upon the exercise of 80,000 options, exercisable at $1.60 per share until June 5, 2015, that are subject to vesting in equal installments annually over a four year period, commencing on June 6, 2007.
(h)	Refers to shares acquirable upon exercise of options: 10,002 options exercisable at $1.70 per share until July 16, 2011 and 6,667 options exercisable at $1.91 per share until January 11, 2015. Does not include shares acquirable upon the exercise of 13,333 options, exercisable at $1.91 per share until January 11, 2015, that are subject to vesting in equal installments on January 12, 2007 and 2008.
(i)	Refers to shares acquirable upon exercise of options: 3,000 options exercisable at $2.00 per share until August 11, 2008; 30,000 options exercisable at $3.31 per share until April 6, 2009; 5,000 options exercisable at $2.19 per share until July 3, 2010; 5,000 options exercisable at $2.00 per share until July 2, 2011; 5,000 options exercisable at $0.65 per share until September 24, 2012; 10,000 options exercisable at $0.43 per share until May 6, 2013; 5,000 options exercisable at $0.85 per share until February 10, 2014; 5,000 options exercisable at $1.45 per share until December 17, 2014; and 10,000 options exercisable at $2.71 per share until January 30, 2016. Also includes beneficial ownership of shares underlying 12,500 warrants held by spouse, exercisable at $1 until June 12, 2007.
(j)	Refers to shares acquirable upon the exercise of 10,000 options, exercisable at $3.38 per share until February 26, 2016.
(k)	Does not include 95,000 shares held by Heffernen 1966 Trust B, a trust controlled by Mr. Royer’s spouse. Mr. Royer disclaims beneficial ownership of such shares.
(l)	Refers to shares acquirable upon the exercise of 10,000 options, exercisable at $2.71 per share until January 30, 2016.
(m)	Refers to shares acquirable upon exercise of options: 10,000 options exercisable at $2.06 per share until August 27, 2009; 5,000 options exercisable at $2.19 per share until July 3, 2010; 5,000 options exercisable at $2.00 per share until July 2, 2011; 5,000 options exercisable at $0.65 per share until September 24, 2012; 10,000 options exercisable at $0.43 per share until May 6, 2013; 5,000 options exercisable at $0.85 per share until February 10, 2014; 5,000 options exercisable at $1.45 per share until December 17, 2014; and 10,000 options exercisable at $2.71 per share until January 30, 2016.

Back to Index
(n)	Refers to shares acquirable upon the exercise of 10,000 options, exercisable at $4.09 per share until May 2, 2016.
(o)	For purposes of the table, Mr. Bazaar’s reported beneficial ownership refers to the beneficial ownership of Richard L. Scott Investments, LLC and its affiliates. Mr. Bazaar is a Vice President and Portfolio Manager at Richard L. Scott Investments, LLC. Mr. Bazaar disclaims beneficial ownership of the securities held by Richard L. Scott Investments, LLC and its affiliates.
(p)	Refers to shares acquirable upon exercise of options: 10,000 options exercisable at $1.69 per share until June 30, 2009; 5,000 options exercisable at $1.45 per share until December 17, 2014; and 10,000 options exercisable at $2.71 per share until January 30, 2016.

Changes in Control

We do not have any arrangements that may result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of June 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance

Equity compensation plans	1,260,561	$ 1.54	299,792
approved by securities holders
Equity compensation plans not	–	–	–
approved by security holders

Total	1,260,561	$ 1.54	299,792

(a)	Does not include the number, or value, of restricted shares, which are subject to outstanding awards and do not have an exercise price.

Plans in the Shareholder Approved Category

Our 1998 incentive stock plan, as amended, for employees, directors and consultants provides for the issuance of up to 1,000,000 shares of our common stock pursuant to stock options and restricted stock awards. An incentive stock option entitles the holder to purchase a share of our common stock at a purchase price equal to the fair market value of the common stock on the day of grant. As of June 30, 2006, stock options to purchase 485,561 shares of common stock were outstanding. These awards, subject to vesting, may be exercised for ten years from the date of grant at prices of $0.43 to $4.80. Since the effective date of the plan, 134,647 shares of common stock have been issued through exercise of options awarded under the plan. As of June 30, 2006, we also had outstanding 80,000 shares of restricted stock which have been awarded under the plan. Accordingly, at of June 30, 2006, 299,792 shares of the Company’s common stock were available for grant under the plan.

On April 7, 2003, we issued to Frances Blanco stock options to purchase 25,000 shares of common stock. The stock options vest on April 6, 2004 and are exercisable until April 5, 2008 at $0.50 per share.

In June 2003, we issued to Michael W. Levin stock options to purchase up to 500,000 shares of common stock, exercisable at $1.00 per share and expiring in June 2008.

On May 24, 2004, we issued to Frances Blanco options to purchase 100,000 shares of our common stock, of which 50,000 options vested on the grant date, 25,000 options vested as of May 25, 2005, and the remaining 25,000 options are subject to vesting as of May 24, 2006. The options are exercisable for ten years at $1.06 per share.

Back to Index

On June 6, 2005, we issued to Lawrence Anderson options to purchase 100,000 shares of our common stock, which vest ratably, on an annual basis, over the period June 6, 2005 through June 5, 2010. The options are exercisable for ten years at $1.60 per share.

On August 8, 2005, we issued to Donald Gunn, an officer, stock options to purchase 100,000 shares of our common stock exercisable for ten years at $1.65 per share. The options were subject to vesting, upon Gunn’s relocation to corporate offices, as follows: 50,000 stock options on such date, and the other 50,000 stock options at the rate of 10,000 stock options per year for five years starting on the first anniversary of such date. The option grant was modified by an agreement dated March 31, 2006 between the Company and Mr. Gunn. As modified, stock options to purchase 50,000 shares of common stock became fully vested as of April 2006, and the other stock options were forfeited.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On June 6, 2005, we issued to Lawrence Anderson, an officer, stock options to purchase 100,000 shares of our common stock, which vest ratably, on an annual basis, over the period June 6, 2005 through June 5, 2010. The options are exercisable for ten years at $1.60 per share.

On August 8, 2005, we issued to Donald Gunn, an officer, stock options to purchase up to 100,000 shares of our common stock. The options were subject to vesting, upon Gunn’s relocation to corporate offices, as follows: 50,000 stock options on such date, and the other 50,000 stock options at the rate of 10,000 stock options per year for five years starting on the first anniversary of such date. The options were exercisable for ten years at $1.65 per share.

On February 21, 2006, Scott Family Florida Partnership Trust, an entity controlled by Richard L. Scott, sold 40,000 shares of our common stock at $3.00 per share to Kevan D. Bloomgren prior to the start of his employment as Media Sciences’ Chief Financial Officer.

Back to Index

On March 15, 2006, concurrent with the start date of his employment, we granted Mr. Bloomgren 50,000 shares of unregistered common stock and stock options to purchase 50,000 shares of our common stock, exercisable for ten years at $3.91 per share, in each case subject to vesting annually over a five year period from March 15, 2006 at the rate of 20% per year. In the event of termination of employment by the Company for reasons other than cause or in the event of a change of control event, we agreed to accelerate all non-vested stock options and grants, and we agreed to reimburse Mr. Bloomgren for certain tax payments paid under an IRS 83(b) election for the common stock granted on March 15, 2006, limited to the taxes paid on the unvested stock grants.

In April 2006, we entered into an agreement, effective as of March 31 2006, with Donald Gunn, a former officer and director, in connection with his separation from employment with us. Under the separation agreement, Mr. Gunn was entitled to: a lump sum of $16,153.85, constituting six weeks’ salary; a lump sum of $21,000, constituting 75% of a personal performance-based bonus to which he would have been eligible for in connection with our 2006 fiscal year; continued eligibility, at a 75% rate, for a potential earnings-based cash bonus in connection with our 2006 fiscal year; immediate acceleration of the vesting of 50,000 stock options, exercisable at $1.65 per share, granted on August 8, 2005, which were previously subject to vesting at the rate of 10,000 stock options per year for five years; and continuation of health coverage for up to twelve months. The earnings-based bonus incentive, in the amount of $21,000, was paid in September 2006, consistent with the terms of the separation agreement.

ITEM 13.  EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-B are included in Exhibits to this Report as follows:

Exhibit	Description

3(i)(1)	Certificate of Incorporation of Cadapult Graphic Systems, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10-QSB/A filed on September 1, 1998)
3(i)(2)	Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc. (Incorporated by reference to Exhibit 3(i)(5) of Annual Report on Form 10-KSB filed on September 28, 1999)
3(i)(3)	Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Quarterly Report on Form 10-QSB filed on May 15, 2002)
3(i)(4)	Certificate of Designation (Incorporated by reference to Exhibit 4.5 of Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999)
3(i)(5)	Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3(i)(6) of Annual Report on Form 10-KSB filed on September 15, 2003)
3(i)(6)	Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.7 of Registration Statement on Form SB-2, Registration Number 333-112340, filed on January 30, 2004)
3(ii)	By-Laws, as Amended (Incorporated by reference to Exhibit 3(ii) of Current Report on Form 8-K filed on November 14, 2005)
4.1	1998 Incentive Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.10 of Registration Statement on Form S-8 filed on March 22, 2006)
10.1	Lease Agreement (Incorporated by reference to Exhibit 10.13 of Annual Report on Form 10-KSB filed on or about September 28, 2000)
10.2	Sublease Agreement (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on January 24, 2005)
10.3	Master Lease Agreement, July 2005 (Incorporated by reference to Exhibit 10.27 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.4	Agreement with Consonant Services Group (Incorporated by reference to Exhibit 10.6 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002)
10.5	Form of Warrant Agreement with Consonant Services Group (Incorporated by reference to Exhibit 10.11 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002)
10.6	Form of Promissory Note issued in June 2002 (Incorporated by reference to Exhibit 10.14 of Annual Report on Form 10-KSB filed on October 15, 2002)

Back to Index
10.7	Form of Warrants issued in June 2002 (Incorporated by reference to Exhibit 10.14 of Annual Report on Form 10-KSB filed on October 15, 2002)
10.8	Common Stock Purchase Agreement, dated June 30, 2004 (Incorporated by reference to Exhibit 10.20 of Registration Statement on Form SB-2, filed on July 30, 2004)
10.9	Registration Rights Agreement, dated June 30, 2004 (Incorporated by reference to Exhibit 10.21 of Registration Statement on Form SB-2, filed on July 30, 2004)
10.10	Form of Amended Option Agreement with Frances Blanco (Incorporated by reference to Exhibit 10.8 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002)
10.11	Form of Amended Option Agreement with Donald Gunn (Incorporated by reference to Exhibit 10.12 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002)
10.12	Form of Employment Agreement with Michael W. Levin (Incorporated by reference to Exhibit 10.16 of Annual Report on Form 10-KSB filed on September 15, 2003)
10.13	Form of Option Agreement with Management issued April 2003 (Incorporated by reference to Exhibit 10.15 of Registration Statement on Form SB-2, Registration Number 333-112340, filed on January 30, 2004)
10.14	Option Agreement with Frances Blanco issued May 2004 (Incorporated by reference to Exhibit 10.16 of Registration Statement on Form SB-2, filed on July 30, 2004)
10.15	Option Agreement with Lawrence Anderson, June 2005 (Incorporated by reference to Exhibit 10.28 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.16	Option Agreement with Donald Gunn, August 2005 (Incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.17	Agreement with Donald Gunn, dated March 31, 2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on April 24, 2006)
10.18	Loan Agreement with PNC Bank (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on December 20, 2004)
10.19	Term Note with PNC Bank, dated as of March 28, 2005 (Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on April 4, 2005)
10.20	Amendment to Loan Documents with PNC Bank, dated a of March 28, 2005 (Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 4, 2005)
10.21	Second Amendment to Loan Documents, June 2005 (Incorporated by reference to Exhibit 10.26 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.22	Amendment to Loan Documents, dated as of January 23, 2006 (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on February 9, 2006)
10.23	Amendment to Loan Documents, dated as of January 23, 2006 (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on February 9, 2006)
10.24	Guaranty and Suretyship Agreement, dated January 23, 2006 (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on February 9, 2006)
10.25	Term Note with PNC Bank, dated March 17, 2006, with Security Agreement and Guarantee (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 15, 2006)
21*	Subsidiaries of the Registrant
23.1*	Consent of J.H. Cohn LLP
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
________ * Filed herewith.

Back to Index

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by J.H. Cohn LLP, our current principal independent registered public accounting firm, during the years ended June 30, 2006 and 2005 were $118,196 and $56,105, respectively.

Audit services consisted primarily of the annual audits, review of our interim financial statements, services provided in connection with restatements of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by J.H. Cohn LLP, our current principal independent registered public accounting firm, during the years ended June 30, 2006 and 2005 were $5,258 and $7,511, respectively. Audit-related fees consisted primarily of the review of financial statements for inclusion in registration statements filed by the Company.

Tax Fees

Fees for tax services provided by J.H. Cohn LLP, our current principal independent registered public accounting firm, during the years ended June 30, 2006 and 2005 were $11,200 and $5,117, respectively. Tax services related primarily to the preparation of Company tax filings with regulatory agencies.

All Other Fees

There were no other fees billed for services.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent registered public accounting firm.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it.  All services performed in our fiscal year 2006 were pre-approved.

Back to Index

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: September 28, 2006

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES	TITLE	DATE

/s/ Michael W. Levin Michael W. Levin	Chairman of the Board, President and Chief Executive Officer	September 28, 2006

/s/ Kevan D. Bloomgren Kevan D. Bloomgren	Chief Financial Officer	September 28, 2006

/s/ Willem van Rijn Willem van Rijn	Director	September 28, 2006

/s/ Edwin Ruzinsky Edwin Ruzinsky	Director	September 28, 2006

/s/ Henry Royer Henry Royer	Director	September 28, 2006

/s/ Alan L. Bazaar Alan L. Bazaar	Director	September 28, 2006

/s/ Dennis Ridgeway Dennis Ridgeway	Director	September 28, 2006

/s/ Willem van Rijn Willem van Rijn	Director	September 28, 2006

/s/ Willem van Rijn Willem van Rijn	Director	September 28, 2006