Form 10QSB
period 2006-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2006-11-14
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 27, 2006, we had 11,218,363 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): YES ☒ NO ☐

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	18

ITEM 3. CONTROLS AND PROCEDURES	25

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	26

SIGNATURES	27

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2006 (Unaudited)	June 30, 2006 (Note 1)

CURRENT ASSETS:
Cash and cash equivalents	$2,801,209	$1,485,399
Accounts receivable, net	2,128,533	2,387,991
Inventories, net	4,681,878	4,454,997
Deferred tax assets	271,970	271,970
Prepaid expenses and other current assets	159,795	371,684

Total Current Assets	10,043,385	8,972,041

PROPERTY AND EQUIPMENT, NET	2,526,825	2,580,472

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Other assets	78,627	78,627

Total Other Assets	3,662,858	3,662,858

TOTAL ASSETS	$16,233,068	$15,215,371

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$150,000	$150,000
Accounts payable	1,187,460	910,853
Accrued compensation and benefits	267,013	690,153
Other accrued expenses and current liabilities	1,014,913	667,491
Income taxes payable	571,328	475,072
Accrued product warranty costs	222,799	230,437
Deferred revenue	718,521	740,632

Total Current Liabilities	4,132,034	3,864,638

OTHER LIABILITIES:
Long-term debt, less current maturities	428,961	464,450
Deferred rent liability	283,693	299,907
Deferred revenue, less current portion	370,836	396,620
Deferred tax liabilities	197,830	165,330

Total Other Liabilities	1,281,320	1,326,307

TOTAL LIABILITIES	5,413,354	5,190,945

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value
Authorized 1,000,000 shares; none issued	—	—
Common Stock, $.001 par value
Authorized 20,000,000 shares; issued 11,196,363 shares
in September and 11,131,363 shares in June	11,196	11,131
Additional paid-in capital	10,169,894	10,210,132
Deferred stock-based compensation	—	(292,996)
Retained earnings	638,624	96,159

Total Shareholders' Equity	10,819,714	10,024,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,233,068	$15,215,371

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005

NET REVENUES	$5,624,534	$4,776,436

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization,
product warranty and shipping and freight	2,042,494	2,013,068
Depreciation and amortization	152,095	124,268
Product warranty	208,034	249,029
Shipping and freight	112,122	96,489

Total cost of goods sold	2,514,745	2,482,854

GROSS PROFIT	3,109,789	2,293,582

OTHER COSTS AND EXPENSES:
Research and development	419,876	219,710
Selling, general and administrative, excluding depreciation and amortization	1,835,636	1,283,591
Depreciation and amortization	66,713	51,036

Total other costs and expenses	2,322,225	1,554,337

INCOME FROM OPERATIONS	787,564	739,245

Interest income (expense), net	8,115	(34,697)

INCOME BEFORE INCOME TAXES	795,679	704,548
Provision for income taxes	253,214	281,819

NET INCOME	$542,465	$422,729

EARNINGS PER SHARE
Basic and diluted	$0.05	$0.04

WEIGHTED AVERAGE SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	11,137,085	10,965,967
Diluted	11,592,590	11,387,000

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Stock-Based	Total Shareholders'
	Shares	Amount	Capital	Earnings	Compensation	Equity

BALANCES, JUNE 30, 2006	11,131,363	$11,131	$10,210,132	$96,159	$(292,996)	$10,024,426

Issuance of common stock for
exercise of stock options	65,000	65	106,435	—	—	106,500
Reclassification of deferred stock-based
compensation for adoption of
SFAS No. 123(R)	—	—	(292,996)	—	292,996	—
Stock based compensation expense	—	—	146,323	—	—	146,323
Net income	—	—	—	542,465	—	542,465

BALANCES, SEPTEMBER 30, 2006	11,196,363	$11,196	$10,169,894	$638,624	$—	$10,819,714

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$542,465	$422,729
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	218,932	175,304
Deferred income taxes	32,500	249,011
Provision for bad debts	—	9,971
Non-cash stock-based compensation expense	145,995	—
Excess tax benefits from stock-based compensation	(37,670)	—
Changes in operating assets and liabilities :
Accounts receivable	259,458	(181,624)
Inventories	(226,553)	456,677
Prepaid expenses and other current assets	211,889	(201,913)
Accounts payable	276,607	(544,461)
Accrued compensation and benefits	(423,140)	133,286
Other accrued expenses and current liabilities	339,784	265
Income taxes payable	96,256	(295)
Deferred rent liability	(16,214)	(10,028)
Deferred revenue	(47,895)	(10,189)

Net cash provided by operating activities	1,372,414	498,733

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(165,285)	(123,378)

Net cash used in investing activities	(165,285)	(123,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank line of credit repayments, net	—	(538,815)
Bank term loan repayments	(35,489)	(25,000)
Excess tax benefits from stock-based compensation	37,670	—
Proceeds from issuance of common stock	106,500	26,501

Net cash provided by (used in) financing activities	108,681	(537,314)

NET INCREASE (DECREASE) IN CASH	1,315,810	(161,959)

CASH, BEGINNING OF PERIOD	1,485,399	611,016

CASH, END OF PERIOD	$2,801,209	$449,057

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$17,777	$34,697
Income taxes paid	$138,657	$3,369

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business.    Media Sciences International, Inc. is a holding company which conducts its business through its operating subsidiaries. The Company is a manufacturer of business color printer supplies, which the Company distributes through an international network of dealers and distributors and directly to end users in the United States through various programs. In May 2005, one of our subsidiaries, Cadapult Graphic Systems, Inc. (“Cadapult”), discontinued its electronic pre-press sales and service operations.

Basis of Presentation.    The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2006, filed with the SEC on September 28, 2006. The June 30, 2006 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2007.

Reclassifications.    Certain prior period balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Estimates and Uncertainties.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		September 30, 2006 (Unaudited)	June 30, 2006

Accounts receivable, net
Accounts receivable, gross		$2,188,533	$2,447,991
Allowance for doubtful accounts		(60,000)	(60,000)

		$2,128,533	$2,387,991

Inventories, net of reserves
Raw materials		$1,714,642	$1,769,975
Finished goods		2,967,236	2,685,022

		$4,681,878	$4,454,997

Property and Equipment, net	Useful Lives

Equipment	3 - 7 years	$1,556,609	$1,530,772
Furniture and fixtures	7 years	460,420	453,960
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 - 10 years	781,473	767,470
Tooling and molds	3 years	2,469,519	2,350,534

		5,298,455	5,133,170
Less: Accumulated depreciation and amortization		2,771,630	2,552,698

		$2,526,825	$2,580,472

Goodwill and other intangible assets, net
Goodwill		$3,965,977	$3,965,977
Other	1-5 years	46,000	46,000

		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746

		$3,584,231	$3,584,231

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT

The Company’s indebtedness under secured bank loan agreements consisted of the following:

	September 30, 2006 (Unaudited)	June 30, 2006

Short-term debt:
Current maturities of long-term debt	$150,000	$150,000

Long-term debt:
Long-term debt, less current maturities	$428,961	$464,450

Total Bank Debt	$578,961	$614,450

We have a revolving line of credit facility which provides for maximum borrowings of $3,000,000. As of September 30, 2006, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006, we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. The Amendments also modified certain financial covenants. Borrowings bear interest at the bank’s Prime Rate (8.25% at September 30, 2006) and are payable on demand.

On March 17, 2006, we entered into a five-year term note with the bank in the amount of $250,000 that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal of $5,054. At September 30, 2006, this note had a remaining principal balance of $228,961. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

On July 27, 2005, we entered into an equipment lease line of credit with $1,000,000 in initial availability with the bank. Borrowings bear interest at a rate of approximately 1% over the bank’s Prime Rate, with terms of three to seven years. The bank will hold title to the equipment leased under the line of credit. Any unutilized balance on the line of credit expires on November 30, 2006.  In December 2005, we entered into an operating lease under this line, reducing the availability under the line by $228,682. This lease requires monthly payments of $3,453, for 72 months. In September 2006, we entered into an additional operating lease under this line, effectively utilizing the remaining availability under the lease line. This lease requires monthly payments of $10,621 for 72 months.

In March 2005, we entered into a five-year term note with our bank in the amount of $500,000 that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At September 30, 2006, this note had a remaining principal balance of $350,000. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the amended revolving line of credit and the five-year term notes with the bank are subject to two amended financial covenants. At September 30, 2006 and 2005 and June 30, 2006, the Company was in compliance with all of its financial covenants.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of the basic and diluted earnings per common share:

	Three Months Ended September 30,
	2006	2005

Numerator for basic and diluted:
Net Income (a)	$542,465	$422,729

Denominator :
For basic earnings per common share –
weighted average shares outstanding	11,137,085	10,965,967
Effect of dilutive securities – stock options,
restricted stock units and warrants	455,505	421,033

For diluted earnings per common share –
weighted average shares outstanding adjusted
for assumed exercises	11,592,590	11,387,000

Basic earnings per share	$0.05	$0.04

Diluted earnings per share	$0.05	$0.04

(a)

Net income for the three months ended September 30, 2006 includes $95,963 of stock-based compensation expense, net of tax.  Net income for the three months ended September 30, 2005 includes no stock-based compensation expense as the period preceded the effective date of SFAS No. 123(R). The effect of recording stock-based compensation expense on basic and diluted earnings per share was $0.01 per share for the three months ended September 30, 2006.

The following warrants and options to purchase common stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 2006 and 2005 because their exercise price was greater than the average market price of the common stock for those periods:

	Three Months Ended September 30,
	2006	2005

Anti-dilutive warrants and options	—	122,150

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION

Effective July 1, 2006, Media Sciences adopted the provisions of SFAS No. 123(R), “Share-Based Payment”.  SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and non-employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the award’s requisite service period.  The Company previously applied the intrinsic value and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The pro forma information for the three months ended September 30, 2005 follows:

Three Months Ended September 30, 2005

Net income as reported	$422,729

Stock-based employee compensation expense under fair value method, net of
related tax effects	(9,472)

Pro forma net income	$413,257

Basic earnings per share:
As reported	$0.04
Pro forma	$0.04

Diluted earnings per share:
As reported	$0.04
Pro forma	$0.04

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the provisions of SFAS No. 123 (R) effective as of July 1, 2006 by using the modified prospective application method.  Under this transition method, compensation cost recognized for the three months ended September 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Previously reported amounts have not been restated.  The effect of recording stock-based compensation for the three months ended September 30, 2006 was as follows:

Three Months Ended September 30, 2006

Stock-based compensation expense by type of award:
Employee stock options (1)	$130,930
Restricted stock units (2)	15,393
Amounts capitalized as inventory	(328)

Total stock-based compensation expense	$145,995
Tax effect of stock-based compensation recognized	(50,032)

Net effect on net income	$95,963

Excess tax benefit effect on:
Cash flows from operations	$(37,670)
Cash flows from financing activities	$37,670
Effect on earnings per share:
Basic	$0.01
Diluted	$0.01

(1)

Includes the recognition of $117,625 of stock-based compensation expense ($74,104 after tax) associated with accelerated vesting of options granted to an employee covering 50,000 shares. The Company’s Board of Directors approved this acceleration of vesting associated with termination of the individual’s employment with the Company.

(2)	Stock-based compensation expense of $22,175 would have been recorded under the provisions of APB No. 25.

As of July 1, 2006, the Company had an unrecorded deferred stock-based compensation balance of $409,872 after estimated forfeitures.  In connection with the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

During the three months ended September 30, 2006, the Company granted 10,000 stock options with an estimated total grant-date fair value of $18,570 after estimated forfeitures.  During the same period, the Company granted 4,357 shares of restricted stock with a grant date fair value of $16,927 after estimated forfeitures.

As of September 30, 2006, the unrecorded deferred stock-based compensation balance was $381,174 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 3.6 years.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

Valuation Assumptions

In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions.  The Company estimates the fair value of stock options using a Black-Scholes option-pricing model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin (“SAB”) No. 107. For the Company’s prior period pro forma disclosures of net income, stock-based compensation was determined under a fair value method as prescribed by SFAS No. 123.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,
	2006	2005

Risk-free interest rate	4.7%	4.0%
Dividend yield	0.0%	0.0%
Expected common stock market price volatility factor	61%	12-65%
Average expected life of stock options	6 years	10 years

SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historic volatility of a peer group of technology-based manufacturing companies with similar attributes, including market capitalization, annual revenues, and debt leverage. The Company placed limited reliance on the historic volatility of its common stock given the substantial reorganization of the Company in 2005. In 2005, the Company discontinued the electronic pre-press sales and service operations of its Cadapult Graphic Systems subsidiary.  Historically, these discontinued operations represented a significant portion of the Company’s operations. These discontinued operations were also materially different, in many respects, from the Company’s present technology-based manufacturing business. For these reasons, the Company determined that historic peer group volatility was more reflective of market conditions and a better indicator of expected volatility than its own historic volatility for years prior to 2005.

Given the Company’s relatively limited experience as a public entity, the Company has for now adopted the simplified method suggested by the SEC in SAB 107 for determining the expected life of the options. Under this method, the Company calculates the expected term of an option grant by averaging its vesting and contractual term. The Company estimates its applicable risk-free rate based upon the yield of U.S. Treasury securities having maturities similar to the estimated term of an option grant, adjusted to reflect its continuously compounded “zero-coupon” equivalent.

Prior to the adoption of SFAS No. 123(R), the Company used a variety of methods to derive its expected volatility, expected term and risk-free rate assumptions.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program presently consists of one plan, the Company's 1998 incentive stock plan, under which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Under our equity incentive program, stock options generally have a vesting period of three to five years, are exercisable for a period not to exceed ten years from the date of issuance and are not granted at prices less than the fair market value of our common stock at the grant date.  Restricted stock units may be granted with varying service-based vesting requirements.

Under the Company’s 1998 incentive stock plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of September 30, 2006, 318,435 common shares remain available for future issuance under the Plan.

The following table summarizes the activity under the equity incentive plans for the indicated periods:

	Number of Shares	Weighted Average Exercise Price

Balance outstanding at June 30, 2005	1,111,543	$1.29

Year ended June 30, 2006:
Options granted	311,352	2.49
Restricted stock units granted	80,000	—
Options exercised	(57,334)	1.40
Options cancelled/expired/forfeited	(105,000)	1.82

Balance outstanding at June 30, 2006	1,340,561	$1.54
Quarter ended September 30, 2006:
Options granted	10,000	4.49
Restricted stock units granted	4,357	—
Options exercised	(65,000)	1.64
Options cancelled/expired/forfeited	(33,000)	1.46

Balance outstanding at September 30, 2006	1,256,918	$1.56

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The options outstanding and exercisable at September 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.43 to $0.85	78,200	4.95	$0.56	$ 373,796	78,200	$0.56	$ 373,796
$1.00 to $2.00	849,759	4.04	1.21	3,509,505	716,094	1.14	3,007,595
$2.01 to $4.80	244,602	7.54	3.12	543,016	134,934	2.92	326,540

	1,172,561	4.83	$1.56	$ 4,426,317	929,228	$1.35	$ 3,707,931

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.34 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 929,228.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended September 30, 2006 and 2005 was $2.73 and $0.52 per share, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $226,550 and $27,125, respectively.  The total cash received from employees as a result of employee stock option exercises during the three months ended September 30, 2006 and 2005 was approximately $106,500 and $1,500, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three months ended September 30, 2006 and 2005 were $83,824 and $0, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

As of July 1, 2006, the Company had a deferred stock-based compensation balance related to restricted stock units of $292,996 ($206,160 after estimated forfeitures).

During the three months ended September 30, 2006, the Company’s Board of Directors approved the grant of 4,357 shares of restricted stock units to an employee.  These restricted stock units vest in equal installments on the first and second anniversaries of the grant date.  The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award.  The total grant date fair value of the restricted stock units granted during the three months ended September 30, 2006 was $16,927 after estimated forfeitures.  Stock-based compensation cost for restricted stock units for the three months ended September 30, 2006 was $15,393.

As of September 30, 2006, there was $207,693 of total deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Equity Incentive Program.  That cost is expected to be recognized over an estimated weighted average period of 3.7 years.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company's restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share

Balance outstanding at June 30, 2005	—	$—	$—

Year ended June 30, 2006:
Restricted stock units granted	80,000	314,300	3.93
Restricted stock units vested	—	—	—
Restricted stock units cancelled/forfeited	—	—	—

Balance outstanding at June 30, 2006	80,000	$314,300	$3.93

Quarter ended September 30, 2006:
Restricted stock units granted	4,357	19,999	$4.59
Restricted stock units vested	—	—	—
Restricted stock units cancelled/forfeited	—	—	—

Balance outstanding at September 30, 2006	84,357	$334,299	$3.96

NOTE 6 – ACCRUED PRODUCT WARRANTY COSTS

The Company provides a warranty for all of its consumable supply products and for its INKlusive printer program. The Company’s warranty stipulates that it will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Factors that may affect the warranty liability and expense include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of the recorded warranty liability and adjusts the amount as necessary. These expenses are classified as a separately captioned item in cost of goods sold.

Changes in accrued product warranty costs for the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
	2006	2006

Accrued product warranty costs at the beginning of the period	$230,437	$291,733

Warranties accrued during the period	208,035	249,029
Warranties settled during the period	(215,673)	(258,779)

Net change in warranty reserve	(7,638)	(9,750)

Accrued product warranty costs at the end of the period	$222,799	$281,983

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RESEARCH AND DEVELOPMENT

Research and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For the three months ended September 30, 2006 and 2005, our research and product development costs were $419,876 and $219,710, respectively.

NOTE 8 – ADVERTISING EXPENSES

Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at September 30, 2006 and 2005 totaled $5,333 and $56,708, respectively. Advertising expense for the three months ended September 30, 2006 and 2005 amounted to $270,585 and $142,035, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 6, “Factors Affecting Results Including Risks and Uncertainties” included in our Form 10-KSB for the year ended June 30, 2006, filed September 28, 2006. You should carefully review these risks and also review the risks described in other documents we file from time to time with the SEC.  You are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB for the year ended June 30, 2006, filed September 28, 2006.

EXECUTIVE SUMMARY

Media Sciences International, Inc. is the leading independent manufacturer of color toner cartridges and solid ink sticks for business color printers. Our products are distributed through an international network of dealers and distributors. We also sell directly to end users located in the United States through programs designed to foster our supplies business, such as our INKlusive free color printer program.

Effective July 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to July 1, 2006, we had accounted for stock-based compensation awards in accordance with Accounting Principles Board (APB) opinion No. 25. We have chosen to implement SFAS No 123(R) using the modified prospective method. Under this method, periods prior to July 1, 2006 are not restated to reflect stock-based compensation using a fair value method. Accordingly, our first quarter 2007 results include $145,995 of pretax non-cash stock-based compensation expense ($95,963 after tax), of which $117,625 pretax ($74,104 after tax) relates to a one-time Board approved severance paid in the form of a stock option vesting acceleration to an individual.

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

	Fiscal Year 2007	Fiscal Year 2006

	1st	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter

Net revenues	$5,625	$4,776	$5,140	$5,396	$5,961
Costs of goods sold	$2,515	$2,483	$2,578	$2,664	$2,728

Gross profit	$3,110	$2,294	$2,563	$2,732	$3,233
Gross margin	55.3%	48.0%	49.9%	50.6%	54.2%
Income from operations (a)	$788	$739	$773	$840	$917
Operating margin	14.0%	15.5%	15.0%	15.6%	15.4%
Net income (b)	$543	$423	$455	$502	$749
Diluted earnings per share	$0.05	$0.04	$0.04	$0.04	$0.06

(a)	includes pretax non-cash stock-based compensation expense of $145,995 and $21,304 during the first quarter of fiscal year 2007 and the fourth quarter of fiscal year 2006, respectively.
(b)	includes after-tax non-cash stock-based compensation expense of $95,963 and $13,421 during the first quarter of fiscal year 2007 and the fourth quarter of fiscal year 2006, respectively.

RESULTS OF OPERATIONS

Net Revenues.   Net revenues for the quarter were the second best on record, $0.3 million behind the record set in the Company’s previous quarter ended June 30, 2006. Our consolidated net revenues for the three months ended September 30, 2006 compared to the same period in 2005, increased by $0.8 million, or 18% to $5.6 million, from $4.8 million. The Company’s net revenue growth rate increased from the 8% realized during the three months ended September 30, 2005 over the same period in 2004. For the three months ended September 30, 2006 as compared to the same period in 2005, sales of color toner cartridges increased by about 42%, while sales of solid ink sticks increased approximately 11%.

The year-over-year increase in net revenues is attributed primarily to recurring sales from the Company’s growing portfolio of color business printer supply products. To a lesser extent, some of the noted growth is also attributed to the general growth and increased market acceptance of color business printers and an increase in market share for some of our existing products.

On September 21, 2006 we announced the launch of a new product; toner cartridges for use in the Oki® C3100 and C3200 color business printers. The market opportunity associated with this product launch is significant; with the installed base for Oki C3100 and C3200 printers now the fourth largest installed base of our portfolio of products. The European market comprises more than 80% of the estimated total installed base. The Oki C3100 is not sold in the U.S. The Company began shipping cartridges for use in the Oki C3100 and C3200 in October 2006.

Gross Profit.   The consolidated gross profit for the three months ended September 30, 2006 compared to the same period in 2005, increased by $0.8 million or 36% to $3.1 million from $2.3 million. For the three months ended September 30, 2006 our gross margin was 55% of net revenues as compared with 48% of net revenues for the three months ended September 30, 2005. This 700 basis point increase in margin is primarily attributed to substantial yield improvements in our solid ink manufacturing, a transition from low margin versions of cartridges to higher margin Clearcase and Premium cartridges, and a reduction in our product warranty costs. These favorable improvements to our margins were partially offset by certain increases in our raw material costs, higher manufacturing depreciation and amortization costs, and greater costs of outbound shipping and freight.

Our 55% gross margin for the quarter ended September 30, 2006 was approximately 100 basis points higher than the 54% gross margin we realized in the prior fiscal quarter ended June 30, 2006. This slight sequential margin improvement reflects a more favorable sales mix of solid ink to toner business during the quarter.

We do not expect to realize significant additional yield improvements in our solid ink production, nor do we have any further product transitions which will materially reduce our costs. Therefore, any further increases in raw material or inbound shipping costs may decrease our margins unless offset by other manufacturing efficiencies. The Company has in development several new color toner cartridge products which if launched are expected to carry margins that are lower than our current margins. The impact these new products may have on our future margins will be a function of each product’s ultimate sales volumes. If these new products are particularly successful, it is likely that our future gross margins may reflect some erosion.

Research and Development.   Research and development spending for the three months ended September 30, 2006 compared to the same period in 2005, increased by $0.20 million or 91% to $0.42 million from $0.22 million. The $0.42 million of research and development spending for the three months ended September 30, 2006 includes $0.13 million of non-cash stock-based compensation expense, $0.12 million of this expense relates to a one-time Board approved severance paid in the form of a stock option vesting acceleration to a former research and development executive.

This increase was driven by our initiatives to increase our product breadth through the development and launch of new products. The increase in our research and development spending was broad-based. During 2006, we added new technical personnel and management to our research and development team. We also increased research and development capital and operating expenditures as we accelerated the pace of new product development. Looking forward, we expect continued growth in our research and development spending both as a percentage of net revenues and on a year-over-year basis.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended September 30, 2006 compared to the same period in 2005, increased by $0.55 million or 43% to $1.84 million from $1.28 million; representing 33% and 27% of net revenues, respectively. The increase in selling, general and administrative expense was primarily driven by greater year-over-year professional fees, increased compensation and benefits costs, and greater advertising spending. Specifically, professional fees increased by $0.22 million, including legal fees associated with the Xerox litigation and the lawsuit we have pending against our former insurance broker of about $.14 million, year-end audit fees, costs of implementing SFAS No. 123(R), and various other projects comprising the difference. Over this same period, compensation and benefits costs, including sales commissions, increased by about $0.16 million, reflecting the hiring of additional sales, marketing, and operations personnel. Over these comparative periods, the Company increased its advertising spending by $0.13 million or about 90% to $0.27 million for the three months ended September 30, 2006 from $0.14 million for the same period in 2005.

Selling, general and administrative expense, exclusive of depreciation and amortization for the three months ended September 30, 2006 includes $0.019 million of non-cash stock-based compensation expense. During the remainder of fiscal 2007, we do expect some continued increase our advertising, marketing, sales and administrative costs through fiscal 2007.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended September 30, 2006 compared to the same period in 2005, increased by $0.02 million to $0.07 million from $0.05 million. The increase reflects asset additions made by the Company over the year.

Interest Income (Expense), net.   For the three months ended September 30, 2006, the Company had net interest income of $0.008 million as compared with net interest expense of $0.035 million for the three months ended September 30, 2005. The $0.043 million improvement in net interest income was primarily driven by a significant reduction in the Company’s interest bearing debt and a significant increase in the Company’s interest bearing cash balances.

Income Taxes.   For the three months ended September 30, 2006, we recorded income tax expense of $0.25 million as compared with income tax expense of $0.28 million for the three months ended September 30, 2005. For the three months ended September 30, 2006 and 2005, our effective tax rates were 31.8% and 40.0%, respectively. Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities. The availability of tax credits associated with manufacturing and research and development activities, as well as exclusions, such as the Extraterritorial Income Exclusion, can result in an effective rate that is lower than the statutory rate.

In April 2006, we initiated a thorough review of our historic tax compliance. As a result, we identified that we had not historically taken advantage of all of the credits or income exemptions for which we were entitled. Further, we implemented certain other fundamental tax planning to reduce our current and future effective tax rate. As a result, the 800 basis point decrease in our effective tax rate for the three months ended September 30, 2005 to 2006 reflects the realization of our tax planning efforts and application of available credits and income exclusions. We expect our consolidated effective tax rate for the fiscal year ended June 30, 2007 to be about 35%. This effective tax rate could significantly decline further should we decide to manufacture all or a portion of our products outside the U.S. in lower tax jurisdictions. We are still evaluating the viability of such a strategy and can make no assurances that we will either pursue such a strategy or, that if we do, that it will be successful in realizing the intended benefits.

Income from Continuing Operations.   For the three months ended September 30, 2006, we earned $0.54 million or $0.05 per share basic and fully diluted. This compares favorably with the $0.42 million or $0.04 per share basic and fully diluted earned for the three months ended September 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the fiscal quarter ended September 30, 2006, had a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” (“Statement 154”). Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment in the determination of net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, Statement 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of Statement 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF 06-3”). The guidance prescribes the disclosure of the Company’s accounting treatment of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, which includes, but is not limited to, sales, use, value added and some excise taxes. The Company’s accounting treatment of such taxes collected is to be made in the Company’s disclosure of significant accounting policies. The provisions of EITF 06-3 are effective for fiscal years beginning after December 15, 2006. The Company’s current disclosure practices comply with the requirements prescribed by EITF 06-3.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”— an interpretation of SFAS No. 109. FIN 48 will require the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As used in this Interpretation, the term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a “dual approach” that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. The Company currently believes the adoption of SAB 108 will not have a material impact on its financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2006, our cash and equivalents increased by $1.3 million to $2.8 million. $1.4 million of this increase was generated from operating activities; $0.1 million was from financing activities, namely proceeds received from employees associated with option exercises, partially offset by $0.17 million of cash used in investing activities. Cash used in investing activities included the purchase of equipment, tooling and leasehold improvements in the amount of $0.17 million represented an increase of $0.04 million or 34% from the comparable spend of $0.12 million for the three months ended September 30, 2005.

The Company generated $1.4 million of positive cash flow from operating activities for the three months ended September 30, 2006 as compared with $0.5 million for the three months ended September 30, 2005. The $1.4 million of cash generated by operating activities for the three months ended September 30, 2006 resulted from $0.54 million of income from operations, add-back of net non-cash charges totaling $0.36 million, and $0.47 million of cash provided primarily by a net decrease in the Company’s non-cash working capital (current assets less cash and cash equivalents net of current liabilities). Specifically, for the three months ended September 30, 2006, accounts receivable decreased by $0.26 million, prepaid expenses and other current assets decreased by $0.21 million, inventories increased by $0.23 million, accounts payable increased by $0.28 million, other accrued expense and current liabilities increased by $0.37 million, and accrued compensation and benefits deceased by $0.42 million with the disbursement of fiscal 2006 related incentive compensation.

During the three months ended September 30, 2006, our inventory levels increased by $0.2 million or 5% to $4.7 million. The increase in inventories was generally due to the raw materials inventories associated with new products we are preparing to launch, including the new Oki C3100 and C3200 product.

Our most recent INKlusive program has generated positive cash flow since we are paid in advance for the ink to be shipped over a two year period, thus giving rise to deferred revenues. As of September 30, 2006, deferred revenue associated with the program totaled $1.1 million, unchanged from levels at June 30, 2006. The continued ability of the INKlusive program to generate positive cash flow through increases in deferred revenue is a function of customer acceptance of future programs and the structure of the financing of those programs.

We have a revolving line-of-credit facility which provides for maximum borrowings of $3.0 million. As of September 30, 2006, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006 we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. The Amendments also modified certain financial covenants, which are described below. Borrowings bear interest at the bank’s Prime Rate (8.25% at September 30, 2006) and are payable on demand.

In March 2006, we entered into a five-year term note with our bank in the amount of $0.25 million that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal of $5,054. At September 30, 2006, this note had a remaining principal balance of $0.2 million. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

In July 2005, we entered into an equipment lease line of credit with $1.0 million in availability with the bank. Borrowings bear interest at a rate of approximately 1% over the bank’s Prime Rate, with terms of three to seven years. The bank will hold title to the equipment leased under the line of credit. Any unutilized balance on the line of credit expires on November 30, 2006.  In December 2005, we entered into an operating lease under this line, reducing the availability under the line by $228,682. This lease requires monthly payments of $3,453, for 72 months. In September 2006, we entered into an operating lease under this line, effectively utilizing the remaining availability under the lease line. This lease requires monthly payments of $10,621, for 72 months.

In March 2005, we entered into a five-year term note with our bank in the amount of $0.5 million that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At September 30, 2006, this note had a remaining principal balance of $0.35 million. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the amended revolving line-of-credit and the five-year term notes with the bank are subject to two amended financial covenants as follows:

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

ITEM 3.   CONTROLS AND PROCEDURES

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

There have not been any changes, except for the improvements described below, in the Company’s internal controls over financial reporting during the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. We attempt to proactively identify opportunities to continually improve our internal controls, including those over financial reporting, to ensure they continue to operate effectively and efficiently.

In March 2006, the Company hired a Chief Financial Officer, with significant Sarbanes-Oxley compliance experience.  Since then, the Company has made progress on several projects focused on assessing potential risks, better understanding and documenting its processes, and implementing certain preventative or detective controls to address certain key risks. As a non-accelerated filer with a fiscal year end of June 30, the Company must first begin to comply with the requirements of Section 404 for the fiscal year ending June 30, 2008.

During the three months ended September 30, 2006, the Company implemented additional procedures and controls in purchasing, receiving, and inventory management, and hired additional staff to segregate certain duties. We will continue to conduct a thorough risk assessment, document our processes, and where necessary, enhance our system of internal controls.  The Company is committed to the continued improvement of its control systems and financial reporting process.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit Number Exhibit 31.1* Exhibit 31.2* Exhibit 32.1* Exhibit 32.2* _____ * Filed herewith.	Description of Exhibit

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: November 14, 2006	By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President

Dated: November 14, 2006	By: /s/ Kevan D. Bloomgren Kevan D. Bloomgren Chief Financial Officer