Form 10QSB
period 2006-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2007-02-13
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number: 1-16053

_________________

MEDIA SCIENCES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0475073 (I.R.S. Employer Identification No.)

8 Allerman Road, Oakland, NJ 07436

(Address of principal executive offices)

(201) 677-9311

(Issuer’s telephone number)

_________________

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

Yes ☐ No ☒

As of February 8, 2007, we had 11,281,104 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2006 (Unaudited)	June 30, 2006 (Note 1)

CURRENT ASSETS:
Cash and cash equivalents	$2,966,444	$1,485,399
Accounts receivable, net	2,704,227	2,387,991
Inventories, net	5,423,543	4,454,997
Deferred tax assets	271,970	271,970
Prepaid expenses and other current assets	147,713	371,684

Total Current Assets	11,513,897	8,972,041

PROPERTY AND EQUIPMENT, NET	2,564,187	2,580,472

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Other assets	65,672	78,627

Total Other Assets	3,649,903	3,662,858

TOTAL ASSETS	$17,727,987	$15,215,371

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$150,000	$150,000
Accounts payable	1,857,117	910,853
Accrued compensation and benefits	446,776	690,153
Other accrued expenses and current liabilities	812,730	667,491
Income taxes payable	625,052	475,072
Accrued product warranty costs	194,112	230,437
Deferred revenue	697,709	740,632

Total Current Liabilities	4,783,496	3,864,638

OTHER LIABILITIES:
Long-term debt, less current maturities	393,215	464,450
Deferred rent liability	267,368	299,907
Deferred revenue, less current portion	305,224	396,620
Deferred tax liabilities	230,330	165,330

Total Other Liabilities	1,196,137	1,326,307

TOTAL LIABILITIES	5,979,633	5,190,945

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value
Authorized 1,000,000 shares; none issued	—	—
Common Stock, $.001 par value
Authorized 25,000,000 shares; issued 11,251,104 shares
in December and 11,131,363 shares in June	11,251	11,131
Additional paid-in capital	10,473,056	10,210,132
Deferred stock-based compensation	—	(292,996)
Retained earnings	1,264,047	96,159

Total Shareholders' Equity	11,748,354	10,024,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,727,987	$15,215,371

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

NET REVENUES	$6,077,555	$5,140,144	$11,702,089	$9,916,580

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and
amortization, product warranty, shipping and freight	2,152,445	2,064,750	4,194,939	4,077,818
Depreciation and amortization	152,311	127,500	304,406	251,768
Product warranty	112,138	247,482	320,172	496,511
Shipping and freight	115,928	137,892	228,050	234,381

Total cost of goods sold	2,532,822	2,577,624	5,047,567	5,060,478

GROSS PROFIT	3,544,733	2,562,520	6,654,522	4,856,102

OTHER COSTS AND EXPENSES:
Research and development	372,144	240,228	792,020	459,938
Selling, general and administrative, excluding
depreciation and amortization	2,164,534	1,495,112	4,000,170	2,778,703
Depreciation and amortization	70,771	54,340	137,484	105,376

Total other costs and expenses	2,607,449	1,789,680	4,929,674	3,344,017

INCOME FROM OPERATIONS	937,284	772,840	1,724,848	1,512,085

Interest income (expense), net	24,933	(15,279)	33,048	(49,976)

INCOME BEFORE INCOME TAXES	962,217	757,561	1,757,896	1,462,109
Provision for income taxes	336,794	303,025	590,008	584,844

NET INCOME	$625,423	$454,536	$1,167,888	$877,265

EARNINGS PER SHARE
Basic	$0.06	$0.04	$0.10	$0.08

Diluted	$0.05	$0.04	$0.10	$0.08

WEIGHTED AVERAGE SHARES USED TO
COMPUTE EARNINGS PER SHARE
Basic	11,221,435	10,981,384	11,179,621	10,973,828
Diluted	11,769,260	11,477,635	11,709,703	11,434,898

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED DECEMBER 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Stock-Based	Total Shareholders'
	Shares	Amount	Capital	Earnings	Compensation	Equity

BALANCES, JUNE 30, 2006	11,131,363	$11,131	$10,210,132	$96,159	$(292,996)	$10,024,426

Issuance of common stock for
exercise of stock options	119,741	120	157,526	—	—	157,646
Reclassification of deferred
stock-based compensation
for adoption of SFAS No. 123(R)	—	—	(292,996)	—	292,996	—
Stock-based compensation expense	—	—	398,394	—	—	398,394
Net income	—	—	—	1,167,888	—	1,167,888

BALANCES, DECEMBER 31, 2006	11,251,104	$11,251	$10,473,056	$1,264,047	$—	$11,748,354

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,167,888	$877,265
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	442,442	357,145
Deferred income taxes	65,000	234,096
Provision for bad debts	—	11,386
Stock-based compensation and other non-cash expense	396,741	56,934
Excess tax benefits from stock-based compensation	(98,120)	—
Changes in operating assets and liabilities :
Accounts receivable	(316,236)	(567,161)
Inventories	(966,893)	4,249
Prepaid expenses and other current assets	236,926	(126,345)
Accounts payable	946,264	289,471
Accrued compensation and benefits	(243,377)	294,768
Other accrued expenses and current liabilities	108,914	74,567
Income taxes payable	149,980	225,292
Deferred rent liability	(32,539)	(20,042)
Deferred revenue	(134,319)	138,789

Net cash provided by operating activities	1,722,671	1,850,414

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(426,157)	(345,872)

Net cash used in investing activities	(426,157)	(345,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank line of credit repayments, net	—	(1,620,233)
Bank term loan repayments	(71,235)	(50,000)
Excess tax benefits from stock-based compensation	98,120	—
Proceeds from issuance of common stock	157,646	32,750

Net cash provided by (used in) financing activities	184,531	(1,637,483)

NET INCREASE (DECREASE) IN CASH	1,481,045	(132,941)

CASH, BEGINNING OF PERIOD	1,485,399	611,016

CASH, END OF PERIOD	$2,966,444	$478,075

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$33,020	$49,746
Income taxes paid	$374,902	$42,966

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

The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2007.

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		December 31, 2006 (Unaudited)	June 30, 2006

Accounts receivable, net
Accounts receivable, gross		$ 2,764,227	$ 2,447,991
Allowance for doubtful accounts		(60,000)	(60,000)

		$ 2,704,227	$ 2,387,991

Inventories, net of reserves
Raw materials		$ 1,702,410	$ 1,769,975
Finished goods		3,721,133	2,685,022

		$ 5,423,543	$ 4,454,997

Property and Equipment, net	Useful Lives

Equipment	3 – 7 years	$ 1,583,434	$ 1,530,772
Furniture and fixtures	7 years	477,578	453,960
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 – 10 years	818,573	767,470
Tooling and molds	3 years	2,649,308	2,350,534

		5,559,327	5,133,170
Less: Accumulated depreciation and amortization		2,995,140	2,552,698

		$ 2,564,187	$ 2,580,472

Goodwill and other intangible assets, net
Goodwill		$ 3,965,977	$ 3,965,977
Other	1-5 years	46,000	46,000

		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746

		$ 3,584,231	$ 3,584,231

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT

The Company’s indebtedness under secured bank loan agreements consisted of the following:

	December 31, 2006 (Unaudited)	June 30, 2006

Long-term debt:
Current maturities	$150,000	$150,000
Long-term portion	393,215	464,450

Total Bank Debt	$543,215	$614,450

We have a revolving line of credit facility which provides for maximum borrowings of $3,000,000. As of December 31, 2006, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006, we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. The Amendments also modified certain financial covenants. Borrowings bear interest at the bank’s Prime Rate (8.25% at December 31, 2006) and are payable on demand.

On March 17, 2006, we entered into a five-year term note with the bank in the amount of $250,000 that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal of $5,054. At December 31, 2006, this note had a remaining principal balance of $218,215. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

On July 27, 2005, we entered into an equipment lease line of credit with $1,000,000 in initial availability with the bank. The bank holds title to the equipment leased under the line of credit. In December 2005, we entered into an operating lease under this line, reducing the availability under the line by $228,682. This lease requires monthly payments of $3,453, for 72 months. In September 2006, we entered into an additional operating lease under this line, effectively utilizing the remaining availability under the lease line. This lease requires monthly payments of $10,621 for 72 months. This line of credit was fully drawn and expired on November 30, 2006.

In March 2005, we entered into a five-year term note with our bank in the amount of $500,000 that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At December 31, 2006, this note had a remaining principal balance of $325,000. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the amended revolving line of credit and the five-year term notes with the bank are subject to two amended financial covenants. At December 31, 2006 and 2005 and June 30, 2006, the Company was in compliance with all of its financial covenants.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options, restricted stock units and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Numerator for basic and diluted:
Net income (a)	$625,423	$454,536	$1,167,888	$877,265

Denominator:
For basic earnings per common share -
weighted average shares outstanding	11,221,435	10,981,384	11,179,621	10,973,828
Effect of dilutive securities - stock options,
restricted stock units and warrants	547,825	496,251	530,082	461,070

For diluted earnings per common share -
weighted average shares outstanding
adjusted for assumed exercises	11,769,260	11,477,635	11,709,703	11,434,898

Basic earnings per share	$0.06	$0.04	$0.10	$0.08

Diluted earnings per share	$0.05	$0.04	$0.10	$0.08

(a)

Net income for the three and six months ended December 31, 2006 includes $154,644 and $250,935 of stock-based compensation expense, net of tax, respectively.  Net income for the three and six months ended December 31, 2005 includes no stock-based compensation expense. The effect of recording stock-based compensation expense on basic and diluted earnings per share was $0.01 and $0.02 per share for the three and six months ended December 31, 2006, respectively.

The following options and warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three and six months ended December 31, 2006 and 2005 because their exercise price was greater than the average market price of the common stock for those periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Anti-dilutive options and warrants	82,632	84,600	82,632	121,150

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION

Effective July 1, 2006, Media Sciences adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and director services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the award’s requisite service period.  The Company previously applied the intrinsic value and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The pro forma information for the three and six months ended December 31, 2005 follows:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005

Net income as reported	$454,536	$877,265

Stock-based employee compensation expense under fair value
method, net of related tax effects	(9,949)	(25,518)

Pro forma net income	$444,587	$851,747

Basic earnings per share:
As reported	$0.04	$0.08
Pro forma	$0.04	$0.08

Diluted earnings per share:
As reported	$0.04	$0.08
Pro forma	$0.04	$0.07

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the provisions of SFAS No. 123 (R) effective as of July 1, 2006 by using the modified prospective application method.  Under this transition method, compensation cost recognized for the three and six months ended December 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Previously reported amounts have not been restated.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The effect of recording stock-based compensation for the three and six months ended December 31, 2006 was as follows:

	Three Months Ended December 31, 2006	Six Months Ended December 31, 2006

Stock-based compensation expense by type of award:
Employee stock options (a)	$15,296	$146,226
Non-employee director stock options (b)	220,507	220,507
Employee restricted stock units	16,267	31,660
Amounts capitalized as inventory	(1,652)	(1,652)

Total stock-based compensation expense	$250,418	$396,741
Tax effect of stock-based compensation recognized	(95,774)	(145,806)

Net effect on net income	$154,644	$250,935

Excess tax benefit effect on:
Cash flows from operations	$(60,450)	$(98,120)
Cash flows from financing activities	$60,450	$98,120
Effect on earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

(a)

Six months ended December 31, 2006 includes the recognition of $117,625 of stock-based compensation expense ($74,104 after tax) associated with accelerated vesting of options granted to an employee covering 50,000 shares. The Company’s Board of Directors approved this acceleration of vesting associated with termination of the individual’s employment with the Company.

(b)

Reflects the recognition of $220,507 of stock-based compensation expense ($132,304 after tax) associated with the Company’s annual grant of options to Directors covering an aggregate of 70,000 shares on December 14, 2006. Consistent with the structure of prior historic annual grants to Directors, these options were granted with terms that included the immediate vesting of the options upon grant. Accordingly, under SFAS No. 123 (R), the entire grant date fair value of these Director options was recognized during the three months ended December 31, 2006.

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

During the six months ended December 31, 2006, the Company granted 92,632 stock options with an estimated total grant-date fair value of $270,207 after estimated forfeitures. During the same period, the Company granted 4,357 shares of restricted stock with a grant date fair value of $16,927 after estimated forfeitures.

As of December 31, 2006, the unrecorded deferred stock-based compensation balance was $380,740 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 3.3 years.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

Valuation Assumptions

In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions.  The Company estimates the fair value of stock options using a Black-Scholes option-pricing model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin (“SAB”) No. 107. For the Company’s prior period pro forma disclosures of net income, stock-based employee and director compensation was determined under a fair value method as prescribed by SFAS No. 123.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005

Risk-free interest rate	4.5%	4.47%	4.5%	4.47%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	55%	37-41%	56%	37-41%
Average expected life of options	4.7 years	10 years	4.8 years	10 years

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program presently consists of two plans (the “Plans”): the Company's 1998 Incentive Stock Plan (the “1998 Plan”) and the Company’s 2006 Incentive Stock Plan (the “2006 Plan”). Under both Plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Under our equity incentive program, stock options generally have a vesting period of three to five years, are exercisable for a period not to exceed ten years from the date of issuance and are not granted at prices less than the fair market value of our common stock at the grant date.  Restricted stock units may be granted with varying service-based vesting requirements.

Under the Company’s 1998 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of December 31, 2006, 236,803 common shares remain available for future issuance under the 1998 Plan. Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of December 31, 2006, no common shares had been issued under the 2006 Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Shares	Weighted Average Exercise Price

Balance outstanding at June 30, 2005	1,111,543	$1.29

Year ended June 30, 2006:
Options granted	311,352	2.49
Restricted stock units granted	80,000	—
Options exercised	(57,334)	1.40
Options cancelled/expired/forfeited	(105,000)	1.82

Balance outstanding at June 30, 2006	1,340,561	$1.54
Six months ended December 31, 2006:
Options granted	92,632	6.10
Restricted stock units granted	4,357	—
Options exercised	(119,741)	1.32
Options cancelled/expired/forfeited	(34,000)	1.55

Balance outstanding at December 31, 2006	1,283,809	$1.91

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The options outstanding and exercisable at December 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.43 to $0.85	58,200	4.12	.55	$ 311,370	58,200.55		$ 311,370
$1.00 to $2.00	815,018	3.86	1.21	3,822,434	701,353	1.13	3,345,454
$2.01 to $6.33	256,234	7.26	3.27	673,895	140,600	2.88	424,612

	1,129,452	4.64	$1.64	$ 4,807,699	900,153	$1.37	$ 4,081,436

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.90 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 830,153.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the six months ended December 31, 2006 and 2005 was $3.10 and $1.91 per share, respectively.

The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005 was $516,409 and $26,950, respectively.  The total cash received from employees as a result of employee stock option exercises during the six months ended December 31, 2006 and 2005 was $157,646 and $12,050, respectively.  In connection with these exercises, the tax benefits realized by the Company for the six months ended December 31, 2006 and 2005 were $177,249 and $0, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

As of July 1, 2006, the Company had a deferred stock-based compensation balance related to restricted stock units of $292,996 ($206,160 after estimated forfeitures).

During the six months ended December 31, 2006, the Company’s Board of Directors approved the grant of 4,357 shares of restricted stock units to an employee.  These restricted stock units vest in equal installments on the first and second anniversaries of the grant date.  The value of the restricted stock units are based on the closing market price of the Company’s common stock on the date of award.  The total grant date fair value of the restricted stock units granted during the six months ended December 31, 2006 was $16,927 after estimated forfeitures.  Stock-based compensation cost for restricted stock units for the six months ended December 31, 2006 was $31,661.

As of December 31, 2006, there was $191,426 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 3.4 years.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share

Balance outstanding at June 30, 2005	—	$—	$—

Year ended June 30, 2006:
Restricted stock units granted	80,000	314,300	3.93
Restricted stock units vested	—	—	—
Restricted stock units cancelled/forfeited	—	—	—

Balance outstanding at June 30, 2006	80,000	$314,300	$3.93

Six months ended December 31, 2006:
Restricted stock units granted	4,357	19,999	4.59
Restricted stock units vested	—	—	—
Restricted stock units cancelled/forfeited	—	—	—

Balance outstanding at December 31, 2006	84,357	$334,299	$3.96

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

Changes in accrued product warranty costs for the three and six months ended December 31, 2006 and 2005 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2006	2005	2006	2005

Accrued product warranty costs at the beginning of the period	$ 222,799	$ 281,983	$ 230,437	$ 291,733

Warranties accrued during the period	110,890	247,481	318,925	496,510
Warranties settled during the period	(139,577)	(254,196)	(355,250)	(512,975)

Net change in accrued warranty costs	(28,687)	(6,715)	(36,325)	(16,465)

Accrued product warranty costs at the end of the period	$ 194,112	$ 275,268	$ 194,112	$ 275,268

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RESEARCH AND DEVELOPMENT

Research and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For the three months ended December 31, 2006 and 2005, our research and product development costs were $372,144 and $240,228, respectively. For the six months ended December 31, 2006 and 2005, our research and product development costs were $792,020 and $459,938, respectively.

NOTE 8 – ADVERTISING EXPENSES

Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at December 31, 2006 and 2005 totaled $1,333 and $30,333, respectively. Advertising expense for the three months ended December 31, 2006 and 2005 amounted to $286,603 and $233,897, respectively. Advertising expense for the six months ended December 31, 2006 and 2005 amounted to $558,059 and $378,038, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Our disclosure and analysis in this report contain forward-looking information, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about our financial results and estimates, business prospects and products in development that involve substantial risks and uncertainties. You can identify these statements by the fact that they do not relate strictly to historic or current facts. These forward-looking statements use terms such as "believes," "expects," "may", "will," "should," "anticipates," "estimate," "project," "plan," or "forecast" or other words of similar meaning relating to future operating or financial performance or by discussions of strategy that involve risks and uncertainties.   From time to time, we also may make oral or written forward-looking statements in other materials we release to the public.  These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including, but not limited to, our continuing ability to obtain additional financing, dependence on contracts with suppliers and major customers, competitive pricing for our products, demand for our products, changing technology, our introduction of new products, industry conditions, anticipated future revenues and results of operations, retention of key officers, management or employees, prospective business ventures or combinations and their potential effects on our business.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business.

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

Effective July 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to July 1, 2006, we had accounted for stock-based employee and director compensation awards in accordance with Accounting Principles Board (APB) opinion No. 25. We have chosen to implement SFAS No. 123(R) using the modified prospective method. Under this method, periods prior to July 1, 2006 are not restated to reflect stock-based compensation using a fair value method. Accordingly, our second quarter 2007 results include $250,418 of pretax non-cash stock-based compensation expense ($154,644 after tax), of which $220,507 pretax ($132,304 after tax) was associated with the Company’s annual grant of options to Directors covering an aggregate of 70,000 shares granted on December 14, 2006. Consistent with the structure of prior historic annual grants to Directors, these options were granted with terms that included the immediate vesting of the options upon grant. Accordingly, under SFAS No. 123 (R), the entire grant date fair value of these Director options was recognized during the three months ended December 31, 2006. The Company is considering vesting future grants to Directors over 12-month or longer periods and basing such grants on value rather than a static quantity of shares.

Had this annual grant to Directors been structured with a 12 month vesting period, the Company would have recognized $10,874 of stock-based compensation expense ($6,525 after tax) for the three months ended December 31, 2006. Further, the Company would have recognized another $109,347 of stock-based compensation expense ($65,608 after tax) ratably over the remaining two quarters of its fiscal 2007, ending June 30, 2007. A 12-month vesting period would have also resulted in $100,285 of future stock-based compensation expense ($60,171 after tax) being recognized during the Company’s first two quarters of its next fiscal year ended June 30, 2008.

Net revenues, cost of goods sold, gross profit, gross margin, income from operations, net income, and diluted earnings per share are the key indicators we use to monitor our financial condition and operating performance. We also use certain non-GAAP measures such as earnings before interest, taxes, depreciation and amortization (EBITDA) to assess business trends and performance, and to forecast and plan future operations.  The following table sets forth the key quarterly and annual GAAP financial measures we use to manage our business (in thousands, except per share data).

	Fiscal Year 2007		Fiscal Year 2006

	1st	2nd	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net revenues	$5,625	$6,078	$4,776	$5,140	$5,396	$5,961
Costs of goods sold	$2,515	$2,533	$2,483	$2,578	$2,664	$2,728

Gross profit	$3,110	$3,545	$2,294	$2,563	$2,732	$3,233
Gross margin	55.3%	58.3%	48.0%	49.9%	50.6%	54.2%
Income from operations (a)	$788	$937	$739	$773	$840	$917
Operating margin	14.0%	15.4%	15.5%	15.0%	15.6%	15.4%
Net income (b)	$543	$625	$423	$455	$502	$749
Diluted earnings per share	$0.05	$0.05	$0.04	$0.04	$0.04	$0.06

(a)

Includes pretax non-cash stock-based compensation expense of $145,995, $250,418 and $21,304 during the first and second quarter of fiscal year 2007 and the fourth quarter of fiscal year 2006, respectively.

(b)

Includes after-tax non-cash stock-based compensation expense of $95,963, $154,644, and $13,421 during the first and second quarter of fiscal year 2007 and the fourth quarter of fiscal year 2006, respectively.

RESULTS OF OPERATIONS

Net Revenues.   Net revenues for the second quarter were the best on record; $0.1 million ahead of the prior record set in the Company’s fiscal 2006 fourth quarter ended June 30, 2006. Our consolidated net revenues for the three months ended December 31, 2006 compared to the same period in 2005, increased by $0.9 million, or 18% to $6.1 million, from $5.1 million. For the six months ended December 31, 2006 compared to the same period in 2005, net revenues increased by $1.8 million, or 18% to $11.7 million, from $9.9 million. The Company’s net revenue growth rate increased from the 10% and 9% realized, respectively, during the three and six months ended December 31, 2005 over the same period in 2004.

For the three months ended December 31, 2006 as compared to the same period in 2005, sales of color toner cartridges increased by about 35%, while sales of solid ink sticks increased approximately 22%. For the six months ended December 31, 2006 as compared to the same period in 2005, sales of color toner cartridges increased by about 38%, while sales of solid ink sticks increased approximately 15%. For the three and six months ended December 31, 2006 as compared to the same period in 2005, the Company experienced declines in its net revenues from its legacy Cadapult Graphics Systems business and from INKlusive printer sales. Placements of INKlusive printers during the three months ended December 31, 2006 were down in anticipation of a new solid ink printer introduction which is expected in early 2007.

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

On November 9, 2006 we announced the launch of a new product; toner cartridges for use in the Dell® 3000cn, 3100cn and 3010cn and Epson AcuLaser® CX11N, CX11NF, and C1100 color business printers. The market opportunity associated with this product launch is significant; the installed base of these Dell and Epson printers represents the largest single installed base among our portfolio of products. The Company began shipping high capacity cartridges for use in the Dell printers in late December 2006. Standard capacity versions of the Dell and the Epson product are expected to be available for shipment in mid-February.

Our consolidated net revenues for the three months ended December 31, 2006 compared to that of the prior quarter ended September 30, 2006, increased by $0.5 million, or 8% to $6.1 million, from $5.6 million. Much of this sequential growth is attributed to contributions from these two new toner-based products as well as continued growth of our solid ink business.

Gross Profit.   The consolidated gross profit for the three months ended December 31, 2006 compared to the same period in 2005, increased by $1.0 million or 38% to $3.5 million from $2.6 million. For the three months ended December 31, 2006 our gross margin was 58% of net revenues as compared with 50% of net revenues for the three months ended December 31, 2005. This 800 basis point increase in margin is primarily attributed to a transition from low margin versions of cartridges to higher margin Clearcase and Premium cartridges and a continued reduction in our product warranty costs. These favorable improvements to our margins were partially offset by certain increases in our raw material costs and higher costs of inbound and outbound shipping and freight.

Our 58% gross margin for the quarter ended December 31, 2006 was approximately 300 basis points higher than the 55% gross margin we realized in the prior fiscal quarter ended September 30, 2006. This slight sequential margin improvement reflects a more favorable sales mix of solid ink to toner business during the quarter and reductions in our product warranty costs.

Consolidated gross profit for the six months ended December 31, 2006 compared to the same period in 2005, increased by $1.8 million or 37% to $6.7 million from $4.9 million. This 800 basis point increase in margin is primarily attributed to substantial yield improvements in our solid ink manufacturing, a transition from low margin versions of cartridges to higher margin Clearcase and Premium cartridges and a continued reduction in our product warranty costs.

We do not expect to realize significant additional yield improvements in our solid ink production, nor do we have any further product transitions which are expected to materially reduce our costs. Therefore, any further increases in raw material or inbound shipping costs may decrease our margins unless offset by other manufacturing efficiencies. The Company has in development several new color toner cartridge products which if launched are expected to carry margins that are lower than our current margins. The impact these new products may have on our future margins will be a function of each product’s ultimate sales volumes. If these new products are particularly successful, it is likely that our future gross margins may reflect some erosion.

Research and Development.   Research and development spending for the three months ended December 31, 2006 compared to the same period in 2005, increased by $0.13 million or 55% to $0.37 million from $0.24 million. The $0.37 million of research and development spending for the three months ended December 31, 2006 represents 6% of our net revenues and includes $0.01 million of non-cash stock-based compensation expense.

For the six months ended December 31, 2006 as compared to the same period in 2005, research and development spending increased by $0.33 million or 72% to $0.79 million from $0.46 million. The $0.79 million of research and development spending for the six months ended December 31, 2006 represents 7% of net revenues and includes $0.14 million of non-cash stock-based compensation expense.

The noted increase in our research and development spending was broad-based and driven by our initiatives to increase our product breadth through the development and launch of new products. During the quarter, we added new technical personnel to our research and development team. We also increased research and development capital and operating expenditures as we accelerated the pace of new product development. Looking forward, we expect continued growth in our research and development spending both as a percentage of net revenues and on a year-over-year basis.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended December 31, 2006 compared to the same period in 2005, increased by $0.67 million or 45% to $2.16 million from $1.50 million; representing 36% and 29% of net revenues, respectively. For the six months ended December 31, 2006 as compared to the same period in 2005, selling, general and administrative expense, exclusive of depreciation and amortization, increased by $1.22 million or 44% to $4.00 million from $2.78 million; representing 34% and 28% of net revenues, respectively.

The increase in selling, general and administrative expense was primarily driven by greater year-over-year compensation and benefits costs, recognition of the entire $0.22 million in fair value of the Company’s annual Director option grants under SFAS No. 123(R) during the quarter ended December 31, 2006, greater professional fees incurred, and an increase in advertising spending.

For the three and six months ended December 31, 2006 as compared to the same period in 2005, compensation and benefits costs, including sales commissions, increased by about $0.32 million and $0.48 million, respectively, reflecting the hiring of additional sales, marketing, and operations personnel, recruiting fees, and stock-based compensation expense recognized during the quarter ended December 31, 2006 under SFAS No. 123(R) that was not previously recognized in the respective year ago periods. Most of the increase in professional fees was attributed to legal fees associated with the Xerox litigation and a lawsuit we have pending against our former insurance broker; for the three and six months ended December 31, 2006, these costs totaled about $.12 million and $0.26 million, respectively. For the three months ended December 31, 2006 as compared to the same period in 2005, the Company increased its advertising spending by $0.05 million or 23% to $0.29 million from $0.23 million. For the six months ended December 31, 2006 as compared to the same period in 2005, the Company increased its advertising spending by $0.18 million or 48% to $0.56 million from $0.38 million.

Selling, general and administrative expense, exclusive of depreciation and amortization for the three and six months ended December 31, 2006 includes $0.022 million and $0.041 million, respectively, of non-cash stock-based compensation expense. During the remainder of fiscal 2007, we do expect some continued increase our advertising, marketing, sales and administrative costs.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended December 31, 2006 compared to the same period in 2005, increased by $0.02 million to $0.07 million from $0.05 million. For the six months ended December 31, 2006 compared to the same period in 2005, non-manufacturing depreciation and amortization expense increased by $0.03 million to $0.14 million from $0.11 million. The increase in non-manufacturing depreciation and amortization reflects asset additions made by the Company over the year.

Interest Income (Expense), net.   For the three months ended December 31, 2006 compared to the same period in 2005, the Company had net interest income of $0.025 million as compared with net interest expense of $0.015 million. For the six months ended December 31, 2006 compared to the same period in 2005, the Company had net interest income of $0.033 million as compared with net interest expense of $0.050 million. The $0.040 million and $0.083 million improvement in net interest income was primarily driven by a significant reduction in the Company’s interest bearing debt and a significant increase in the Company’s interest bearing cash balances for the respective three month and six month periods.

Income Taxes.   For the three months ended December 31, 2006 compared to the same period in 2005, we recorded income tax expense of $0.34 million and $0.30 million, respectively and our effective tax rates were 35.0% and 40.0%, respectively. For the six months ended December 31, 2006 compared to the same period in 2005, we recorded income tax expense of $0.59 million and $0.58 million, respectively and our effective tax rates were 33.6% and 40.0%, respectively. Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities. The availability of tax credits associated with manufacturing and research and development activities, as well as exclusions, such as the Extraterritorial Income Exclusion, can result in an effective rate that is lower than the statutory rate.

In April 2006, we initiated a thorough review of our historic tax compliance. As a result, we identified that we had not historically taken advantage of all of the credits or income exemptions for which we were entitled. Further, we implemented certain other fundamental tax planning to reduce our current and future effective tax rate. As a result, the 500 basis point decrease in our effective tax rate for the three months ended December 31, 2005 to 2006 reflects the realization of our tax planning efforts and application of available credits and income exclusions. We expect our consolidated effective tax rate for the fiscal year ended June 30, 2007 to be about 35%. This effective tax rate could significantly decline further should we decide to manufacture all or a portion of our products outside the U.S. in lower tax jurisdictions. We are still evaluating the viability of such a strategy and can make no assurances that we will either pursue such a strategy or, that if we do, that it will be successful in realizing the intended benefits.

Net Income.   For the three months ended December 31, 2006, we earned $0.63 million or $0.06 per share basic and $0.05 per share fully diluted. This compares favorably with the $0.45 million or $0.04 per share basic and fully diluted earned for the three months ended December 31, 2005.

For the six months ended December 31, 2006, we earned $1.17 million or $0.10 per share basic and fully diluted. This compares favorably with the $0.88 million or $0.08 per share basic and fully diluted earned for the six months ended December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3 (“EITF 06-3”) , "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The guidance prescribes the disclosure of the Company’s accounting treatment of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, which includes, but is not limited to, sales, use, value added and some excise taxes. The Company’s accounting treatment of such taxes collected is to be made in the Company’s disclosure of significant accounting policies. The provisions of EITF 06-3 are effective for fiscal years beginning after December 15, 2006. The Company’s current disclosure practices comply with the requirements prescribed by EITF 06-3.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”— an interpretation of SFAS No. 109. FIN 48 will require the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As used in this Interpretation, the term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 establishes a "dual approach" that requires quantification of financial statement errors based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. The SEC has stated that SAB 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. The Company currently believes the adoption of SAB 108 will not have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.“ SFAS 157 is a pervasive pronouncement that defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where such measurements are allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS 157 takes effect for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We are currently evaluating the impact of adopting SFAS 157.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2006, our cash and equivalents increased by $1.5 million to $3.0 million. $1.72 million of this increase was generated from operating activities; $0.18 million was from financing activities, namely proceeds received from employees associated with option exercises, partially offset by $0.43 million of cash used in investing activities. Cash used in investing activities included the purchase of equipment, tooling and leasehold improvements in the amount of $0.43 million, representing an increase of $0.08 million or 23% from the comparable spend of $0.35 million for the six months ended December 31, 2005.

The Company generated $1.7 million of positive cash flow from operating activities for the six months ended December 31, 2006 as compared with $1.9 million for the six months ended December 31, 2005. The $1.7 million of cash generated by operating activities for the six months ended December 31, 2006 resulted from $1.17 million of income from operations, add-back of net non-cash charges totaling $0.90 million, deduction of $0.10 million associated with excess tax benefits from stock-based compensation, and $0.25 million of cash used to increase the Company’s non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers of the $0.25 million increase in the Company’s non-cash working capital include: accounts receivable increased by $0.32 million, inventories increased by $0.97 million, accrued compensation and benefits liability decreased by $0.24 million, the current deferred revenue liability decreased by $0.13 million, accounts payable and other accrued expenses and liabilities increased by $1.06 million, prepaid expenses decreased by $0.24 million, and income taxes payable increased by $0.15 million.

During the six months ended December 31, 2006, our inventory levels increased by $0.97 million or 22% to $5.4 million from $4.5 million. The increase in inventories was generally due to the finished goods inventories associated with new product introductions and those we are preparing to launch, including the recently launched Oki C3100/C3200 product as well as the new Dell 3000cn/3100cn/3010cn and Epson AcuLaser CX11N/CX11NF, and C1100 products.

Our INKlusive program generates operating cash flow in advance of the income statement recognition associated with ink being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement. This advanced funding of the INKlusive contract consideration by a third-party leasing company results in up-front cash receipts and corresponding deferred revenue obligations. As of December 31, 2006, deferred revenue associated with the program totaled $1.0 million, down slightly from $1.1 million at June 30, 2006. As noted above, our current deferred revenue liability decreased by $0.13 million during the six months ended December 31, 2006. The operating cash flow effect of this decrease in a current liability was a corresponding decrease in cash flow generated by operations. The ability of the INKlusive program to generate positive cash flow through increases in deferred revenue is a function of customer acceptance of future programs and the structure of the financing of those programs.

We have a revolving line-of-credit facility which provides for maximum borrowings of $3.0 million. As of December 31, 2006, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006 we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. The Amendments also modified certain financial covenants, which are described below. Borrowings bear interest at the bank’s Prime Rate (8.25% at December 31, 2006) and are payable on demand.

In March 2006, we entered into a five-year term note with our bank in the amount of $0.25 million that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal of $5,054. At December 31, 2006, this note had a remaining principal balance of $0.2 million. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

In July 2005, we entered into an equipment lease line of credit with $1.0 million in availability with the bank. The bank holds title to the equipment leased under the line of credit. In December 2005, we entered into an operating lease under this line, reducing the availability under the line by $0.2 million. This lease requires monthly payments of $3,453, for 72 months. In September 2006, we entered into an operating lease under this line, effectively utilizing the remaining availability under the lease line. This lease requires monthly payments of $10,621, for 72 months. This line of credit was fully drawn and expired on November 30, 2006.

In March 2005, we entered into a five-year term note with our bank in the amount of $0.5 million that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At December 31, 2006, this note had a remaining principal balance of $0.33 million. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

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

We believe that our current cash and cash equivalents, amounts available under our revolving line-of-credit, as well as expected positive operating cash flows, will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations for at least the next twelve months. In the event that we decide to acquire assets or businesses in the future, we may require additional funds and may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means. We cannot provide assurance that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict our ability to operate our business. Our failure to raise capital when needed may harm our business and operating results.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders voted on four items at our Annual Meeting of Stockholders held on December 14, 2006:

1.	the election of seven directors to serve until the next annual meeting and until their successors have been duly elected and qualified;
2.	approval of an increase in the number of authorized shares from 20,000,000 shares to 25,000,000 shares;
3.	approval of the Company’s 2006 Incentive Plan; and
4.	the ratification of the selection of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007.

The total shares voted at the meeting was 9,892,119. The nominees for directors were elected based upon the following votes:

		For	Votes Withheld

1.	Election of directors
	Michael W. Levin	9,861,692	30,427
	Paul C. Baker	9,861,692	30,427
	Edwin Ruzinsky	9,833,492	58,627
	Henry Royer	9,860,492	31,627
	Alan Bazaar	9,591,392	300,727
	Dennis Ridgeway	9,861,492	30,627
	Willem van Rijn	9,591,592	300,527

The voting results on the other proposals were:

		For	Against	Abstentions	Non-Votes

2.	Approval of Increase in Authorized Number of Common Stock	9,705,034	180,985	6,100	–
3.	Approval of 2006 Stock Incentive Plan	4,985,067	322,672	17,302	4,567,078
4.	Ratification of Independent Registered Public Accounting Firm	9,877,489	1,600	13,030	–

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
_____
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2007 Dated: February 13, 2007	MEDIA SCIENCES INTERNATIONAL, INC. By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President By: /s/ Kevan D. Bloomgren Kevan D. Bloomgren Chief Financial Officer