Form 10QSB
period 2007-03-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2007-05-15
CIK 1024022

To Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number: 1-16053

_________________

MEDIA SCIENCES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0475073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☐ No ☒

As of May 10, 2007, we had 11,419,431 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2007 (Unaudited)	June 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$1,897,666	$1,485,399
Accounts receivable, net	2,235,666	2,387,991
Inventories	5,991,379	4,454,997
Deferred tax assets	271,970	271,970
Prepaid expenses and other current assets	163,058	371,684

Total Current Assets	10,559,739	8,972,041

PROPERTY AND EQUIPMENT, NET	2,756,065	2,580,472

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Other assets	65,672	78,627

Total Other Assets	3,649,903	3,662,858

TOTAL ASSETS	$16,965,707	$15,215,371

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$150,000	$150,000
Accounts payable	1,150,528	910,853
Accrued compensation and benefits	456,924	690,153
Other accrued expenses and current liabilities	880,279	667,491
Income taxes payable	422,737	475,072
Accrued product warranty costs	213,173	230,437
Deferred revenue	625,771	740,632

Total Current Liabilities	3,899,412	3,864,638

OTHER LIABILITIES:
Long-term debt, less current maturities	357,214	464,450
Deferred rent liability	250,931	299,907
Deferred revenue, less current portion	285,545	396,620
Deferred tax liabilities	291,361	165,330

Total Other Liabilities	1,185,051	1,326,307

TOTAL LIABILITIES	5,084,463	5,190,945

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value
Authorized 1,000,000 shares; none issued	–	–
Common Stock, $.001 par value
In March, 25,000,000 shares authorized and 11,316,854 shares issued
In June, 20,000,000 shares authorized and 11,131,363 shares issued	11,316	11,131
Additional paid-in capital	10,579,519	10,210,132
Deferred stock-based compensation	–	(292,996)
Retained earnings	1,290,409	96,159

Total Shareholders' Equity	11,881,244	10,024,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,965,707	$15,215,371

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2007	2006	2007	2007

NET REVENUES	$5,306,044	$5,396,136	$17,008,133	$15,312,716

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and
amortization, product warranty, shipping and freight	1,887,713	2,182,348	6,082,652	6,260,166
Depreciation and amortization	149,926	128,979	454,332	380,747
Product warranty	232,233	200,321	552,405	696,832
Shipping and freight	125,089	152,819	353,139	387,200

Total cost of goods sold	2,394,961	2,664,467	7,442,528	7,724,945

GROSS PROFIT	2,911,083	2,731,669	9,565,605	7,587,771

OTHER COSTS AND EXPENSES:
Research and development	466,080	241,032	1,258,100	700,970
Selling, general and administrative, excluding
depreciation and amortization	2,341,903	1,592,418	6,342,073	4,371,121
Depreciation and amortization	84,506	58,096	221,990	163,472

Total other costs and expenses	2,892,489	1,891,546	7,822,163	5,235,563

INCOME FROM OPERATIONS	18,594	840,123	1,743,442	2,352,208

Interest income (expense), net	18,086	(4,283)	51,134	(54,259)

INCOME BEFORE INCOME TAXES	36,680	835,840	1,794,576	2,297,949
Provision for income taxes	10,318	334,336	600,326	919,180

NET INCOME	$26,362	$501,504	$1,194,250	$1,378,769

EARNINGS PER SHARE
Basic	$0.00	$0.05	$0.11	$0.13

Diluted	$0.00	$0.04	$0.10	$0.12

WEIGHTED AVERAGE SHARES USED TO
COMPUTE EARNINGS PER SHARE
Basic	11,286,046	11,002,426	11,215,096	10,983,361
Diluted	11,799,710	11,635,422	11,704,985	11,481,475

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Deberred Stock-Based	Total Shareholders'
	Shares	Amount	Capital	Earnings	Compensation	Equity

BALANCES, JUNE 30, 2006	11,131,363	$11,131	$10,210,132	$96,159	$(292,996)	$10,024,426

Issuance of common stock for
exercise of stock options	185,491	185	224,523	—	—	224,708
Reclassification of deferred
stock-based compensation	—	—	(292,996)	—	292,996	—
for adoption of SFAS No. 123(R)
Stock-based compensation expense	—	—	437,860	—	—	437,860
Net income	—	—	—	1,194,250	—	1,194,250

BALANCES, MARCH 31, 2007	11,316,854	$11,316	$10,579,519	$1,290,409	$—	$11,881,244

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,194,250	$1,378,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	681,974	544,219
Deferred income taxes	126,031	416,589
Provision for bad debts	8,772	26,729
Non-cash and stock-based compensation expense	435,383	56,934
Excess tax benefits from stock-based compensation	(209,595)	—
Changes in operating assets and liabilities :
Accounts receivable	143,553	(180,293)
Inventories	(1,533,907)	(941,790)
Prepaid expenses and other current assets	221,581	(127,589)
Accounts payable	239,675	287,487
Accrued compensation and benefits	(233,229)	407,583
Other accrued expenses and current liabilities	195,524	303,876
Income taxes payable	(52,335)	362,205
Deferred rent liability	(48,976)	(30,042)
Deferred revenue	(225,936)	322,566

Net cash provided by operating activities	942,765	2,827,243

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(857,565)	(1,084,801)

Net cash used in investing activities	(857,565)	(1,084,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank line of credit repayments, net	—	(1,620,233)
Bank term loan repayments	(107,236)	175,000
Excess tax benefits from stock-based compensation	209,595	—
Proceeds from issuance of common stock	224,708	162,350

Net cash provided by (used in) financing activities	327,067	(1,282,883)

NET INCREASE IN CASH	412,267	459,559

CASH, BEGINNING OF PERIOD	1,485,399	611,016

CASH, END OF PERIOD	$1,897,666	$1,070,575

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$37,004	$53,514
Income taxes paid	$599,279	$58,073

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

The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2007.

As of March 31, 2007 there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-KSB for the year ended June 30, 2006.

Reclassifications.   Certain prior period balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Estimates and Uncertainties.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates and assumptions made in the preparation of the financial statements relate to revenue recognition, accounts receivable reserves, inventory reserves, income taxes, and certain accrued expenses. Actual results could differ from those estimates.

Recent Accounting Pronouncements. In March 2006, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3 (“EITF 06-3”) , "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The guidance prescribes the disclosure of the Company’s accounting treatment of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, which includes, but is not limited to, sales, use, value added and some excise taxes. The Company’s accounting treatment of such taxes collected is to be made in the Company’s disclosure of significant accounting policies. The provisions of EITF 06-3 are effective for fiscal years beginning after December 15, 2006. The Company’s current disclosure practices comply with the requirements prescribed by EITF 06-3.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements. “SFAS 157 is a pervasive pronouncement that defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where such measurements are allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS 157 takes effect for fiscal years beginning after November 15, 2007, which for us is our fiscal year beginning July 1, 2007. We are currently evaluating the impact of adopting SFAS 157.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is our fiscal year beginning July 1, 2007. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 may have on our consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		March 31, 2007 (Unaudited)	June 30, 2006
Accounts receivable, net
Accounts receivable, gross		$2,295,666	$2,447,991
Allowance for doubtful accounts		(60,000)	(60,000)
		$2,235,666	$2,387,991
Inventories
Raw materials		$2,171,819	$1,769,975
Finished goods		3,819,560	2,685,022
		$5,991,379	$4,454,997

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$1,767,530	$1,530,772
Furniture and fixtures	7 years	514,456	453,960
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 years	854,173	767,470
Tooling and molds	3 years	2,824,146	2,350,534
		5,990,739	5,133,170
Less: Accumulated depreciation and amortization		3,234,674	2,552,698
		$2,756,065	$2,580,472

Goodwill and other intangible assets, net
Goodwill		$3,584,231	$3,584,231
Other	1-5 years	46,000	46,000
		3,630,231	3,630,231
Less: Accumulated amortization		46,000	46,000
		$3,584,231	$3,584,231

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT

The Company’s indebtedness under secured bank loan agreements consisted of the following:

	March 31, 2007 (Unaudited)	June 30, 2006

Long-term debt:
Current maturities	$150,000	$150,000
Long-term portion	357,214	464,450

Total Bank Debt	$507,214	$614,450

The Company has a revolving line of credit facility which provides for maximum borrowings of $3,000,000. As of March 31, 2007, the Company had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, the Company granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006, the Company entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. The Amendments also modified certain financial covenants. Borrowings bear interest at the bank’s Prime Rate (8.25% at March 31, 2007) and are payable on demand.

On March 17, 2006, the Company entered into a five-year term note with the bank in the amount of $250,000 that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal and interest of $5,054. At March 31, 2007, this note had a remaining principal balance of $207,214. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

In July, 2005, the Company entered into an equipment lease line of credit with $1,000,000 in initial availability with the bank. The bank holds title to the equipment leased under the line of credit. In December 2005, the Company entered into an operating lease under this line, reducing the availability under the line by $228,682. This lease requires monthly payments of $3,453, for 72 months. In September 2006, the Company entered into an additional operating lease under this line, effectively utilizing the remaining availability under the lease line. This lease requires monthly payments of $10,621 for 72 months. This line of credit was fully drawn and expired on November 30, 2006.

In March 2005, the Company entered into a five-year term note with our bank in the amount of $500,000 that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At March 31, 2007, this note had a remaining principal balance of $300,000. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the amended revolving line of credit and the five-year term notes with the bank are subject to two amended financial covenants. At March 31, 2007 and 2006 and June 30, 2006, the Company was in compliance with all of its financial covenants.

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

The following table sets forth the computation of the basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Numerator for basic and diluted:
Net income (a)	$26,362	$501,504	$1,194,250	$1,378,769

Denominator :
For basic earnings per common share -
weighted average shares outstanding	11,286,046	11,002,426	11,215,096	10,983,361
Effect of dilutive securities - stock options,
restricted stock units and warrants	513,664	632,996	489,889	498,114

For diluted earnings per common share -
weighted average shares outstanding adjusted
for assumed exercises	11,799,710	11,635,422	11,704,985	11,481,475

Basic earnings per share	$0.00	$0.05	$0.11	$0.13

Diluted earnings per share	$0.00	$0.04	$0.10	$0.12

(a)

Net income for the three and nine months ended March 31, 2007 includes $27,313 and $273,805 of stock-based compensation expense, net of tax, respectively.  Net income for the three and nine months ended March 31, 2006 includes no stock-based compensation expense. The effect of recording stock-based compensation expense on basic and diluted earnings per share was $0.00 and $0.02 per share for the three and nine months ended March 31, 2007, respectively.

The following options and warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2007 and 2006 because their exercise price was greater than the average market price of the common stock for those periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Anti-dilutive options and warrants	138,672	41,200	138,672	97,200

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

The pro forma information for the three and nine months ended March 31, 2006 follows:

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006

Net income as reported	$501,504	$1,378,769

Stock-based employee compensation expense under fair value
method, net of related tax effects	(7,157)	(30,269)

Pro forma net income	$494,347	$1,348,500

Basic earnings per share:
As reported	$0.05	$0.13
Pro forma	$0.04	$0.12

Diluted earnings per share:
As reported	$0.04	$0.12
Pro forma	$0.04	$0.12

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the provisions of SFAS No. 123 (R) effective as of July 1, 2006 by using the modified prospective application method.  Under this transition method, compensation cost recognized for the three and nine months ended March 31, 2007 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Previously reported amounts have not been restated.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The effect of recording stock-based compensation for the three and nine months ended March 31, 2007 was as follows:

	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2007

Stock-based compensation expense by type of award:
Employee stock options	$23,198	$169,424
Non-employee director stock options(a)	—	220,507
Employee restricted stock units	16,267	47,928
Amounts capitalized as inventory	(824)	(2,476)

Total stock-based compensation expense	$38,641	$435,383
Tax effect of stock-based compensation recognized	(11,328)	(161,578)

Net effect on net income	$27,313	$273,805

Excess tax benefit effect on:
Cash flows from operations	$(104,939)	$(209,595)
Cash flows from financing activities	$104,939	$209,595
Effect on earnings per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

(a)

Reflects the recognition of $220,507 of stock-based compensation expense ($132,437 after tax) associated with the Company’s annual grant of options to Directors covering an aggregate of 70,000 shares on December 14, 2006. Consistent with the structure of prior historic annual grants to Directors, these options were granted with terms that included the immediate vesting of the options upon grant. Accordingly, under SFAS No. 123 (R), the entire grant date fair value of these Director options was recognized during the three months ended December 31, 2006.

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

During the nine months ended March 31, 2007, the Company granted 148,672 stock options with an estimated total grant-date fair value of $386,943 after estimated forfeitures. During the same period, the Company granted 4,357 shares of restricted stock with a grant date fair value of $16,927 after estimated forfeitures.

As of March 31, 2007, the unrecorded deferred stock-based compensation balance was $458,011 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 3.6 years.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Risk-free interest rate	4.7%	4.72%	4.6%	4 - 4.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	55%	50-75%	55%	9 - 15%
Average expected life of options	5 years	9 years	4.9 years	10 years

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

Prior to the adoption of SFAS No. 123(R), the Company used a variety of methods to estimate its expected volatility, expected term and risk-free rate assumptions.

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

Under the Company’s 1998 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of March 31, 2007, 179,763 common shares remain available for future issuance under the 1998 Plan. Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of March 31, 2007, no common shares had been issued under the 2006 Plan.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Number of Shares	Weighted Average Exercise Price

Balance outstanding at June 30, 2005	1,111,543	$1.29
Year ended June 30, 2006:
Options granted	311,352	2.49
Restricted stock units granted	80,000	–
Options exercised	(57,334)	1.40
Options cancelled/expired/forfeited	(105,000)	1.82
Balance outstanding at June 30, 2006	1,340,561	$1.54
Nine months ended March 31, 2007:
Options granted	148,672	6.08
Restricted stock units granted	4,357	–
Options exercised	(185,491)	1.21
Options cancelled/expired/forfeited	(34,000)	1.55
Balance outstanding at March 31, 2007	1,274,099	$2.16

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The options outstanding and exercisable at March 31, 2007 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.43 to $0.85	55,700	3.79	.55	$ 264,575	55,700.55		$ 264,575
$1.00 to $2.00	750,018	3.82	1.23	3,052,573	638,019	1.15	2,647,779
$2.01 to $6.33	381,524	7.36	4.23	408,231	229,850	3.95	310,298
	1,187,242	4.95	$2.16	$ 3,725,379	923,569	$1.81	$ 3,222,652

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.30 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2007 was 923,569.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the nine months ended March 31, 2007 and 2006 was $6.08 and $2.40 per share, respectively.

The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006 was $807,784 and $100,350, respectively.  The total cash received from employees as a result of employee stock option exercises during the nine months ended March 31, 2007 and 2006 was $224,709 and $18,600, respectively.  In connection with these exercises, the tax benefits realized by the Company for the nine months ended March 31, 2007 and 2006 were $224,709 and $34,119, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

As of July 1, 2006, the Company had a deferred stock-based compensation balance related to restricted stock units of $292,996 ($206,160 after estimated forfeitures).

During the nine months ended March 31, 2007, the Company’s Board of Directors approved the grant of 4,357 shares of restricted stock units to an employee.  These restricted stock units vest in equal installments on the first and second anniversaries of the grant date.  The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award.  The total grant date fair value of the restricted stock units granted during the nine months ended March 31, 2007 was $16,927 after estimated forfeitures.  Stock-based compensation cost for restricted stock units for the nine months ended March 31, 2007 was $47,928.

As of March 31, 2007, there was $175,158 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 3.2 years.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share

Balance outstanding at June 30, 2005	—	$—	$—

Year ended June 30, 2006:
Restricted stock units granted	80,000	314,300	3.93
Restricted stock units vested	—	—	—
Restricted stock units cancelled/forfeited	—	—	—

Balance outstanding at June 30, 2006	80,000	$314,300	$3.93

Nine months ended March 31, 2007:
Restricted stock units granted	4,357	19,999	4.59
Restricted stock units vested	(10,000)	(39,100)	3.91
Restricted stock units cancelled/forfeited	—	—	—

Balance outstanding at March 31, 2007	74,357	$295,199	$3.97

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

Changes in accrued product warranty costs for the three and nine months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Accrued product warranty costs
at the beginning of the period	$194,112	$275,268	$230,437	$291,733

Warranties accrued during the period	232,233	200,321	552,405	696,832
Warranties settled during the period	(213,172)	(219,529)	(569,669)	(732,505)

Net change in accrued warranty costs	19,061	(19,208)	(17,264)	(35,673)

Accrued product warranty costs
at the end of the period	$213,173	$256,060	$213,173	$256,060

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RESEARCH AND DEVELOPMENT

Research and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For the three months ended March 31, 2007 and 2006, our research and product development costs were $466,080 and $241,032, respectively. For the nine months ended March 31, 2007 and 2006, our research and product development costs were $1,258,100 and $700,970, respectively.

NOTE 8 – ADVERTISING EXPENSES

Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at March 31, 2007 and 2006 totaled $10,770 and $14,750, respectively. Advertising expense for the three months ended March 31, 2007 and 2006 amounted to $152,290 and $133,473, respectively. Advertising expense for the nine months ended March 31, 2007 and 2006 amounted to $710,349 and $511,511, respectively.

NOTE 9 – LITIGATION AND CONTINGENCIES

The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Based on its experience, the Company believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of the Company’s potential liability. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the creation of significant expenses.

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks. The suit seeks unspecified damages and fees. The Company believes that its inks do not infringe any valid U.S. patents and intends to vigorously defend these allegations of infringement. The loss of all or a part of this lawsuit could have a material adverse affect on our operations and financial position. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract, violation of antitrust laws, unfair competition and trade libel, seeking treble damages and recovery of legal fees. Pre-trial discovery is currently being conducted on this case and we expect the case may be tried in the summer or fall of 2008.

In May 2005, the Company filed suit in New Jersey state court against our former insurance broker for insurance malpractice. The suit contends that the insurance broker was negligent and breached its duty of care in connection with the procurement of successive umbrella insurance policies. The suit asserts four causes of action for negligent procurement, failure to procure required coverage, breach of the standard of care, and failure to advise. The suit seeks recovery of the balance of unrecouped losses for third party damages that should have been covered under the umbrella insurance procured by our insurance broker but was not due to the aforementioned negligence and breaches of duty of care by our insurance broker. Pre-trial discovery has been completed and this case is scheduled for trial in late May 2007.

Other than the above, as at March 31, 2007, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended March 31, 2007 our revenues declined both year over year and sequentially from our quarter ended December 31, 2006. There were three contributing factors responsible for these declines. First, we placed a limited number of new INKlusive printers in the field in the quarter ended March 31, 2007. A new series of Xerox solid ink printers was introduced in the United States in mid-February. Consequently, the 8500 and C2424 series of printers on which the INKlusive program was primarily based, were discontinued and supplies of the printer themselves were very limited. We started shipping solid inks for use in the new series (8560) printers at the end of March, and just recently launched a new INKlusive program based on the 8560. The result of this gap in INKlusive placements resulted in a $337,000 year over year third quarter reduction in our INKlusive printer revenues and a nominal decrease in sequential revenues versus the quarter ended December 31, 2006.

The second contributing factor was the structure of our channel growth rebate program, which was put into place at the beginning of our fiscal year. This program provides financial incentives for the sequential quarterly growth of Media Sciences’ product purchases. At the end of December 2006, two customers placed orders aggregating $344,000 to achieve their maximum rebate. Had our growth rebate program not been in place or structured differently, it is likely that our revenues for our quarter ended December 31, 2006 would have been decreased by approximately $269,000 and our revenues for the quarter ended March 31, 2007 would have been increased by approximately $306,000. The unintended result of this program was to decrease third quarter year over year revenues by $306,000 and sequential revenues by $575,000. While this program remains in place until June 30, 2007, we plan to structure future growth rebate programs on “sell through” data.

The third contributing factor was a channel realignment initiative instituted by our new Vice President of Sales for the Americas, to address certain structural deficiencies in our distribution pricing structure. During the three months ended March 31, 2007, we incurred $224,000 of charges associated with the realignment and simplification of our pricing to distribution channel customers (hereafter referred to as the “Channel Realignment Initiative” or “the Realignment”). The charges recognized during the quarter resulted from price protection granted in the form of credits for existing inventories and other one-time adjustments. During the three months ended March 31, 2007, the Channel Realignment Initiative reduced our reported net revenues by $224,000, reduced our costs of goods sold by $23,000 due to returns, reduced our gross profits by $201,000, and reduced our gross profit margin for the quarter by 1.4%. The Realignment also reduced our reported pretax operating income by $201,000 and our net income and earnings per share by about $135,000 or about $0.01 per share. We expect to realize a greater level of sales through the affected distribution channel as a result of the Realignment’s improved pricing and its delivery of more targeted incentives based on point-of-sale results.

During the three months ended March 31, 2007, we incurred $407,000 in legal fees, a $366,000 increase over the $41,000 incurred during the same fiscal quarter last year and $281,000 more than the $126,000 incurred in the prior fiscal quarter ended December 31, 2006. The noted increase in legal expense during the quarter was driven by pretrial discovery activity associated with the Xerox litigation and the lawsuit we have pending against our former insurance broker. During the quarter, our litigation with Xerox entered the pretrial discovery phase. During the quarter we completed pretrial discovery in our action against our former insurance broker. For the quarter these litigation costs totaled $397,000.

Effective July 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to July 1, 2006, we had accounted for stock-based compensation awards in accordance with Accounting Principles Board (APB) opinion No. 25. We have chosen to implement SFAS No 123(R) using the modified prospective method. Under this method, periods prior to July 1, 2006 are not restated to reflect stock-based compensation using a fair value method. Accordingly, our third quarter 2007 results include $39,000 of pretax non-cash stock-based compensation expense ($27,000 after tax). For the nine months ended March 31, 2007, our pretax non-cash stock-based compensation expense was $435,000 ($274,000 after tax).

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

	Fiscal Year 2007			Fiscal Year 2006
	1st	2nd	3rd	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net revenues	$5,625	$6,078	$5,306	$4,776	$5,140	$5,396	$5,961
Costs of goods sold	$2,515	$2,533	$2,395	$2,483	$2,578	$2,664	$2,728
Gross profit	$3,110	$3,545	$2,911	$2,294	$2,563	$2,732	$3,233
Gross margin	55.3%	58.3%	54.9%	48.0%	49.9%	50.6%	54.2%
Income from operations (a)	$788	$937	$19	$739	$773	$840	$917
Operating margin	14.0%	15.4%	0.4%	15.5%	15.0%	15.6%	15.4%
Net income (b)	$543	$625	$26	$423	$455	$502	$749
Diluted earnings per share	$0.05	$0.06	$0.00	$0.04	$0.04	$0.04	$0.06

(a)

Includes pretax non-cash stock-based compensation expense of $250,000, $146,000, 39,000 and $21,000 during the first, second and third quarter of fiscal year 2007 and the fourth quarter of fiscal year 2006, respectively.

(b)

Includes after-tax non-cash stock-based compensation expense of $93,000, $154,000, 27,000 and $13,000 during the first, second and third quarter of fiscal year 2007 and the fourth quarter of fiscal year 2006, respectively.

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the three months ended March 31, 2007 compared to the same period in 2006, decreased by $0.1 million, or 2% to $5.3 million, from $5.4 million. For the three months ended March 31, 2007 as compared to the same period in 2006, sales of color toner cartridges increased by about 27%, while sales of solid ink sticks decreased approximately 4%.

The year-over-year decrease in our net revenues is partially attributed to the charges we incurred during the quarter ended March 31, 2007 associated with the realignment and simplification of our pricing to distribution channel customers (the “Channel Realignment Initiative” or “the Realignment”). As a result of the realignment, we recognized charges during the quarter associated with price protection granted in the form of credits for existing inventories and other one-time adjustments. During the three months ended March 31, 2007, the Channel Realignment Initiative reduced our reported net revenues by $0.2 million. The Realignment also reduced our reported pretax operating income by $0.2 million and our net income and earnings per share by about $0.14 million or about $0.0125 per share. We expect to realize a greater level of future sales through the affected distribution channel as a result of the Realignment’s improved pricing and its delivery of more targeted incentives based on point-of-sale results.

Our net revenues are affected by recurring sales of our growing portfolio of color business printer supply products. To a lesser extent, some of the noted growth is also attributed to the general growth and increased market acceptance of color business printers and an increase in market share for some of our existing products.

On September 21, 2006 we announced the launch of a new product; toner cartridges for use in the Oki® C3100 and C3200 color business printers. The market opportunity associated with this product launch is significant; with the installed base for Oki C3100 and C3200 printers now the fourth largest installed base of our portfolio of products. The European market comprises more than 80% of the estimated total installed base. The Oki C3100 is not sold in the U.S. We began shipping cartridges for use in the Oki C3100 and C3200 in October 2006.

On November 9, 2006 we announced the launch of a new product; toner cartridges for use in the Dell® 3000cn, 3100cn and 3010cn and Epson AcuLaser® CX11N, CX11NF, and C1100 color business printers. The market opportunity associated with this product launch is significant; the installed base of these Dell and Epson printers represents the largest single installed base among our portfolio of products. We began shipping high capacity cartridges for use in the Dell printers in late December 2006. We began shipping standard capacity versions of the Dell and the Epson products in February.

On March 26, 2007 we announced the launch of two new products; toner cartridges for use in Dell 5100cn and Xerox 6300/6350 color business printers and 100% newly designed and manufactured solid inks for use in Xerox Phaser 8560/8560 MFP color business printers. We began shipping both of these products in late March.

Our consolidated net revenues for the three months ended March 31, 2007, compared to that of the prior quarter, decreased by $0.8 million, or 13% to $5.3 million from our record $6.1 million set during the quarter ended December 31, 2006. $0.2 million of this decline is attributable to the effects of our Channel Realignment Initiative. The remainder of the decline is attributed to lower sales volumes we experienced during the quarter as compared to the record levels experienced in our preceding quarter.

Gross Profit. The consolidated gross profit for the three months ended March 31, 2007 compared to the same period in 2006, increased by $0.2 million or 7% to $2.9 million from $2.7 million. For the three months ended March 31, 2007 our gross margin was 55% of net revenues as compared with 51% of net revenues for the three months ended March 31, 2006. This 400 basis point increase in margin is primarily attributed to a transition from low margin versions of cartridges to higher margin Clearcase and Premium cartridges and a more favorable mix of product sales. These favorable improvements to our margins were partially offset by certain increases in our raw material costs and higher costs of inbound shipping and freight.

Our 55% gross margin for the quarter ended March 31, 2007 was approximately 300 basis points lower than the 58% gross margin we realized in the prior fiscal quarter ended December 31, 2006. This slight sequential margin decline resulted from a higher warranty costs incurred during our third quarter and our Channel Realignment Initiative.

We do not have any further product transitions which will materially reduce our costs. Therefore, any further increases in raw material or inbound shipping costs may decrease our margins unless offset by other manufacturing efficiencies. We have in development several new color toner cartridge products which if launched are expected to carry margins that are lower than our current margins. The impact these new products may have on our future margins will be a function of each product’s ultimate sales volumes. If these new products are particularly successful, it is likely that our future gross margins may reflect some erosion.

Research and Development. Research and development spending for the three months ended March 31, 2007 compared to the same period in 2006, increased by $0.23 million or 93% to $0.47 million from $0.24 million. The $0.47 million of research and development spending for the three months ended March 31, 2007 includes $0.01 million of non-cash stock-based compensation expense. As compared with the prior quarter, our research and development spending for the three months ended March 31, 2007, increased by $0.10 million, or 25% to $0.47 million from $0.37 million.

This increase was driven by our initiatives to increase our product breadth through the development and launch of new products. The increase in our research and development spending was broad-based. During the last two quarters, we added four new technical personnel to our research and development team. We also increased research and development capital and operating expenditures as we accelerated the pace of new product development. Looking forward, we expect our research and development spending to continue at a similar pace to that of our current quarter.

Selling, General and Administrative. Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended March 31, 2007 compared to the same period in 2006, increased by $0.75 million or 47% to $2.34 million from $1.59 million. The increase in selling, general and administrative expense was primarily driven by greater year-over-year compensation and benefits costs and increased professional fee spending. Compensation and benefits costs, including sales commissions, increased by about $0.23 million, reflecting the hiring of additional sales, marketing, and operations personnel and associated benefits and stock-based compensation expense recognized during the quarter ended March 31, 2007 under SFAS No. 123(R) that was not previously recognized in the year ago quarter. Most of the increase in professional fees was attributed to legal fees associated with the Xerox litigation and a lawsuit we have pending against our former insurance broker; for the quarter these costs totaled about $.40 million. For the three months ended March 31, 2007 as compared to the same period in 2006, our total legal fees, including those associated with litigation, increased by $0.40 or 965% to $0.44 million from $0.04 million.

As compared with the prior quarter, selling, general and administrative expense for the three months ended March 31, 2007, increased by $0.18 million, or 8% to $2.34 million from $2.16 million. This increase was primarily driven by greater sales compensation and benefits costs associated with our addition of two experienced senior sales executives and an increase in the pace of our litigation spending. Legal fees associated with our pending Xerox and former insurance broker litigations increased by $0.28 million or 233%, to $.40 million for the three months ended March 31, 2007 from $0.12 million in our prior fiscal quarter.

Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended March 31, 2007 includes $0.03 million of non-cash stock-based compensation expense. During the remainder of fiscal 2007, we do expect some continued increase in our sales, marketing, and administrative costs.

Depreciation and Amortization. Non-manufacturing depreciation and amortization expense for the three months ended March 31, 2007 compared to the same period in 2006, increased by $0.03 million to $0.08 million from $0.06 million. The increase reflects asset additions made by the Company over the year.

Interest Income (Expense), net. For the three months ended March 31, 2007, the Company had net interest income of $0.018 million as compared with net interest expense of $0.004 million for the three months ended March 31, 2006. The $0.022 million improvement in net interest income was primarily driven by a reduction in our interest bearing debt and a significant increase in our interest bearing cash balances.

Income Taxes. For the three months ended March 31, 2007, we recorded income tax expense of $0.014 million as compared with income tax expense of $0.34 million for the three months ended March 31, 2006. For the three months ended March 31, 2007 and 2006, our effective tax rates were 28.1% and 40.0%, respectively. Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities. The availability of tax credits associated with manufacturing and research and development activities, as well as exclusions, such as the Extraterritorial Income Exclusion, can result in an effective rate that is lower than the statutory rate.

In April 2006, we initiated a thorough review of our historic tax compliance. As a result, we identified that we had not historically taken advantage of all of the credits or income exemptions for which we were entitled. Further, we implemented certain other fundamental tax planning to reduce our current and future effective tax rate. We expect our consolidated effective tax rate for the fiscal year ended June 30, 2007 to be about 34%. This effective tax rate could significantly decline further should we decide to manufacture all or a portion of our products outside the U.S. in lower tax jurisdictions. We are still evaluating the viability of such a strategy and can make no assurances that we will either pursue such a strategy or, that if we do, that it will be successful in realizing the intended benefits.

Income from Operations. For the three months ended March 31, 2007, we earned $0.03 million or $0.00 per share basic and $0.00 per share fully diluted. This compares with the $0.50 million or $0.05 per share basic and $0.04 fully diluted earned for the three months ended March 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2007, our cash and equivalents increased by $0.4 million to $1.9 million. $0.9 million of this increase was generated from operating activities; $0.3 million was from financing activities, namely proceeds received from employees associated with option exercises, partially offset by $0.9 million of cash used in investing activities. Cash used in investing activities included the purchase of equipment, tooling and leasehold improvements in the amount of $0.9 million, representing a decrease of $0.2 million or 21% from the comparable spend of $1.1 million for the nine months ended March 31, 2006.

The Company generated $0.9 million of positive cash flow from operating activities for the nine months ended March 31, 2007 as compared with $2.8 million for the nine months ended March 31, 2006. The $0.9 million of cash generated by operating activities for the nine months ended March 31, 2007 resulted from $1.2 million of income from operations, add-back of net non-cash charges totaling $1.3 million, deduction of $0.2 million associated with excess tax benefits from stock-based compensation, and $1.3 million of cash used primarily to increase the Company’s non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant driver behind the $1.3 million increase in our non-cash working capital was the $1.5 million increase in our inventories.

During the nine months ended March 31, 2007, our inventory levels increased by $1.5 million or 34% to $6.0 million from $4.5 million. The increase in inventories was generally due to inventories associated with new product introductions and those we are preparing to launch, including the recently launched products for use in the Dell 3000cn/3100cn/3010cn/5100cn, the Epson AcuLaser CX11N/CX11NF/C1100, the Xerox 6300/6350 and the Xerox Phaser 8560/8560 MFP color business printers.

Our INKlusive program generates operating cash flow in advance of the income statement recognition associated with ink being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement. This advanced funding of the INKlusive contract consideration by a third-party leasing company results in up-front cash receipts and corresponding deferred revenue obligations. As of March 31, 2007, deferred revenue associated with the program totaled $0.9 million, down $0.2 million from the $1.1 million at June 30, 2006. The operating cash flow effect of this decrease in a current liability was a corresponding decrease in cash flow generated by operations. The ability of the INKlusive program to generate positive cash flow through increases in deferred revenue is a function of customer acceptance of future programs and the structure of the financing of those programs.

We have a revolving line-of-credit facility which provides for maximum borrowings of $3.0 million. As of March 31, 2007, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006 we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. The Amendments also modified certain financial covenants, which are described below. Borrowings bear interest at the bank’s Prime Rate (8.25% at March 31, 2007) and are payable on demand.

In March 2006, we entered into a five-year term note with our bank in the amount of $0.25 million that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal and interest of $5,054. At March 31, 2007, this note had a remaining principal balance of $0.2 million. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

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

In March 2005, we entered into a five-year term note with our bank in the amount of $0.5 million that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At March 31, 2007, this note had a remaining principal balance of $0.3 million. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

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

INFLATION

We have experienced increases in raw materials costs and the costs of shipping and freight to deliver those material and finished products to our facility over the last twelve months. While we have historically offset any inflation in operating costs through increased productivity and improved yield, the recent increases have impacted profit margins. We have embarked on efforts to improve our procurement of raw materials. We can provide no assurance that our efforts to mitigate increases in raw materials and shipping and freight costs will be successful.

SEASONALITY

Historically, we have not experienced any significant seasonality in our business. As we continue to grow our international business relative to our North American business, we may experience a more notable level of seasonality, especially during the summer months.

ITEM 3.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The information set forth above under Note 9 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included under “Factors Affecting Results Including Risks and Uncertainties” in “Management’s Discussion and Analysis,” contained in Item 6 of Part II of our Form 10-KSB for the year ended June 30, 2006, filed September 28, 2006 and is incorporated herein by reference.

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

Dated: May 15, 2007 Dated: May 15, 2007	MEDIA SCIENCES INTERNATIONAL, INC. By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President By: /s/ Kevan D. Bloomgren Kevan D. Bloomgren Chief Financial Officer