Form 10KSB
period 2007-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2007-09-24
CIK 1024022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission file number: 1-16053

MEDIA SCIENCES INTERNATIONAL, INC.
(Name of small business issuer in its charter)

DELAWARE	87-0475073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Allerman Road, Oakland, NJ	07436
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (201) 677-9311

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

State issuer’s revenues for its most recent fiscal year: $22,517,129.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on June 30, 2007 was $52,496,622.

As of September 6, 2007, we had 11,466,107 shares of common stock issued and outstanding.

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

We market and sell our products through international, indirect sales channels including wholesalers, distributors and dealers. Approximately 79% of our revenues are generated in the United States, with the majority of our international sales generated in Western Europe.

Our growth has been, and will continue to be, a function of the growth of the overall business color printer market, expansion of our product line, and an increase in market share for our products.

Our business is derived from a single segment, that of imaging supplies.

Our Organizational History

Media Sciences International, Inc. is a holding company that conducts substantially all of its operations through its subsidiaries.  Media Sciences International, Inc. has two wholly-owned operating subsidiaries:  Media Sciences, Inc. and Cadapult Graphic Systems, Inc.

Media Sciences, Inc. manufactures and markets color printer supplies, including solid ink sticks and toner cartridges for use in business color printers.  Media Sciences, Inc. itself has three wholly-owned subsidiaries including Media Sciences UK, Ltd., Media Sciences Trading, Ltd. and MSIA, LLC, which house sales, manufacturing, development and distribution operations.

Cadapult Graphic Systems, Inc. no longer has any substantial operations. In May 2005, we discontinued all electronic pre-press systems sales and service operations, the majority of the Cadapult business.  In September 2007, we ceased the balance of Cadapult’s operations.

We were originally incorporated under the laws of the State of Utah in 1983 under the name Communitra Energy, Inc., and in August 1998, we reincorporated under the laws of the State of Delaware as Cadapult Graphic Systems, Inc. On April 19, 2002, we changed our corporate name to Media Sciences International, Inc.

Our headquarters are located at 8 Allerman Road, Oakland, New Jersey 07436, and our telephone number is 201-677-9311. Our website is www.mediasciences.com.

We have not been subject to bankruptcy, receivership or any similar proceedings.

Back to Index

Industry and Market Overview

Color Business Printers

Historically, the office environment has been dominated by monochrome (black and white) printers for document printing. Color printing was seen as extravagant and cost prohibitive, and therefore only used for high-impact communications where color was critical. However with decreasing printer prices, color printing has become increasingly common. Today, the production of color documents in the office is less the exception and more the norm, and with many favorable market drivers, the use of color documents is expected to grow. The result – while monochrome printer shipments are flat to declining, color printer shipments are growing rapidly.

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

Where faster print speeds and lower cost of ownership are desired, color laser and color solid ink dominate. Color laser printers are very similar to monochrome laser printers, except they use four toner cartridges (cyan, magenta, yellow and black) instead of a single black cartridge. Color solid ink printers utilize a very different technology. These printers consume solid ink sticks, again in four colors. Solid ink sticks can be thought of as large crayons, which when placed into the printer, are melted and “jetted.” While color laser printers are available from almost all of the major printer vendors, only Xerox has been successful in commercializing solid ink for the office environment.

The adoption of color in the office has been facilitated by lower costs of acquisition such as sub-$1000 and sub-$500 color laser and solid ink printers along with increased print speeds, quality and reliability. In addition to the lower costs, favorable market dynamics are driving the use of office color printers. Primary contributors are the use of internet, which has broadened the acceptance of color communication, the “distribute and print” model, where digital document delivery is enhanced with localized printing as a way to shorten turnaround times and reduce production costs as well as the dominance of color printing in the home and school.

Color printers include single function printers (which only print) and multi-function printers (MFPs) which often print, copy, scan and fax. Typically, MFPs drive more output.

The worldwide installed base of color laser and solid ink printers and multi-function printers is expected to grow from just under 10 million units in 2005 to just over 30 million units in 2010, reflecting an aggregate compound annual growth rate (CAGR) of 27.4% (color laser and solid ink multi-function printer compound annual growth rate of 41.6% and single-function color laser and solid ink printer compound annual growth rate of 24.2%) (source: Lyra Research, Inc. Hard Copy Industry Advisory Service, First-Half 2007 Forecast). In addition, the 2006 – 2010 compound annual growth rate of worldwide color laser cartridge revenues is expected to exceed 20%, resulting in a $11 billion expansion of those revenues during that time period.

Today, the dominant sources of color printer supplies are the printer manufacturers or Original Equipment Manufacturers (OEMs) themselves. These manufacturers discount the cost of the printer hardware to gain market share, in an effort to capture the recurring profitable revenue stream of supplies. Further the strength of their established brands and distribution often result in their product being the only option offered to a consumer.

Today, the aftermarket is robust for monochrome remanufactured and new build toner cartridges. Approximately 32% of the monochrome cartridges purchased in 2006 were aftermarket cartridges. In contrast, only 7% of the color laser cartridges purchased in 2006 were aftermarket cartridges. The aftermarket for color cartridges has lagged monochrome’s adoption of aftermarket supplies, as the cost of color printers has remained high relative to monochrome printers, thereby sustaining a perception of risk when using an alternative to the printer manufacturer’s brand. With recent declines in the cost of office color printers, the perceived risk is diminishing and users are

Back to Index

increasing their pace of adoption of aftermarket color printer supplies. Further, the monochrome aftermarket has benefited from Hewlett-Packard’s (HP®) dominance as it has allowed for a concentration of resources to be focused on relatively few products that address a significant portion of the market. While HP is the market leader in office color printers, the market is much more diffuse, requiring many more unique products to address an equally broad segment of the market.

Lyra Research (Hard Copy Industry Advisory Service, First-Half 2007 Forecast) estimates that the aftermarket share of color laser cartridge shipments will increase to 10% by 2010. As the market matures, we believe that the color market will ultimately mirror the monochrome market with the aftermarket achieving an aggregate share of shipments of 25-30%.

Industrial Printers

Industrial printers or so-called “coders” are used in manufacturing environments to print date codes, lot codes, bar codes and other information on products and packaging. These coders are single “color” devices, but may print black, green, red, blue or other colors at any given time. These printers may also be used to apply invisible symbols or codes, or apply inks with special chemical or elemental markers to help verify the authenticity of goods, or to reduce the diversion of goods from one country or distribution point to another.

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

Industrial coders generally consume relatively high volumes of ink as they may run 24 hours a day, 365 days of the year. Because of the high volume, high speed manufacturing environments in which coders are present, they are a mission critical component in the manufacturing process. By way of example, a single candy bar line may pass 1000 candy bars by the coder every minute. Consequently, the reliability of the coder and inks is paramount.

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

Overall market growth, new products and market penetration are all intimately interrelated. To understand this codependency, it is important to understand the lifecycle of a printer, and more specifically a color printer. Technology in general, and printers specifically, become obsolete over time. As an integral part of our new product planning process, we generally model three year “active” lives for color printers. That is, we assume that a printer sold in a particular period will be used for three years, and in that same period three years later, will be disposed of—the reality is that printers continued to be used to a lesser degree for years beyond the three. This assumed model reflects the “bell curve” nature of each printer’s installed base. Media Sciences uses this model for budgeting, forecasting, and new product development analysis.

When looking at market growth and new product development, it is important to understand that, because of the lifecycle of any one printer model, in order to keep up with the market growth, new products must be brought to market to replace those that are “falling off.”

Based on our products available for sale at June 30, 2007, and assuming the three year lives discussed above, we believe we manufacture supplies for use in approximately 25% of the overall, active installed base (the “addressable” market) of business color printers. We call this our “available” market.

Back to Index

Our available market is dynamic and changes as a function of the timing of our product introductions versus introductions of new business color printers by the OEMs. The goal of our product development group is to increase the size of our available market, or said another way, to increase our share of the addressable market. To do so, we need to bring more products to market than are falling off. Our decision as to which products to bring to market is impacted by the size of a target installed base, the distribution required to bring those supplies to the market, the existence within our product line of supplies for use in other printers by that same OEM (a line extension), the margin structure of the proposed product, the costs and time to develop the product. Consequently, we may bring products to market that target a very large installed base, or that may target a relatively small installed base.

Further, a vast majority of the business color market is toner based. As we seek to align our business with the broader addressable market, we expect increases in the size of our available market to be generated primarily from new color toner cartridge product introductions. As a result, we expect the growth of our color toner cartridge revenues to outpace the growth of our solid ink revenues for the foreseeable future.

To increase the size of our available market, we have been, and will continue to expand our development resources. Over the last 12 months we increased our development staff by 150% and invested approximately $250,000 in technology in support of research and development. As a result, during Fiscal 2007, we increased our available market by 25% (from 20% to 25% of the addressable market) and the number of printers for which we manufacture supplies by 76%.

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

Concurrent with our goal of increasing our available market, we are focused on increasing our market share within our available market. However we do not believe we increased our market share during Fiscal 2007. Consequently, starting in December 2006, we started making significant changes in our sales team, including its leadership. We also made substantial changes in the way we do business with our customers to better meet their needs. We plan to continue to invest in sales professionals and technology to expand our distribution channels and revenues through our existing channels.

Any combined growth of the addressable market, our available market and our market share would enhance our overall growth rate.

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

Back to Index

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

We manufacture solid ink for use in the following printers:

• Tektronix® Phaser® 840, 850
• Xerox Phaser 860, 8200, 8400, 8500, 8550, 8560
• Xerox WorkCentre® C2424 and 8560FP color multifunction devices.

We currently offer solid inks for all of the business color solid ink printers currently available in the market. Consequently, we have no new color solid ink product introductions planned at this time. However, as Xerox introduces additional solid ink printers, copiers or Multi-Function Products to the market, we intend to develop supplies for those devices.

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

We manufacture color toner cartridges for use in certain Tektronix, Xerox, Konica-Minolta®, Oki®, Epson®, Brother®, Dell®, Samsung® and Ricoh® color printers as follows:

• Clearcase — Our Clearcase line of toner cartridges are for use in the following printers:
• Tektronix Phaser 560, 740, 750 and 780
• Xerox Phaser 790, 7700, 6100, 6200, 6250, 6300, 6350 and 6360
• Konica-Minolta (formally QMS®) Magicolor® 2300, 2350, 330, 3100 and 3300
• Epson AcuLaser CX11N, CX11NF, C1100, C900, C1900, C4000, C4100, C8000, C8200, C8500 and C8600
• Brother HL4000 and HL4200
• Ricoh Aficio CL2000, CL3000, CL3500, 3800 and 7000 series
• Dell 5110CN, 5100CN, 3000CN, 3100CN and 3010CN
• Samsung CLP-510, CLP-500 and CLP-550
• Oki C3100, C3200

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

There are currently three versions of the program: $99 per month, $165 per month and $199 per month, each for two years. While the current program is limited to solid ink printers and multi-function printers, the program has included toner based color printers as well. Upon successful completion of the program, the printer is the customer’s to keep at no additional charge.

The INKlusive program is targeted at small businesses, education, not-for-profits and real estate agents and brokers. The program is advanced by our channel partners who receive a commission for each unit placed, and are encouraged to sell additional Media Sciences supplies to the customer. More information on the INKlusive program is available at www.inklusive.com.

Media Sciences offers this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we are paid in full for the printer and the two years of supplies. We recognize the revenue from the supplies as they are shipped over the term of the INKlusive agreement. Consequently, the difference in timing between receipt of payment for the supplies and the shipment of those supplies, gives rise to deferred revenue on our balance sheet.

For the year ended June 30, 2007 revenue recognized from the shipment of INKlusive supplies represented approximately 5% of our total revenues, up from 4% of revenues for the year ended June 30, 2006. As of June 30, 2007, deferred revenue totaled $0.8 million as compared with $1.1 million as of June 30, 2006.

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

Branding

Media Sciences has adopted a tri-branding strategy for our products. Currently, our revenue mix of “Media Sciences” branded products to “white-box” and private label branded products is approximately 60:40. Brand development is a priority for us. We believe that by improving the recognition and value of the Media Sciences brand, we will be less susceptible to abrupt shifts in demand for our products as competition enters the market. We have a stated goal of increasing our Media Sciences branded business to 75% of our revenues, over the next three years.

Under our white-box programs, we sell our products in a plain white box. Our customers may custom label these products for their customers, or sell them unmarked in a plain white box. Certain dealers prefer white-box products as they are trying to differentiate their product from that of their competitors.

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

Back to Index

Sales and Marketing Plans

We believe we have market share in the low single digits for those printers that comprise our available market. Also noted above was the fact that over 30% of monochrome cartridges sold are aftermarket brands. The primary function of our sales and marketing efforts is to increase our share in our available market.

Over the last year we have substantially transformed our sales team including its leadership. In December 2006 we recruited an experienced industry sales professional to lead our European, Middle Eastern and African (EMEA) sales effort. In January 2007, we recruited a new sales leader for the Americas with substantial office products experience. Both of these individuals come to Media Sciences with a track record of success as defined by significant revenue growth under their leadership.

As a result of the new sales leadership, we have redefined our approach to the market. First, we are no longer approaching the worldwide market in a homogeneous manner with the same pricing, products and programs for the US, Europe and rest of the world. We are adopting regional strategies to meet the needs of those markets.

Second, we have become highly responsive to the needs of the customer. This shift has manifested itself in several ways. First, we have flattened our channel pricing structure. Historically we had several discrete price levels. These levels, developed over time to meet the immediate needs of a customer or opportunity gave rise to channel inequalities that were counterproductive to new partner recruitment and growth. We have substantially reduced the number of price levels and anticipate transitioning to two price levels by the end of 2007. With this flat price structure, potential distribution partners are no longer at a price disadvantage to existing partners.

Another manifestation of this customer responsiveness has been to meet the terms, conditions and expectations that are ordinary and customary to the particular channel or market segment. By way of example, over the last six months we have implemented EDI (Electronic Data Interchange) for certain customers, changed the structure of our rebate and market development fund (MDF) programs, taken an active role in helping our channel partners manage their inventories of Media Sciences products, and engaged manufacturer’s representative firms to assist our partners in the sale of Media Sciences products.

Some of the changes above were implemented retrospectively, and adversely and materially impacted our financial results for the latter half of fiscal 2007 and for the year ended June 30, 2007. For more information, refer to the Executive Summary in Item 6 – Management’s Discussion and Analysis. We voluntarily made these changes to better meet the needs of our current and future customers with the expectation that by removing artificial barriers to our partners’ success, we will experience enhanced revenue growth.

Responsiveness to the needs of the customer also gives rise to a significant strategic initiative for fiscal 2008; that of European logistics, pricing, terms and conditions. In the past we asked our European customers to buy from the United States, import our products, pay duties, clear customs, and absorb currency fluctuations (as they paid in US dollars.) While this means of doing business served us well in our infancy, it does not meet the needs of our growing European customer base. Consequently, we have embarked on a program under which we will:

• Distribute product out of a European location through the use of a third party logistics provider
• Adopt local currencies (GBP and Euro)
• Adopt a regional product pricing strategy
• Adopt European payment terms.

We expect to have this program in place early in the second quarter of fiscal 2008.

Back to Index

We have defined three primary sales channels in the United States in order to better align our sales personnel with the needs of that particular channel. The first of the three channels is imaging supplies, which includes distributors and dealers whose primary business is focused on selling imaging supplies. The computer channel which includes dealers and distributors whose primary business is focused on selling hardware such as printers and computers. And office products which include dealers and wholesalers whose primary business is focused on selling office supplies from file folders to pencils to furniture and beyond. Each of these channels conducts business in a different way. The differences include semantics, promotional programs, expectations and customer set.

The imaging supplies channel is the most mature of our channels. These dealers and distributors are generally small and as such generally serve smaller customers. The imaging supplies channel is generally the most knowledgeable and proactive channel as it relates to consumable sales. The Internet is a significant driver of the business through this channel.

The computer channel is a second in maturity to the imaging supplies channel. Both the dealers and distributors in this channel range from small to very large. The dealers in this channel include VAR’s (Valued Added Resellers) through to large direct marketing organizations such as CDW, Insight and PC Mall. Distributors in this channel include Tech Data, Ingram Micro and Synnex. This channel, which often targets the IT manager in small to large businesses, is generally not well versed in consumable sales.

The office products channel is a distant third in terms of Media Sciences penetration. This channel is dominated by two large wholesalers, and four large office products dealers: OfficeMax, Office Depot, Corporate Express and Staples. In addition to these six organizations there are some regional wholesalers and a number of independent office products dealers. All of the independents combined do not equal the revenue of any one of the other four office products dealers.

OfficeMax, Office Depot and Staples all have corporate contract, web-based and retail (bricks and mortar) business groups. Corporate Express does not have a retail presence. Generally the corporate contract groups target Fortune 1000 companies and are often a sole source for the office products needs of that customer.

We believe the most significant opportunity for revenue (and revenue growth) exists within the office products channel and secondarily in the computer channel. To that end, we are increasing the resources that we are mobilizing within these two channels. We are building a team of sales and marketing professionals focused on the office products and computer channels, that includes account specific sales professionals for each of the major office products dealers, an office products marketing director and a nationwide network of manufacturers representatives.

In Europe, our focus is on support for our partners on a country by country basis through the recruitment of country managers. In addition, we plan to recruit a pan-European office products sales director to pursue the unique needs of that channel.

The efforts of our sales team are reinforced by sales incentive programs for our channel partners. Historically such programs have been based on volume and/or growth of sales of Media Sciences products to our direct customers. We have since changed our incentive programs to reward volume and growth of sales of Media Sciences products through our direct customers. We are able to do so through the collection and analysis of point of sale data. Further, we have invested in certain sales management and forecasting technology to analyze both MSI and point of sale data.

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

Back to Index

Our sales and marketing groups work as a team such that our marketing efforts support and complement our sales strategy. We work with the knowledge that our distributors and wholesalers know who the dealers are that are selling the OEM product, and that our dealers know which end users are buying OEM supplies. Consequently, most of our marketing efforts are in conjunction with our channel partners. Specifically, we market to dealers through our distributors and wholesalers as a means to reinforce our dealer recruitment efforts. And, we market to the end user through our dealers.

Our marketing efforts include advertising in trade publications, direct mail, catalog placements, Internet banners and other organic and pay per click efforts, blitz days, trade shows and more. Some of these efforts are funded directly by Media Sciences, while other are funded by the channel partner and reimbursed through discretionary marketing funds.

We plan to improve our ability to measure the efficacy of our marketing efforts through the correlation of the POS data with our marketing efforts. Through this feedback system, we can refine our marketing investments to maximize our return on investment.

Distribution Methods of the Products and Programs

Our primary goal in building our distribution channels is to have our products readily available to the end users. Consequently, we look to mirror the distribution points of the printer manufacturers, and add additional, unique, distribution points that serve the cost-conscious end user. As a result, we sell through an international network of channel partners, including wholesalers, distributors, dealers, internet resellers, printer manufacturers and contract stationers. In certain instances, our products may go through up to three levels of distribution in order to get to the end user. As the market for business color supplies matures, it is unlikely that the market will support this many levels of distribution. Consequently, we expect the distribution channels to “flatten” over time.

Our products are available in most parts of the world. However, approximately 79% of our sales are in the United States, with a majority of the balance of our sales in Western Europe. Our goal is to have our international sales represent approximately 30% of our revenues by the end of fiscal 2008, while continuing to aggressively grow our US sales.

Our INKlusive program is currently available only in the United States. The program is marketed by Media Sciences branded product dealers. Dealers who refer end users into the INKlusive program are paid a commission upon consummation of a contract. Further, INKlusive customers are encouraged to return to the dealer who referred them into the program when they need supplies incremental to those automatically shipped under the program.

Competition

Media Sciences competes primarily with the original manufacturer of the printers for which we provide supplies, including Xerox, which sells printers under the Tektronix and Xerox brands, Konica-Minolta (formally QMS), Epson, Brother, Oki, Dell, Samsung and Ricoh. These competitors use several tactics to limit the penetration of aftermarket supplies including remanufactured products and newly manufactured products such as those offered by Media Sciences. These tactics include protecting their technology through the use of patents, the development of sales and marketing programs that provide for incentives to distributors, wholesalers and dealers that sell exclusively the printer manufacturers’ brand supplies, and through fear, uncertainty and doubt. Media Sciences competes with these manufacturers primarily by offering a compelling value proposition of quality, value (through lower end user costs and higher channel margins) and choice.

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

Back to Index

Media Sciences buys certain color toner cartridges from a supplier on a non-exclusive basis. While we believe Media Sciences’ combination of distribution, warranty, channel programs, brand recognition and product breadth will allow us to compete well with others selling similar products, we may see increased competition for these particular products over time.

We continue to see certain solid ink products entering the market from a Korean manufacturer. We compete with these products based on the quality of Media Sciences’ solid inks, our warranty, channel programs, brand recognition and product breadth and our extensive efforts to avoid infringement of the printer manufacturers’ intellectual property.

Research and Development

We direct our research, engineering and development efforts primarily toward developing new products and processes and improving existing product performance. We have five goals in product development:

• Non-infringing
• Highest quality
• 1st to market
• Exclusivity
• Lowest cost

For our solid ink products, all aspects of research, engineering and development are conducted by Media Sciences. This includes formulation and ink stick shape design. As such, we have control over product specifications, costs and development timelines. In fiscal 2007, we invested in rapid prototyping technology to accelerate the pace of our solid ink (and toner cartridge) introductions. The result was the fastest introduction of a solid ink product in the history of the company in March 2007.

For our toner cartridge products, we currently partner with other firms for cartridge engineering and raw toner formulation and development. Consequently, we do not have the same level of control over color toner cartridge development that we have over our solid inks.

In order to better and more consistently achieve the above goals in our color toner cartridge development, we believe we need to build our engineering and development resources to lessen our reliance on external resources. Over the last 12 months, we significantly expanded our internal xerographic engineering and design capability. Further through new personnel and investments in analytical technology, we have partnered with our raw color toner vendors to speed development of raw toners for new color toner applications. As a further benefit, we have a much greater level of control and influence over the characteristics of the toner developed for our applications.

Our continued planned expansion of development resources includes two key areas: chip development and toner cartridge engineering. We plan to add personnel and supporting technology in each of these areas. For chip and cartridge development and engineering, our goal is to build our capabilities such that all aspects of engineering and development are executed internally by our development teams. While we may still choose to partner externally on selected development projects, highly strategic projects would be developed completely in-house. Consequently, we plan to add a number of technical personnel including project, mechanical, software, electrical and manufacturing engineers as well as the staff and technology to support these professionals.

Through the expansion of our color toner analysis and development, chip development and cartridge engineering resources, we expect to shorten our development times, bring products to market more quickly, and develop more products.

Research, engineering and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including conceptual formulation, design and testing of product alternatives, construction of prototypes, are expensed as incurred. For the years ended June 30, 2007 and 2006, our research, engineering and product development costs were approximately $1.7 million and $1.1 million, respectively.

Back to Index

Integrated Xerographic Design, Engineering and Manufacturing

We have embarked on significant initiative to build a fully integrated xerographic design, engineering and manufacturing capability in Asia. The goals of this initiative are:

1) Increase our operational efficiency, particularly in the area of inventory control.
2) Decrease the costs of future color toner products, while maintaining our Company’s strict Science of Color standards for quality.
3) Decrease our dependency on third parties for the manufacturing of future color toner products.

Operational Efficiency

Our current supply chain for toner based products is approximately five months. Because of this long supply chain, and exacerbated by large minimum per-SKU order quantities set by our manufacturing partners, and the fact that we maintain inventory in both white box and Media Sciences branded packaging, we have maintained significant inventories to better ensure an in-stock position of our products. This strategy, while meeting the needs of our customers, is a poor use of working capital, distribution space and leaves us more vulnerable to inventory obsolescence.

To address this issue, while increasing our ability to meet customer demand, one of the first priorities of this integrated capability is to source semi-finished versions of our cartridges from our existing partners along with toner, chips and packaging, and fill, test, package and ship product to meet the demand.

By way of illustration, a single product launch may include as many as 32 or more packaged SKUs. These 32 SKUs may actually consist of as few as seven components or assemblies plus packaging. By keeping inventory in component form and filling, testing, packaging and shipping to meet demand, toner based inventories can be reduced by almost 50% (in days in inventory) over time, while better meeting the demands of the market.

Decrease Product Costs

Today our toner cartridges are manufactured by contract manufacturing partners. Inherently there is cost in our sourced cartridge that contributes to the profitability of our partners. By moving further down the supply chain and manufacturing the cartridges ourselves, we expect to be able to recapture profits that would otherwise enure to the benefit of our vendors.

Decrease Dependency

As noted, above we currently use contract manufacturing partners to manufacture our toner cartridges. Since we are not the only customer of these entities, and in fact are a small customer to most of them, we are subject to their prioritization of our business. Further, as we have a limited number of manufacturing partners, we risk a disruption in supply of our cartridges. By placing cartridge manufacturing under our control we decrease the dependency and risks of using a third party.

This initiative will be implemented in phases, with the cartridge filling capability expected to be in place by early calendar 2008. In parallel we will be building our xerographic engineering team. As a result, we expect to start realizing some of the operational benefits in early calendar 2008 and begin realizing the other benefits, as discussed above, in mid to late 2008.

Back to Index

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

Dependence on Major Customers

In 2007, two customers represented 17% and 14% of the Company’s net revenues and 29% and 21%, respectively, of accounts receivable at June 30, 2007. In 2006, these same large customers each represented 14% of the Company’s net revenues and 17% and 20%, respectively, of accounts receivable at June 30, 2006.

Principal Suppliers

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

In 2007, two vendors represented 24% of our cost of goods sold, with no single vendor accounting for more than 13%. In 2006, three vendors represented 42% of our cost of goods sold, with no single vendor accounting for more than 20%.

Need for Government Approval

Not applicable.

Government Regulation

Not applicable.

Compliance with Environmental Laws

Not applicable.

Employees

We currently have 86 full-time employees, including 19 management level employees and two part time employees.

Back to Index

ITEM 2.	DESCRIPTION OF PROPERTIES

We maintain our executive offices in Oakland, New Jersey, pursuant to a lease expiring on September 30, 2009. We hold an option to extend the expiration of this lease to September 30, 2014. We occupy approximately 41,800 square feet, including warehousing and manufacturing.

We are subject to a lease expiring on May 31, 2011 for our former facility in Allendale, New Jersey. We have entered into a sublease expiring on May 31, 2011, the expiration date of our lease. The sublease provides for annual rent payments to us of $0.18 million.

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

Location	Approximate Square Feet	Approximate Annual Rent	Use	Lease Expiration Date

8 Allerman Road Oakland, NJ 07436	41,800	$300,000	Executive Offices, Warehouse, and Manufacturing Facility	September 30, 2009

40 Boroline Road Allendale, NJ 07401	15,400	$209,000	Former offices, now being sublet.	May 31, 2011

Suite 216 The Commercial Centrel Picket Piece, Andover Hampshire, SP11 6RU United Kingdom	300	$ 5,000	Office	Month-to-month

Room F7 Worth Corner Pound Hill Crawley West Sussex RH10 7SL United Kingdom	195	$ 5,000	Office	Month-to-month

No. 008, Ninth Floor CITIC City Plaza Shennan Road Central Shenzhen China	379	$ 5,000	Office	Month-to-month

Back to Index

ITEM 3.	LEGAL PROCEEDINGS

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly. The suit seeks unspecified damages and fees. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract and violation of the antitrust laws, seeking treble damages and recovery of legal fees. On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company. Pre-trial discovery is presently scheduled to be completed in September 2007, and we expect the case may be tried in the summer or fall of 2008. The loss of all or a part of this lawsuit could have a material adverse affect on our results of operations and financial position. The Company believes that its inks do not infringe any valid U.S. patents and intends to vigorously defend these allegations of infringement. There can be no assurance, however, that the Company will be successful in its defense of this action.

In May 2005, the Company filed suit in New Jersey state court against our former insurance broker for insurance malpractice. The suit contends that the insurance broker was negligent and breached its duty of care in connection with the procurement of successive umbrella insurance policies. The suit asserts four causes of action for negligent procurement, failure to procure required coverage, breach of the standard of care, and failure to advise. The suit seeks recovery of the balance of unrecouped losses for third party damages that should have been covered under the company’s umbrella insurance coverage, but for the aforementioned negligence and breaches of duty by the insurance broker. Proceeds of this suit, if any, will be recorded in the period when received. In June 2007, certain core matters before the Superior Court of New Jersey were heard and summary judgment was rendered. One of the key rulings in the case was not in our favor. This unfavorable ruling is in the process of being appealed to the Appellate Division and is expected to be heard sometime in early calendar 2008. Our counsel on the matter has agreed to prosecute the entire appeal on a pure contingency basis.

Other than the above, as at June 30, 2007, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Back to Index

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ stock exchange under the symbol “MSII”. Prior to November 14, 2006, our common stock was listed on the American Stock Exchange under the symbol “GFX”.

The following table sets forth for the periods indicated, the high and low closing sale prices for a share of our common stock, during the relevant periods, as reported by NASDAQ and the American Stock Exchange.

Fiscal Year	Quarter Ended	High	Low

2006	September 30, 2005	$2.00	$1.63
	December 31, 2005	$2.60	$1.69
	March 31, 2006	$4.09	$2.62
	June 30, 2006	$5.89	$3.91
2007	September 30, 2006	$5.34	$4.40
	December 31, 2006	$6.66	$5.06
	March 31, 2007	$6.86	$5.20
	June 30, 2007	$6.42	$5.00

Holders

The number of holders of record of our common stock as of September 15, 2007 was 276. At that date, there were approximately 2,000 beneficial owners of our common stock.

Dividends

We have never declared any cash dividends on our common stock. Future cash dividends on the common stock, if any, will be at the discretion of our Board of Directors and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that the Board of Directors may consider important.

No shares of preferred stock are presently outstanding.

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

EXECUTIVE SUMMARY

Fiscal 2007 was a year of adjustment and strategic investment for Media Sciences.  Management recognized that the Company’s revenue growth rate was not meeting its expectations and was in fact slowing, generating disappointing results.  The Company’s opportunity for accelerated growth had created the need for more professional approaches to sales and marketing.  As a result, Management began taking significant action in mid-Fiscal 2007 with the recruitment of experienced professionals to lead the Company’s sales efforts.   Management also recognized that the Company’s future growth could be inhibited unless it developed its own xerographic manufacturing capability to reduce vendor dependency and speed product development time.  These initiatives are reflected in this report as significant sales reorganization expenses including the adjustment of channel pricing methods, and in the initial steps to create our own development and manufacturing center in China.  Management is focusing its ambitious growth strategy on these two areas, and is aggressively building the platform for the company to realize its growth potential.

During the year ended June 30, 2007 our comparative financial results were adversely impacted by certain significant, and in some cases, non-recurring items: (1) the costs of litigation; (2) costs resulting from the reorganization of our sales and marketing efforts; (3) charges associated with additions to reserves for inventory obsolescence; (4) incremental stock-based compensation expenses recognized as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R); and (5) business formation and start-up costs associated with our Asian “offshore” manufacturing operations. Collectively, these items reduced our reported net revenues by $710,000, gross profits by $917,000, pretax income by $2,774,000, net income by about $1,683,000 and earnings per share by about $0.14 fully diluted.

Litigation. During the year ended June 30, 2007 we incurred $1,182,000 of expense (about $710,000 after tax or about $0.06 per share) associated with litigation we have pending against our former insurance broker and in defense of a patent infringement suit brought by Xerox. In the former, we completed the pretrial discovery during the second half of our fiscal year ended June 30, 2007. During the second half of fiscal 2007, we also completed the majority of the pretrial discovery associated with our defense of the Xerox patent infringement litigation. In the comparative period, the year ended June 30, 2006, our costs of litigation totaled $99,000. For more information regarding our litigation, see Note 6 to the Consolidated Financial Statements.

While each case is, in and of itself, non-recurring in nature, we may from time to time become involved in legal proceedings due to the nature of our business and our competitive environment. The resulting unpredictability of our legal expenses may contribute to future volatility in our earnings, as it did in 2007.

Sales and Marketing Reorganization. Late in our fiscal second quarter of 2007, we recruited an experience sales executive in our industry to lead our growing European, Middle-East, and African (EMEA) business. During our fiscal third quarter of 2007, we recruited another experienced sales executive to lead our sales operations for the Americas. During our fiscal third quarter of 2007, a channel realignment initiative (hereafter referred to as the “Realignment”) was started by our new Vice President of Sales for the Americas. The objective of the Realignment was to address certain structural deficiencies in our distribution pricing structure. During our fiscal third quarter ended March 31, 2007, we recognized charges to our results associated with price protection granted in the form of credits for existing inventories and other one-time adjustments. During our fiscal fourth quarter ended June 30, 2007, we granted two distribution customers limited one-time return privileges. Prior to our granting these limited return privileges, the right-of-return did not exist for either client. We estimate that under these privileges that approximately $486,000 of products previously sold to these clients are likely to be ultimately returned. Due to the age of a number of the products subject to these return privileges, we estimate the value of the returned product to be

Back to Index

about $103,000. During the quarter ended June 30, 2007, we incurred $113,000 of severance costs associated with reorganization of our sales leadership. Inclusive of severance costs associated with the reorganization of our sales leadership, the Realignment and subsequently granted limited return privileges had the following collective impact on our full year 2007 operating results: (1) reduced our reported net revenues by $710,000; (2) reduced our costs of goods sold by $126,000 due to returns; (3) reduced our gross profits by $584,000; and (4) reduced our gross profit margin for the year by about 100 basis points. The Realignment also reduced our reported pretax operating income by $697,000 and our net income and earnings per share by about $419,000 and $0.04, respectively. We do not expect to incur any material future costs associated with the reorganization or realignment of our sales and marketing organizations. We do expect to realize a greater level of sales through the affected distribution channel as a result of these initiatives. The non-recurring financial impact of these reorganization efforts is summarized below:

Sales and Marketing Reorganization	Quarter Ended	Quarter Ended	Year Ended
Fiscal 2007 Impact	March 31, 2007	June 30, 2007	June 30, 2007
Net revenues	$ (224,000)	$ (486,000)	$ (710,000)
Cost of goods sold	(23,000)	(103,000)	(126,000)
Gross profit	(201,000)	(383,000)	(584,000)
Severance costs	–	(113,000)	(113,000)
Pretax income	$ (201,000)	$ (496,000)	$ (697,000)
Estimated tax benefit			278,000
Net income			$ (419,000)
Earnings per share impact – diluted			($0.04)

Inventory Reserves. During the year ended June 30, 2007, we increased our inventory obsolescence reserves by $331,000. This non-cash charge increased our cost of goods sold and reduced our reported gross profit by $331,000, reducing our reported gross margin by 150 basis points. This charge reduced our reported net income by about $199,000 or about $0.02 per share. These additional reserves were primarily related to inventories of our older and slower-moving toner-based products.

SFAS No. 123(R) Impact. Effective July 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to July 1, 2006, we had accounted for stock-based compensation awards in accordance with Accounting Principles Board (APB) Opinion No. 25. We chose to implement SFAS No. 123(R) using the modified prospective method. Under this method, periods prior to July 1, 2006 are not restated to reflect stock-based compensation using a fair value method. Accordingly, our operating results for the year ended June 30, 2007 include $483,000 of pretax non-cash stock-based compensation expense ($307,000 after tax or about $0.03 per share).

Business Formation and Start-up Costs. During the year ended June 30, 2007, we recognized about $81,000 of expenses associated with formation and start-up costs associated with our Asian “offshore” manufacturing operations. These costs reduced our reported net income by about $49,000 or about $0.004 per share.

Inclusive of the above referenced items, net revenues, cost of goods sold, gross profit, gross margin, income from operations, net income, and diluted earnings per share are the key indicators we use to monitor our financial condition and operating performance. We also use certain non-GAAP measures such as cash earnings before interest taxes, depreciation and amortization (cash EBITDA) to assess business trends and performance, and to forecast and plan future operations.  The following table sets forth the key quarterly and annual GAAP financial measures we use to manage our business (in thousands, except per share data).

Back to Index

	1st	2nd	3rd	4th	Full
Fiscal 2007	Quarter	Quarter	Quarter	Quarter	Year
Net revenues	$5,625	$6,078	$5,306	$5,509	$22,517
Cost of goods sold	$2,515	$2,533	$2,395	$2,885	$10,327
Gross profit	$3,110	$3,545	$2,911	$2, 624	$12,190
Gross margin	55.3%	58.3%	54.9%	47.6%	54.1%
Income (loss) from operations	$788	$937	$19	$(753)	$990
Operating margin	14.0%	15.4%	0.4%	(13.7)%	4.4%
Net income (loss)	$542	$625	$26	$(417)	$777
Diluted earnings (loss) per share	$0.05	$0.05	$0.00	$(0.04)	$0.07

	1st	2nd	3rd	4th	Full
Fiscal 2006	Quarter	Quarter	Quarter	Quarter	Year
Net revenues	$4,776	$5,140	$5,396	$5,961	$21,273
Cost of goods sold	$2,483	$2,578	$2,664	$2,728	$10,452
Gross profit	$2,294	$2,563	$2,732	$3,233	$10,821
Gross margin	48.0%	49.9%	50.6%	54.2%	50.9%
Income from operations	$739	$773	$840	$917	$3,269
Operating margin	15.5%	15.0%	15.6%	15.4%	15.4%
Net income	$423	$455	$502	$749	$2,128
Diluted earnings per share	$0.04	$0.04	$0.04	$0.06	$0.18

RESULTS OF OPERATIONS

Net Revenues. In fiscal 2007, consolidated net revenues increased by $1.2 million, or 6% to $22.5 million, from $21.3 million in fiscal 2006. Sales of color toner cartridges increased by about 26% over 2006 while sales of solid ink sticks increased by approximately 2%. Direct sales of supplies, through our Cadapult subsidiary, decreased by approximately 32% as we focused on building sales through our indirect distribution channels. In fiscal 2006, consolidated net revenues increased by $3.3 million, or 18% to $21.3 million. 2006 sales of color toner cartridges increased by 39% over 2005 while sales of solid ink sticks increased by approximately 18%.

As mentioned above in the Executive Summary, our net revenues during the year ended June 30, 2007 were adversely impacted by the issuance of credits associated with pricing protection and the grant of limited return privileges to several distribution customers. These non-recurring channel reorganization efforts reduced our 2007 reported revenues by approximately $0.71 million. During our fiscal fourth quarter ended June 30, 2007 we introduced several new toner-based products, which were well received by the market. As a result, we ended the 2007 year with $0.14 million of products on backorder. We had no significant backorders at June 30, 2006. Since we do not recognize revenues until orders are filled and shipped, revenues associated with these primarily new products were not recognized in the year ended June 30, 2007.

Overall, our net revenue growth in both fiscal 2007 and 2006 was driven primarily by sales from new products introduced to the market, and to a lesser extent, an increase in market share for some of our existing products, and general continued growth of the installed base of color business printers that consume products we manufacture. During fiscal 2007 and 2006, the mix of both solid ink and color toner cartridges shifted from older models to newer models and reflected the introduction of a number of new products introduced that were primarily toner-based cartridge products. This trend is expected to continue as lower color printer prices encourage migration from older slower printers with higher service costs to newer, faster color printers with lower service costs.

Back to Index

The following summarizes the products we introduced in fiscal 2007: In October 2006 we began shipping cartridges for use in the Oki C3100 and C3200. In late December 2006 we began shipping high capacity cartridges for use in the Dell® 3000cn, 3100cn and 3010cn printers. In February 2007, we began shipping standard capacity versions of these same Dell products and began shipping standard capacity cartridges for use in Epson AcuLaser® CX11N, CX11NF, and C1100 color business printers. In late March 2007, we began shipping toner cartridges for use in Dell 5100cn and Xerox 6300/6350 color business printers and 100% newly designed and manufactured solid inks for use in Xerox® Phaser® 8560/8560 MFP color business printers. In June 2007 we began shipping toner cartridges for use in the Ricoh® Aficio CL-2000, CL-3000, CL-3500 color business printers.

We expect the growth of color toner cartridge sales to continue to outpace the growth of solid ink product sales into fiscal 2008. Currently, we offer products for a very small fraction of the toner-based color laser market. According to industry data, the toner-based color business printer laser market today is about twenty-five times larger than that of the color solid ink segment. Because our business strategy focuses on alignment of our development efforts with the broader business color market, our toner sales growth has and, we expect, will continue to outpace that of our solid ink for the foreseeable future. Media Sciences currently manufactures solid ink for use in all available color business solid ink printers. As a result, until new solid ink printers are brought to market, we have no new solid ink products to develop for the color business segment. Outside the color business segment, we continue to formulate solid inks for our growing industrial marking business.

Cost of Goods Sold.

Cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight – Despite a 6% increase in net revenues between 2006 and 2007, we were able to achieve a 0.5% decrease in our cost of goods sold, exclusive of depreciation and amortization, product warranty, and shipping and freight. This decrease is attributed to a transition in our toner-based product line from very low margin versions of cartridges to higher margin cartridges, and to year-over-year yield improvements in our solid ink manufacturing. These favorable reductions in cost of goods sold were partially offset by $0.3 million of charges taken through the year to increase our reserves for inventory obsolescence, as well as increased prices of certain raw materials and their associated shipping costs. In 2006, we were able to achieve a 4% decrease in our costs of goods sold, exclusive of depreciation and amortization, product warranty, and shipping and freight, despite an 18% increase in net revenues. This decrease was attributed to substantial yield improvements in our solid ink manufacturing, and the transition in our product line from very low margin, sourced toner cartridges to Media Sciences manufactured, higher margin cartridges. In fiscal 2008, we do not expect to realize significant additional yield improvements in our solid ink production, nor do we have any further product transitions which will reduce our costs. Therefore, any further increases in raw material or inbound shipping costs may increase our product costs unless offset by other manufacturing efficiencies.

Depreciation and amortization – Depreciation and amortization associated with our manufacturing increased by $0.09 million or 17% in 2007 over 2006. These same costs increased by $0.29 million or 121% in 2006 over 2005. These increases reflect additional amortization of tool and die costs for toner cartridges developed and placed-in-service, as well as incremental depreciation and amortization associated with plant and equipment additions in 2007 and 2006. Some of the noted yield improvement associated with our solid ink manufacturing was the result of our capital spending in 2006. Manufacturing depreciation and amortization is expected to increase in fiscal 2008 due to anticipated additional investments in our plant and equipment and anticipated launches of new products for which we have incurred or expect to incur capitalized tool and die costs.

During the year ended June 30, 2007, we invested approximately $1.1 million in various fixed assets and leasehold improvements that will be depreciated and amortized over useful lives of three to seven years. During the preceding year ended June 30, 2006, we invested approximately $1.3 million in similar assets having comparable useful lives. These investments in our plant and equipment drove our greater year-over-year depreciation and amortization charges. Most of these capital expenditures were associated with manufacturing operations, which is classified as a component of cost of goods sold. Depreciation and amortization expense associated with our non-manufacturing operations is classified as a separate component of selling, general and administrative expense.

Back to Index

Product warranty – Product warranty costs declined by $0.15 million or 17% in 2007 over 2006. These same costs declined by $0.24 million or 22% in 2006 over 2005. We believe these declines are attributed to the improved quality of our products and our improved technical ability to distinguish a competitor’s products from our own and thus avoid processing warranty claims due to use of OEM or other competitive products. We believe that our substantial investments made in plant and equipment, including laboratory equipment, and in personnel, have been and will continue to be reflected in improved product quality and fewer fraudulent warranty claims. In fiscal 2008, we expect to realize some further, though much more moderate, declines in our product warranty costs.

Shipping and freight – Outbound shipping and freight cost to customers decreased by $0.02 million or 4% in 2007 over 2006. In 2006 over 2005, shipping and freight cost to customers increased by $0.28 million or 113%. The increase in 2006 shipping and freight costs is attributed to our essentially providing additional margins to our customers in 2006. In fiscal 2008, we do not expect to increase shipping and freight costs as a percentage of net revenues.

Gross Profit. 2007 consolidated gross profit increased by $1.4 million or 13% to $12.2 million from $10.8 million in 2006. In 2007, our gross margin was 54% of net revenues as compared with 51% of net revenues in 2006. This 320 basis point increase in margin is attributed to the following: (1) our transition from lower to higher margin versions of cartridges; (2) some solid ink margin enhancements resulting from manufacturing yield improvements put in-place during the preceding fiscal year; (3) a decline in revenues in our Cadapult subsidiary, which typically carry lower margins; (4) a reduction in our product warranty costs; (5) and slightly lower outbound shipping and freight costs. These improvements to our margins were partially offset by charges taken through the year to increase our reserves for inventory obsolescence and certain increases in our raw material costs and higher manufacturing depreciation and amortization costs.

2006 consolidated gross profit increased by $3.3 million or 45% to $10.8 million from $7.5 million in 2005. In 2006 our gross margin was 51% of net revenues as compared with 42% of net revenues in 2005. This 900 basis point increase in margin is attributed to substantial yield improvements in our solid ink manufacturing, a transition from low margin versions of cartridges to higher margin Clearcase and Premium cartridges, a decline in sales of low margin product in our Cadapult subsidiary, and a reduction in our product warranty costs, partially offset by higher raw materials, shipping and depreciation and amortization costs.

In fiscal 2008, we do not expect to realize significant additional yield improvements in our solid ink production, nor do we have any further product transitions which will reduce our costs. Therefore, any further increases in raw material or inbound shipping costs may decrease our margins unless offset by other manufacturing efficiencies. Further, we have in development several color toner cartridges which if launched are expected to carry margins that are lower than our overall gross margins in fiscal 2007. The impact on our margins will be a function of our sales volumes associated with these products. If we are successful with these new products, it is likely that our gross margins in 2008 may reflect some erosion.

Research and Development. Research and development spending increased by $0.7 million or 60% in 2007 over 2006. In 2006 over 2005, research and development spending increased by $0.5 million or 73%. These increases in both years were driven by our initiatives to increase product breadth through the development and launch of new products. The increases in our research and development spending were broad-based. During both years, we added new technical personnel and management to our research and development team. Also increased were research and development capital and operating expenditures as we accelerated the pace of new product development. Looking into fiscal 2008, we expect our research and development spending to increase on a year-over-year basis, but, to remain at a similar to slightly lower percentage of net revenues.

Selling, General and Administrative. Selling, general and administrative expense, exclusive of depreciation and amortization, increased by $2.9 million or 47% in 2007 over 2006. Total selling, general and administrative expense in 2006 over 2005, inclusive of depreciation, amortization and 2005 non-recurring items, increased by $1.2 million or 24%. The increase in selling, general and administrative expense in fiscal 2007 was primarily driven by the $1.2 million of costs associated with litigation pretrial activity (discussed in Note 6 to the Consolidated Financial Statements), about $0.3 million of stock-based compensation expense resulting from the adoption of SFAS No. 123(R), and the remainder mostly attributed to greater sales and marketing compensation and benefits costs, including non-recurring severance costs associated with our sales reorganization.

Back to Index

2006 selling, general and administrative expense, exclusive of depreciation, amortization and 2005 non-recurring items (loss from sublease, moving expense, and impact of variable plan accounting) increased by $1.2 million or 24% in 2006 over 2005. The increase in selling, general and administrative expense was primarily driven by greater compensation and benefits costs resulting from greater bonuses in 2006 under our performance-based pay incentives and hiring in 2006 of additional sales, marketing, and operations personnel. Selling, general and administrative expense also increased due to greater professional fee spending in 2006. In fiscal 2008, we expect to increase advertising, marketing, sales and administrative costs. However, we do expect our selling, general and administrative expenses to decline as a percent of net revenues.

Depreciation and Amortization. Non-manufacturing depreciation and amortization expense increase by $0.09 million or 39% in 2007 over 2006. The increase is attributed to leasehold improvements and IT and furniture and fixture additions, driven by staff additions over the year as well as upgrades to the Company’s IT infrastructure. In 2006 over 2005, non-manufacturing depreciation and amortization expense decreased by $0.06 million or 21%. The decrease was attributed to asset retirements made in late 2005 associated with our discontinued use of our previous Allendale, New Jersey facility. In fiscal 2008, we expect selling, general and administrative depreciation and amortization to increase over 2007 levels, however, we do expect it to grow at a slower pace than our rate of revenue growth.

Interest Expense, net. In 2007 we had net interest income of $0.06 million versus net interest expense of $0.06 million in 2006. The year-over-year decrease in interest expense was due to reduced levels of borrowing and the generation of greater interest income from our greater cash balances. 2006 interest expense decreased by $0.12 million or 69% to $0.06 million from $0.18 million in 2005. The decrease in interest expense was due to decreased borrowings, reduced borrowing costs, and greater interest income generated from our growing cash balances. In fiscal 2008, we expect our net interest expense will increase and our interest income decrease as we fund our operating and capital expenditure associated with our domestic and Asian operating plans.

Income Taxes. For the year ended June 30, 2007, we recorded an income tax expense of $0.27 million as compared with $1.09 million for the year ended June 30, 2006. For the years ended June 30, 2007 and 2006, our effective tax rate was 26% and 34%, respectively. The effective aggregate state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities. The availability of tax credits associated with manufacturing and research and development activities, as well as exclusions, such as the Extraterritorial Income Exclusion, can result in an effective rate that is lower than the statutory rate.

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

In April 2006, we initiated a thorough review of our historic tax compliance. As a result, we identified that we had not historically taken advantage of all of the credits or income exemptions for which we were entitled. Consequently, we amended a number of our prior year tax returns. Further, we implemented certain other fundamental tax planning to reduce our current and future effective tax rates. The 800 basis point decrease in effective tax rates from 2006 to 2007 reflects the current year realization of tax benefits available to us in the form of export incentives and research and experimentation credits, as well as the effect of permanent differences between our book and taxable income. We expect our consolidated effective tax rate through fiscal 2008 to be in the low to mid 30’s as a percentage of our pretax income. Our effective tax rate may decline further depending on the volume of our manufacturing outside the U.S. in lower tax jurisdictions.

Net Income. For the year ended June 30, 2007, we earned $0.8 million from operations or $0.07 per share basic and fully diluted, as compared to the year ended June 30, 2006, where we earned $2.1 million or $0.19 per share basic and $0.18 per share fully diluted. As discussed in the Executive Summary, our 2007 results were adversely impacted by five factors in fiscal 2007 that collectively reduced our comparative net income by about $1.7 million, or about $0.14 per share on a fully diluted basis.

Back to Index

For the year ended June 30, 2006, we earned $2.1 million from continuing operations or $0.19 per share basic and $0.18 fully diluted, as compared to the year ended June 30, 2005, where we earned $0.38 million from continuing operations or $0.04 per share basic and fully diluted.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended June 30, 2007, our cash and equivalents increased by $0.32 million to $1.81 million. $0.84 million of this increase was generated from operating activities; $0.59 million was from financing activities, mostly proceeds received from employees associated with option exercises, partially offset by $1.11 million of cash used in investing activities. Cash used in investing activities included the purchase of equipment, tooling and leasehold improvements in the amount of $1.11 million, representing a decrease of $0.22 million or 17% from the comparable spend of $1.33 million for the year ended June 30, 2006.

The Company generated $0.84 million of positive cash flow from operating activities for the year ended June 30, 2007 as compared with $3.43 million for the year ended June 30, 2006. The $0.84 million of cash generated by operating activities for the year ended June 30, 2007 resulted from $0.78 million of income from operations, add-back of net non-cash charges totaling $2.01 million, deduction of $0.41 million associated with excess tax benefits from stock-based compensation, and $1.54 million of cash used primarily to increase the Company’s non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant driver behind the $1.54 million increase in our non-cash working capital was the $1.68 million increase in our inventories.

During the year ended June 30, 2007, our inventory levels, net of reserves, increased by $1.35 million or 30% to $5.80 million from $4.45 million. The increase in inventories was generally due to the building of inventories associated with new product introductions and those we are preparing to launch, including the recently launched products for use in the Dell 5110cn; the Samsung CLP-500, CLP550, and CLP-510; the Xerox Phaser 6360 and 6100; and the Richo Aficio CL-2000, CL-3000, and CL-3500 color business printers.

2006 cash flows from operating activities were $3.43 million, resulting from $2.13 million of income from continuing operations and add-back of net non-cash charges totaling $1.42 million. During 2006, our inventory levels, net of reserves, increased by $1.26 million or 39% to $4.45 million at June 30, 2006. The increase in inventories was due to the increase in the number of products in our product line, increased sales, minimum order requirements necessary to secure advantageous pricing and the extended lead time from our Asian suppliers. In addition, we sought to increase certain inventory levels in order to assure an in-stock position on our products.

Our INKlusive program has generated positive cash flow since we are paid in advance for the ink to be shipped over a two year period, thus giving rise to deferred revenues. As of June 30, 2007, deferred revenue associated with the program totaled $0.84 million, a $0.29 million or 26% decrease over the June 30, 2006 balance of $1.14 million. The continued ability of the INKlusive program to generate positive cash flow through increases in deferred revenue is a function of customer acceptance of future programs and the structure of the financing of those programs.

The cash we used in investing activities for the year ended June 30, 2007 included the purchase of equipment, tooling and leasehold improvements in the amount of $1.11 million, a decrease of $0.22 million or 16% from the comparable spend of $1.33 million in fiscal 2006. The cash we used in investing activities for the year ended June 30, 2006 included the purchase of equipment, tooling and leasehold improvements in the amount of $1.33 million, a decrease of $0.37 million or 22% from the comparable spend of $1.69 million in fiscal 2005.

We have a revolving line of credit facility which provides for maximum borrowings of $3,000,000. As of June 30, 2007 and 2006, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006 we entered into agreements amending certain terms of the facility, which reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. The amendments to the facility included a modification of certain financial covenants. Borrowings bear interest at the bank’s Prime Rate (8.25% at June 30, 2007) and are payable on demand.

Back to Index

On March 17, 2006, we entered into a five-year term note with the bank in the amount of $250,000 that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal and interest of $5,054. At June 30, 2007, this note had a remaining principal balance of $196,083. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

In March 2005, we entered into a five-year term note with our bank in the amount of $500,000 that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At June 30, 2007, this note had a remaining principal balance of $275,000. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the amended revolving line of credit and the five-year term notes with the bank are subject to two amended financial covenants. At June 30, 2007 and 2006, the Company was in compliance with all of its financial covenants.

Both the amended revolving line-of-credit and the five-year term notes with the bank are subject to amended financial covenants, including monitoring a ratio of funded debt to EBITDA and EBITDA to fixed charge, as such terms are defined in the amended loan agreements.

Over the next twelve months, our operations may require additional funds and may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means. We cannot provide assurance that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict our ability to operate our business. Our failure to raise capital when needed may harm our business and operating results.

CAPITAL EXPENDITURES

We plan on various capital expenditures over the next twelve months of approximately $3.0 million. These expenditures will include toner cartridge tool and die development, evaluation printers, various quality assurance and development instruments, various leasehold improvements, and equipment, upgrades to our information technology systems. In addition, we plan to acquire certain manufacturing equipment to scale our manufacturing capability and to increase productivity. We plan to finance these expenditures from one or more of the following: existing cash, cash generated by operations, use of operating leases, debt financing, and/or equity funding.

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

Back to Index

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

Revenue Recognition

Revenue is recognized at the point of shipment and transfer of title for goods sold, provided collection is reasonably assured. Net revenues include reimbursed shipping and freight expense. Provisions for rebates, product returns and discounts to customers are recognized as reductions in determining net revenues in the same period as the related revenues are recorded. Any sales or other taxes collected from customers are not reflected in the consolidated Statements of Income but instead reflected as current obligations in the consolidated balance sheets until disbursed to the respective taxing authority.

Under our INKlusive program, we provide a customer with a business color printer or multifunction device, on-site service, and a defined, regular shipment of supplies (ink or toner), all for the cost of just the supplies. We offer this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we are paid in full for the printer and the two years of supplies. Consequently, the difference in timing between receipt of contract payment from the finance company and when the supplies are shipped gives rise to deferred revenue on our balance sheet. We amortize this deferred revenue liability and recognize revenue ratably over the contract term as we ship supplies to the customer. The current and non-current components of the deferred revenue obligation are reflected in the consolidated balance sheets.

The INKlusive program is a multi-element program. The Company recognizes revenue under this program in accordance with the provisions of EITF 00-21. Under those provisions, revenue is recognized for the printer upon shipment to the customers, while revenue for the supplies and services associated with the program are recognized equally over the contract term in proportion to product shipments.

We are not exposed to the credit risk of any individual customer in the INKlusive program.

Accounts Receivable and Allowance for Doubtful Accounts

We market our products to an international network of dealers and distributors. Credit is extended after a credit review by management, which is based on a customer's ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. Certain exports of goods we produce in the United States are insured up to 90% of face value. Media Sciences International, Inc. has no significant concentrations of credit risks and generally does not require collateral or other security from its customers.

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

Back to Index

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

Contingencies and Litigation

We are named from time to time as a party to various legal proceedings.  While we currently believe the ultimate outcome of these proceedings, will not have a material adverse effect on our financial position, the results of complex legal proceedings are difficult to predict.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (FAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. To the extent that our deferred tax assets require valuation allowances in the future, the recording of such valuation allowances, would result in an increase to our tax provision in the period in which we determine that such a valuation allowance is required.

On a quarterly basis, we provide for income taxes based upon an annual effective income tax rate. The effective tax rate is highly dependent upon the geographic composition of forecasted worldwide earnings, tax regulations governing each region, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a quarterly basis. If actual results differ from these estimates, this could have a material effect on our financial condition and results of operations.

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

In May 2005, we ceased certain sales operations under Cadapult. Specifically, we ceased all sales and service of pre-press computer graphics systems. We evaluated the goodwill resulting from the three Cadapult acquisitions and

Back to Index

determined that the goodwill resulting from those acquisitions was fully impaired. Consequently, we incurred an impairment charge of approximately $0.88 million, which is reflected in the results from discontinued operations in our statement of operations for the year ended June 30, 2005. We have completed all transitional and annual impairment tests necessary to date and concluded that no other goodwill is impaired. We have remaining net goodwill and net acquired intangible assets of approximately $3.58 million at June 30, 2007. This goodwill resulted from the acquisition of substantially all of the assets of ultraHue, Inc. in 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the Financial Accounting Standards Board (“FASB”) reached a final consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" (“EITF 07-3”). EITF Issue No. 07-3, which is effective for the Company in fiscal years beginning July 1, 2008, concludes that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The adoption of EITF 07-3 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statements of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for the Company in fiscal years beginning July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS No. 159 may have on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 is a pervasive pronouncement that defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where such measurements are allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS No. 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 establishes a "dual approach" that requires quantification of financial statement errors based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB 108 is effective for the Company in fiscal years beginning July 1, 2007. The Company currently believes the adoption of SAB 108 will not have a material impact on its financial position, results of operations and cash flows.

Back to Index

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”— an interpretation of SFAS No. 109. FIN 48 will require the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As used in this Interpretation, the term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company in fiscal years beginning July 1, 2007. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In addition, the adoption of FIN 48 will result in the reclassification of certain unrecognized tax benefits from current to non-current liabilities in the Company’s statement of financial position. The Company has completed its initial evaluation of the impact of the July 1, 2007 adoption of FIN 48 and determined that such adoption is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

The printer consumable industry is highly competitive on both a worldwide basis and a regional geographic basis. Our competitors and potential competitors range from large international original equipment printer manufacturers to numerous large and small providers of discounted remanufactured product. Our most formidable competition in the color business printer space is the incumbent original equipment printer manufacturer (OEM). Our OEM competitors include Xerox, Oki, Konica Minolta, Dell, Samsung, Ricoh and Epson. In most cases, these OEMs enjoy market shares well in excess of 95%; some with shares as high as 99%. These OEMs have certain inherent advantages due to the fact that they manufacturer the subject printers for which we produce competing solid ink and toner consumables. These OEM competitors also have much greater financial, technical, marketing, name recognition, and other resources. In addition, the OEMs can influence dealer, distributor, and ultimately customer choice through incentive and other programs that discourage sale or purchase of non-OEM products. We expect competition to increase in the future from existing competitors and a number of companies that may enter our existing or future markets. Increased competition could adversely affect our revenue and profitability through price reductions and loss of market share.

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

Back to Index

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

The highly competitive markets in which we compete can put pressure on us to reduce the prices of our products. As a result, we may not be able to maintain our historical prices and margins, which could adversely affect our business, results of operations and financial condition. We believe that competition will increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on our operating results. Decreasing prices resulting from competition and technological changes require us to sell a greater number of products to achieve the same level of net revenues and gross profit. If this occurs and we are unable to attract new customers and sell increased quantities of products, our revenue growth and profitability could be adversely affected. Any broadly-based changes to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements, and our customers adjust to, the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products.

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

Back to Index

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

We generally ship our products in from our suppliers and to our customers by common carrier, including, but not limited to Concordia, DHL, FedEx, Dacher Transport, Roadway Express, UPS Freight, United Parcel Service, and Yellow Freight. If we are unable to pass on to our customers future increases in the costs of our commercial delivery services, our profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

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

Our customer base is relatively highly concentrated. Presently, two customers account for about 31% of our entire net revenues. For the foreseeable future, we expect to continue to have a relatively highly concentrated customer base. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or delay or cancel orders, we may not be able to replace the business. Any changing, rescheduling or canceling orders by these customers may result in a

Back to Index

significant decline in our revenues and profitability. Major customers may also seek and on occasion receive pricing, payment terms or other conditions that are less favorable to us. In addition, certain customers may form strategic alliances or collaborative efforts that could result in additional complexities in managing individual customer relationships and transactions. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Back to Index

Covenants in our debt instruments could trigger a default adversely affecting our ability to execute our business plan, our ability to obtain further financing, and potentially adversely affect the ownership of our assets.

Upon the occurrence of an event of default under any of our loan agreements, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable, and terminate all commitments to extend further debt. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our debt facilities and our other indebtedness or be able to implement our business plan. If we are unable to repay our outstanding indebtedness, the bank could foreclose on all of our assets. Accordingly, the occurrence of an event of default could have a material adverse affect on our financial position, results of operations, and our viability as a going concern.

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

Our ability to generate sufficient cash flow from operations to fund our operations and product development, including the payment of cash consideration in any potential acquisitions and the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to sell assets or raise equity or debt financings when needed or on desirable terms. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations.

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

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks. Expansion into international markets is important to our long-term success, and our inexperience in the operation of our business outside the U.S. increases the risk that our international expansion efforts might not be successful.

Net revenue outside the U.S. accounted for approximately 21% of our consolidated net revenue in fiscal 2007. These non-U.S. sales are primarily concentrated in Western Europe and are expected to grow at a rate faster than our U.S. business. We opened our first office outside the U.S. in January 2005, and have only limited experience with operations outside the U.S. Expansion into international markets requires management attention and resources. These risks could harm our international expansion efforts, which would in turn harm our business and operating results.

Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and

Back to Index

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

We presently have two non-U.S. subsidiaries, Media Sciences U.K. Limited and Media Sciences Trading Ltd. (a Bermudan entity), and we expect to have others in the future. These foreign subsidiaries are organized under the laws of their respective jurisdictions. Thus, holders of our securities should not conclude that assets and interests held by such foreign subsidiaries are subject to the same protections afforded similar entities incorporated in a United States jurisdiction.

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

Back to Index

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

Our success depends, to a large extent, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, service mark, trade secret rights, and confidentiality procedures to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners with respect to our documentation and other proprietary information. Despite precautions we may take to protect our intellectual property, we can provide no assurance that third parties will not try to challenge, invalidate or circumvent these safeguards. It is possible that other companies could successfully challenge the validity or scope of our current or future patents or that our competitors may independently develop similar technology, duplicate our products, or design around patents and other intellectual property rights that we hold. We also cannot provide assurance that the rights granted under our patents or attendant to our other intellectual property will provide us with any competitive advantages, or that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States. Failure to protect our intellectual property could have a material adverse affect on our business, operating results and financial condition.

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

Back to Index

Because of technological changes in our industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain of our products, including products obtained through acquisitions, components, and business methods may unknowingly infringe existing patents of others. We attempt to ensure that products we develop or acquire, and our processes, do not infringe upon third party patents and other proprietary rights. We typically conduct as many as three independent intellectual property reviews as an integral part of our product development process: an extensive in-house review, a review by external counsel, and our key suppliers conduct their own review. Before product launch, these independent reviews are compared and reconciled. Despite these efforts, we cannot guarantee that this process will be effective in preventing the infringement of the patent rights of others.

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

On June 23, 2006, Xerox Corporation filed a lawsuit against the Company alleging Media Sciences’ solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly. The suit seeks unspecified damages and fees. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract and violation of the antitrust laws, seeking treble damages and recovery of legal fees. We believe we have meritorious defenses and counterclaims and intend to pursue them vigorously. There can be no assurance, however, that we will be successful in our defense of this action. The loss of all or a part of this lawsuit could have a material adverse affect on our financial position and results of operations.

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

We attribute most of our growth during recent years to the introduction of new products and general growth of the color work group printer market. We can provide no assurance that this market we serve will continue to grow. We also can provide no assurance that we will be successful in developing and introducing new products or that any new products we may introduce will actually increase our revenue growth rate.

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

Back to Index

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

We may incur substantial additional costs to motivate, attract, and retain key employees

As a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payments,” which began in our first quarter of fiscal 2007 (ending September 30, 2006), we recorded a charge to earnings for all equity-based compensation, such as stock options and restricted stock awards granted to employees. This requirement reduces the attractiveness of granting equity-based compensation as the expense associated with these grants will decrease our profitability. If we do not successfully attract, retain and motivate key employees as a result of these or other factors, our operating results and ability to capitalize on our opportunities may be materially and adversely affected.

In addition, regulations adopted by the NASDAQ and certain other exchanges require stockholder approval for new equity compensation plans and significant amendments to existing plans, including increases in shares available for issuance under such plans, and prohibit member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions. These regulations could make it more difficult for us to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

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

Back to Index

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

RISKS RELATED TO OUR INFORMATION TECHNOLOGY

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

Back to Index

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

From our inception in May 1987, we have made a number of strategic acquisitions. In connection with acquisitions completed prior to June 30, 2007, we recorded approximately $4.9 million as intangible assets and goodwill, of which approximately $0.4 million had been amortized and $0.9 million written off. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines and/or technologies. Our growth is dependent upon market growth, growth in market share, our ability to enhance existing products and services, and our ability to introduce new products on a timely basis.

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

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult

Back to Index

to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended June 30, 2005, we took an asset impairment charge of $0.9 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $3.6 million at June 30, 2007, so if we are required to take such additional impairment charges, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

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

Back to Index

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

If we are required to remit significant payroll taxes resulting from employee stock option exercises, it could have an adverse impact on our future financial results.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a very complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards. The adoption of the new standard in our 2007 fiscal year adversely impacted on our reported results of operations (see Note 4 to our Consolidated Financial Statements). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current financial accounting standards. This requirement did reduce our net operating cash flows and increased our net financing cash flows and will similarly affect future periods. Additionally, SFAS No. 123(R) could adversely impact our ability to provide accurate financial guidance concerning our expected results of operations on a GAAP basis due to the variability of the factors used to estimate the values of share-based payments. As a result, the adoption of this or other future new standards could negatively affect our stock price and our stock price volatility.

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

Back to Index

Failure to maintain effective internal control over financial reporting may materially adversely impact our business.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only limited assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Pursuant to the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting; as such standards may be modified, supplemented or amended from time to time. Beginning during our fiscal year ending June 30, 2008 or 2009, and annually thereafter, our Form 10-K must include a report of our management’s assessment of the adequacy of such internal control, and our independent registered public accounting firm must publicly attest to the adequacy and effectiveness of our internal controls. Ongoing compliance with these requirements is complex, costly and time-consuming. If we fail to maintain an effective internal control over financial reporting, if our management does not timely assess the adequacy of such internal controls, or if our independent registered public accounting firm does not timely attest to the evaluation, we could be subject to regulatory sanctions and the public’s perception of Media Sciences may decline and the trading price of our stock could drop significantly.

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

Back to Index

•

fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in western Europe if the Euro or Pound Sterling were to weaken significantly against the U.S. dollar;

•	the performance of our international business, which accounts for approximately 21% of our consolidated revenues;
•	changes in the mix of products and services that we sell or the channels through which they are distributed;
•	changes in our competitors’ product offerings, marketing programs and pricing policies;
•	any increased price sensitivity by our customers, particularly in the face of increased competition, including the availability of competitive illegally imported infringing product;
•	our ability to develop, introduce and market new products and initiatives, on a timely basis and whether any such new products are competitive or accepted in the market;
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

Our stock price has been volatile and has fluctuated significantly in the past and your investment in our stock could lose some or all of its value. For example, during the past twelve months, the closing sales price of our common stock has fluctuated from a high of $6.86 per share to a low of $4.40 per share. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors;
•	announcements by us or our competitors of new products, product improvements, significant contracts, commercial relationships or capital commitments;
•	the emergence of new sales or distribution channels in which we are unable to compete effectively;
•	our ability to develop and market new and enhanced products on a timely basis;
•	commencement of, or our involvement in, litigation;
•	recommendations by securities analysts or changes in earnings estimates;
•	announcements about our earnings that are not in line with analyst expectations; and
•	general economic conditions and slow or negative growth of related markets.

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

Back to Index

Our officers, directors and affiliates beneficially own approximately 26% of the outstanding shares of common stock, allowing these shareholders to influence matters requiring approval of the stockholders.

As of June 30, 2007, our officers, directors and affiliates beneficially owned shares of our common stock representing approximately 26% of our voting stock. As a result of such ownership, and potential increased ownership, by our officers and directors, other investors will have limited control over matters requiring approval by the stockholders, including the election of directors. Such concentrated control may also make it difficult for you to influence corporate matters, and our management may take actions that our stockholders do not view as beneficial.

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

Back to Index

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheet of Media Sciences International, Inc. and Subsidiaries as of June 30, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Effective July 1, 2006, the Company changed its method of accounting for stock-based compensation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Sciences International, Inc. and Subsidiaries as of June 30, 2007, and their results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia, P.C.

September 17, 2007

New York, New York

Back to Index

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheet of Media Sciences International, Inc. and Subsidiaries as of June 30, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Sciences International, Inc. and Subsidiaries as of June 30, 2006, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey

August 14, 2006

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	As of June 30,
	2007	2006

CURRENT ASSETS:
Cash and cash equivalents	$ 1,808,285	$ 1,485,399
Accounts receivable, net	2,164,826	2,387,991
Inventories, net	5,801,526	4,454,997
Taxes receivable	566,967	–
Deferred tax assets	727,349	271,970
Prepaid expenses and other current assets	253,387	371,684
Total Current Assets	11,322,340	8,972,041

PROPERTY AND EQUIPMENT, NET	2,752,223	2,580,472

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Other assets	65,672	78,627
Total Other Assets	3,649,903	3,662,858

TOTAL ASSETS	$ 17,724,466	$ 15,215,371

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ 147,118	$ 150,000
Accounts payable	1,428,379	910,853
Accrued compensation and benefits	757,116	690,153
Other accrued expenses and current liabilities	722,725	667,491
Income taxes payable	589,298	475,072
Accrued product warranty costs	192,707	230,437
Deferred revenue	603,234	740,632
Total Current Liabilities	4,440,577	3,864,638

OTHER LIABILITIES:
Long-term debt, less current maturities	323,965	464,450
Deferred rent liability	234,378	299,907
Deferred revenue, less current portion	240,893	396,620
Deferred tax liabilities	463,590	165,330
Total Other Liabilities	1,262,826	1,326,307

TOTAL LIABILITIES	5,703,403	5,190,945

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value
Authorized 1,000,000 shares; none issued	–	–
Common Stock, $.001 par value
In 2007, 25,000,000 shares authorized, 11,435,354 shares issued and outstanding
In 2006, 20,000,000 shares authorized, 11,131,363 shares issued and outstanding	11,435	11,131
Additional paid-in capital	11,136,505	10,210,132
Deferred stock-based compensation	–	(292,996)
Retained earnings	873,123	96,159
Total Shareholders' Equity	12,021,063	10,024,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,724,466	$ 15,215,371

See accompanying notes to consolidated financial statements,

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2007	2006

NET REVENUES	$ 22,517,129	$ 21,273,362

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight	8,493,864	8,535,397
Depreciation and amortization	612,561	524,935
Product warranty	724,646	873,004
Shipping and freight	496,252	519,117
Total cost of goods sold	10,327,323	10,452,453

GROSS PROFIT	12,189,806	10,820,909

OTHER COSTS AND EXPENSES:
Research and development	1,742,967	1,090,243
Selling, general and administrative, excluding depreciation and amortization	9,147,451	6,239,439
Depreciation and amortization	309,379	222,113
Total other costs and expenses	11,199,797	7,551,795

INCOME FROM OPERATIONS	990,009	3,269,114

Interest income (expense), net	60,773	(55,436)

INCOME BEFORE INCOME TAXES	1,050,782	3,213,678
Provision for income taxes	273,818	1,086,077

NET INCOME	$ 776,964	$ 2,127,601

EARNINGS PER SHARE
Basic	$ 0.07	$ 0.19
Diluted	$ 0.07	$ 0.18

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS PER SHARE
Basic	11,257,988	11,016,726
Diluted	11,675,357	11,593,114

See accompanying notes to consolidated financial statements

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional		Retained	Deferred	Total
	Common Stock		Paid-in	Treasury	Earnings	Stock-Based	Shareholders'
	Shares	Amount	Capital	Stock	(Deficit)	Compensation	Equity
BALANCES, JUNE 30, 2005	10,953,606	$10,954	$ 9,753,405	$ (112,913)	$ (2,031,442)	$ –	$ 7,620,004

Issuance of common stock for exercise of stock options	57,334	57	80,460	–	–	–	80,517
Issuance of common stock for exercise of stock warrants	175,000	175	174,825	–	–	–	175,000
Issuance of restricted stock units	–	–	314,300	–	–	(314,300)	–
Amortization of stock-based compensation	–	–	–	–	–	21,304	21,304
Cancellation of shares held in treasury and return to unissued status	(54,577)	(55)	(112,858)	112,913	–	–	–
Net income	–	–	–	–	2,127,601	–	2,127,601
BALANCES, JUNE 30, 2006	11,131,363	$11,131	$ 10,210,132	$ –	$ 96,159	$ (292,996)	$ 10,024,426

Issuance of common stock for exercise of stock options	258,991	259	302,330	–	–	–	302,589
Issuance of common stock for exercise of stock warrants	25,000	25	24,975	–	–	–	25,000
Vested restricted stock units	20,000	20	(20)	–	–	–	–
Reclassifaction of deferred stock-based compensation upon adoption of SFAS No. 123(R)	–	–	(292,996)	–	–	292,996	–
Stock-based compensation	–	–	484,450	–	–	–	484,450
Tax benefit of stock-based compensation	–	–	407,634	–	–	–	407,634
Net income	–	–	–	–	776,964	–	776,964
BALANCES, JUNE 30, 2007	11,435,354	$11,435	$ 11,136,505	$ –	$ 873,123	$ –	$ 12,021,063

See accompanying notes to consolidated financial statements

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 776,964	$ 2,127,601
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	936,384	747,048
Deferred income taxes	(157,119)	449,171
Tax benefit from stock-based compensation	407,634	–
Provision for inventory obsolescence	330,554	114,557
Provision for bad debts	12,843	35,159
Non-cash and stock-based compensation expense	482,890	78,238
Excess tax benefits from stock-based compensation	(407,634)	–
Changes in operating assets and liabilities :
Accounts receivable	210,322	(247,638)
Inventories	(1,675,523)	(1,373,231)
Taxes receivable	(566,967)	–
Prepaid expenses and other assets	131,252	(77,578)
Accounts payable	517,526	(344,068)
Accrued compensation and benefits	66,963	561,740
Other accrued expenses and current liabilities	17,504	592,176
Income taxes payable	114,226	474,777
Deferred rent liability	(65,529)	(42,081)
Deferred revenue	(293,125)	329,981
Net cash provided by operating activities	839,165	3,425,852

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,108,135)	(1,326,203)
Net cash used in investing activities	(1,108,135)	(1,326,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank line of credit, net	–	(1,620,233)
(Repayment) borrowing of long-term debt	(143,367)	139,450
Excess tax benefits from stock-based compensation	407,634	–
Proceeds from issuance of common stock, net	327,589	255,517
Net cash provided by (used in) financing activities	591,856	(1,225,266)

NET INCREASE IN CASH AND CASH EQUIVALENTS	322,886	874,383

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,485,399	611,016

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,808,285	$ 1,485,399

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 39,524	$ 54,811
Income taxes paid	$ 585,575	$ 58,368

See accompanying notes to consolidated financial statements

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation – The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries, collectively referred to as the “Company”, “Media Sciences”, “we” or “our,” and have been prepared in United States dollars, and in accordance with accounting principles generally accepted in the United States (“GAAP”). Unless otherwise indicated, references in the consolidated financial statements and these notes to 2007 and 2006 are to Media Science’s fiscal years ended June 30, 2007 and 2006, respectively.

Nature of Business and Principles of Consolidation ( Media Sciences International, Inc. is a holding company which conducts its business through its operating subsidiaries. The Company is a manufacturer of business color printer supplies, which the Company distributes through an international network of dealers and distributors and directly to end users in the United States through various programs. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares. If the Company had any variable interest entities in which the Company bore a majority of the entities’ potential losses or stood to benefit from the entities’ expected returns, it would also consolidate such entities. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and Uncertainties ( The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates and assumptions made in the preparation of the financial statements relate to revenue recognition, accounts receivable reserves, inventory reserves, income taxes, product warranty costs and certain accrued expenses. Actual results, as determined at a later date, could differ from those estimates.

Reclassifications ( Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

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

Inventories – Inventories, consisting of materials, labor, manufacturing overhead, and associated in-bound shipping and freight costs, are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials, if any, are recognized as current period charges.  The Company reviews the adequacy of its inventory reserves on a quarterly basis.  Additions to inventory reserves are recognized as current period charges to cost of goods sold. The Company writes down inventory based on forecasted demand and technological obsolescence.  These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements.  Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Property and Equipment – Property and equipment are reported at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are three to seven years for furniture, equipment, automobiles, tooling and molds. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction in progress is not depreciated until the assets are placed in service. Depreciation and amortization associated with the Company’s manufacturing operations, including tooling and molds, are classified in the consolidated statements of income as components of cost of goods sold. All other depreciation and amortization is classified as a component of selling, general and administrative expense.

Impairment of Long-Lived Assets – The Company evaluates the carrying value of its long-lived assets with finite lives whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset.  No impairment adjustments to long-lived assets were made during the years ended June 30, 2007 or 2006.

Goodwill and Other Intangible Assets – As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and is not amortized but subject to impairment testing annually, or earlier if indicators of potential impairment exist, using a two-step process. The first is to identify any potential impairment by comparing the carrying value of reporting units to their fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. Reporting unit fair value is estimated using the income approach, which assumes that the value of a reporting unit can be computed as the present value of the assumed future returns of an enterprise discounted at a rate of return that reflects the riskiness of an investment.  Purchased technology, patents, trademarks and other intangible assets with finite lives are presented at cost, net of accumulated amortization.  Intangible assets with finite lives are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144.  We completed our annual impairment test necessary as of June 30, 2007 and June 30, 2006 and concluded that no goodwill was impaired at the end of either reporting period.

Contingencies and Litigation -- The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made in the period in which it becomes probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. With respect to litigation, the Company assesses the adequacy of any loss provisions based on the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Based on experience, the Company believes that damage amounts claimed in the specific matters are not a meaningful indicator of the Company’s potential liability. Litigation is inherently unpredictable. Accordingly, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of a contingency or because of the diversion of management’s attention and the creation of significant expenses (see Note 6 “Commitments, Litigation and Contingencies”).

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company invests its cash indirectly in a variety of money-market instruments, including, but not limited to, commercial paper, repurchase agreements, variable rate obligations, certificates of deposit, United States Treasury and agency securities. The Company also maintains cash balances with financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At various times during the year, such balances do exceed the FDIC limit. The Company has not experienced any credit losses with respect to its cash and cash equivalent assets.

Concentration of credit risk with respect to all trade receivables is considered to be limited due to the quantity and diversity of customers comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral to secure accounts receivable. When considered appropriate, the Company may utilize letters of credit or other means to mitigate credit risk. For its U.S. manufactured solid ink product, the Company maintains credit insurance, where available, on its foreign receivables through government sponsored programs. Non-U.S. manufactured products, including the Company’s current line of toner-based products, are not covered under this same export insurance. The Company maintains an allowance for potential credit losses based upon expected collectibility of all accounts receivable.

Vendor Concentrations – In 2007, two vendors represented 24% of our cost of goods sold, with no single vendor accounting for more than 13%. In 2006, three vendors represented 42% of our cost of goods sold, with no single vendor accounting for more than 20%.

Major Customers – In 2007, two customers represented 17% and 14% of the Company’s net revenues and 29% and 21%, respectively, of accounts receivable at June 30, 2007. In 2006, these same large customers each represented 14% of the Company’s net revenues.

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

Revenue Recognition – Revenue is recognized at the point of shipment and transfer of title for goods sold, provided collection is reasonably assured. Net revenues include $95,000 and $93,000 of reimbursed shipping and freight expense for 2007 and 2006, respectively. Provisions for rebates, product returns and discounts to customers are recognized as reductions in determining net revenues in the same period as the related revenues are recorded. Any sales or other taxes collected from customers are not reflected in the consolidated statements of income, but instead are reflected as current obligations in the consolidated balance sheets until disbursed to the respective taxing authority.

Under the INKlusive program, the Company provides a customer with a business color printer or multifunction device, on-site service and a defined, regular shipment of supplies (ink or toner), all for the cost of just the supplies. We offer this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we are paid in full for the

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

printer and the two years of supplies. Consequently, the difference in timing between receipt of contract payment from the finance company and when the supplies are shipped gives rise to a deferred revenue liability on our balance sheet. The Company amortizes this deferred revenue liability and recognizes revenue ratably over the contract term as the Company ships supplies to the customer. At June 30, 2007 and 2006, the deferred revenue liability totaled $844,000 and $1,137,000, respectively. The current and non-current components of the deferred revenue obligation are reflected in the consolidated balance sheets.

The INKlusive program is a multi-element program. The Company recognizes revenue under this program in accordance with the provisions of EITF 00-21. Under those provisions, revenue is recognized for the printer upon shipment to the customers, while revenue for the supplies and services associated with the program are recognized equally over the contract term in proportion to product shipments.

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

Deferred Rent Liability – Rent expense related to operating leases where scheduled rent increases exist is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is included in deferred rent liability on the accompanying consolidated balance sheets.

Shipping and Freight – Shipping and freight costs are included as a separate captioned component of cost of goods sold in the consolidated statements of income and represent out-bound costs incurred to ship goods to customers. These amounts exclude in-bound shipping and freight expense associated with acquired raw materials and finished goods, which are included in cost of goods sold. Reimbursements by customers of out-bound shipping and freight expense are included in net revenues.

Research and Development – Research and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For 2007 and 2006, our research and product development costs were $1,743,000 and $1,090,000, respectively.

Advertising Expense – Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at June 30, 2007 and 2006 totaled approximately $10,000 and $14,000, respectively. Advertising expense for 2007 and 2006 amounted to approximately $1,006,000 and $1,008,000, respectively.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Employee Benefit Plan – We maintain a 401(k) savings/retirement plan for all eligible, as defined, employees. The plan allows for employee contributions to be matched by the Company. Our contributions for 2007 and 2006 were $39,000 and $42,000, respectively.

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

Accounting for Stock-Based Compensation Plans – Prior to July 1, 2006, the Company applied the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, a non-cash, stock-based compensation expense was recognized for any options issued where the grant date market price exceeded the option exercise price. The charge for such options equalled the number of option shares multiplied by the excess of the grant date market price over the exercise price. Under APB Opinion No. 25, any such expense was amortized over the vesting period of the option. Beginning July 1, 2006, the Company has accounted for stock-based compensation using the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.  The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during fiscal year 2007, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method under SFAS No. 123 been applied since the effective date of SFAS No. 123 for the pre-fiscal 2007 year grants and under SFAS No. 123(R) for the fiscal year 2007 grants.

Recent Accounting Pronouncements – In June 2007, the Financial Accounting Standards Board (“FASB”) reached a final consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" (“EITF 07-3”). EITF Issue No. 07-3, which is effective for the Company in fiscal years beginning July 1, 2008, concludes that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The adoption of EITF 07-3 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for the Company in fiscal years beginning July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS No. 159 may have on our consolidated financial position, results of operations and cash flows.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements (continued) – In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 is a pervasive pronouncement that defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where such measurements are allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS No. 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 establishes a "dual approach" that requires quantification of financial statement errors based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB 108 is effective for the Company in fiscal years beginning July 1, 2007. The Company currently believes the adoption of SAB 108 will not have a material impact on its financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”— an interpretation of SFAS No. 109. FIN 48 will require the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As used in this Interpretation, the term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company in fiscal years beginning July 1, 2007. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In addition, the adoption of FIN 48 will result in the reclassification of certain unrecognized tax benefits from current to non-current liabilities in the Company’s statement of financial position. The Company has completed its initial evaluation of the impact of the July 1, 2007 adoption of FIN 48 and determined that such adoption is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Earnings Per Share – Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding as adjusted for the incremental shares attributable to the assumed exercise of outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of the basic and diluted earnings per common share:

	Year Ended June 30,
	2007	2006
Numerator for basic and diluted:
Net income (a)	$ 776,964	$ 2,127,601

Denominator :
For basic earnings per common share - weighted average shares outstanding	11,257,988	11,016,726
Effect of dilutive securities - stock options, restricted stock units and warrants	417,369	576,388
For diluted earnings per common share - weighted average shares outstanding adjusted for assumed exercises	11,675,357	11,593,114

Basic earnings per share	$ 0.07	$ 0.19

Diluted earnings per share	$ 0.07	$ 0.18

(a)

Net income for the year ended June 30, 2007 includes $307,138 of stock-based compensation expense, net of tax benefits.  Net income for the year ended June 30, 2006 includes $12,795 of stock-based compensation expense, net of tax benefits.  Stock-based compensation expense reduced reported basic and diluted earnings per share by $0.03 and $0.00 per share for the years ended June 30, 2007 and 2006, respectively.

The following warrants and options to purchase common stock were excluded from the computation of diluted earnings per share for the years ended June 30, 2007 and 2006 because their exercise price was greater than the average market price of the common stock for those periods:

	Year Ended June 30,
	2007	2006
Anti-dilutive warrants and options	212,124	59,117

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – FINANCIAL STATEMENT COMPONENTS:

CONSOLIDATED BALANCE SHEETS

		As of June 30,
		2007	2006
Accounts receivable, net
Accounts receivable, gross		$ 2,224,826	$ 2,447,991
Allowance for doubtful accounts		(60,000)	(60,000)
		$ 2,164,826	$ 2,387,991
Inventories, net of reserves
Raw materials		$ 2,357,471	$ 1,797,388
Finished goods		3,889,166	2,772,166
Less: reserves for obsolescence		(445,111)	(114,557)
		$ 5,801,526	$ 4,454,997

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$ 1,861,414	$ 1,373,924
Furniture and fixtures	7 years	565,398	610,808
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 – 10 years	859,448	767,470
Tooling and molds	3 years	2,522,217	2,164,998
Construction-in-progress (tooling and die)		402,461	185,536
		6,241,372	5,133,170
Less: Accumulated depreciation and amortization		3,489,149	2,552,698
		$ 2,752,223	$ 2,580,472

Goodwill and other intangible assets, net
Goodwill		$ 3,965,977	$ 3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$ 3,584,231	$ 3,584,231

NOTE 3 – DEBT:

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

Year Ended June 30,
	2007	2006
Bank term notes	$ 471,083	$ 614,450
Less: current maturities	$ 147,118	$ 150,000
Long-term debt	$ 323,965	$ 464,450

We have a revolving line of credit facility which provides for maximum borrowings of $3,000,000. As of June 30, 2007 and 2006, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006 we entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Loan Document Amendments”). The Loan Document Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. The Loan Document Amendments also modified certain financial covenants. Borrowings bear interest at the bank’s Prime Rate (8.25% at June 30, 2007) and are payable on demand.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT (Continued):

On March 17, 2006, we entered into a five-year term note with the bank in the amount of $250,000 that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal and interest of $5,054. At June 30, 2007, this note had a remaining principal balance of $196,083. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

In March 2005, we entered into a five-year term note with the bank in the amount of $500,000 that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At June 30, 2007, this note had a remaining principal balance of $275,000. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the amended revolving line of credit and the five-year term notes with the bank are subject to amended financial covenants, including monitoring a ratio of funded debt to EBITDA and EBITDA to fixed charge, as such terms are defined in the Loan Document Amendments. At June 30, 2007 and 2006, the Company was in compliance with all of its financial covenants.

Scheduled payments due on long-term debt for the next five years and thereafter are as follows as of June 30, 2007:

Debt
Year Ending June 30,	Maturities
2008	$ 147,118
2009	150,883
2010	129,969
2011	43,113
2012	–
Aggregate future maturities of long-term debt	$ 471,083

NOTE 4 – STOCK-BASED COMPENSATION:

The Company elected to adopt the provisions of SFAS No. 123 (R) effective as of July 1, 2006 by using the modified prospective application method.  Under this transition method, compensation cost recognized for the year ended June 30, 2007 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Previously reported amounts have not been restated.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

The effect of recording stock-based compensation for the year ended June 30, 2007 was as follows:

Year ended June 30, 2007
Stock-based compensation expense by type of award:
Employee stock options (a)	$ 196,790
Non-employee director stock options	220,507
Employee restricted stock units (b)	67,153
Amounts capitalized in inventory	(1,560)
Total stock-based compensation expense	$ 482,890
Tax effect of stock-based compensation recognized	(175,752)
Net stock-based compensation expense recognized in 2007	$ 307,138

Excess tax benefit effect on:
Cash flows from operations	$ (407,634)
Cash flows from financing activities	$ 407,634
Effect on earnings per share:
Basic	$ 0.03
Diluted	$ 0.03

(a)

Includes the recognition of $117,625 of stock-based compensation expense ($74,104 after tax) associated with accelerated vesting of options granted to an employee covering 50,000 shares. The Company’s Board of Directors approved this acceleration of vesting associated with termination of the individual’s employment with the Company.

(b)	Stock-based compensation expense of $90,881 would have been recorded under the provisions of APB No. 25.

In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The transition method provided by FSP 123(R)-3 has been adopted in the calculation of the initial pool of excess tax benefits and will be applied in determining the subsequent impact on our APIC pool and our consolidated statements of cash flows for the tax effects associated with employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123(R).

Effective July 1, 2006, $292,996 of deferred stock-based compensation, separately recorded as a reduction to stockholders’ equity, was reclassified as a reduction of additional paid-in capital in connection with the adoption of SFAS No. 123(R).

As of July 1, 2006, the Company had an unrecorded deferred stock-based compensation balance of $409,872 after estimated forfeitures. As of June 30, 2007, the unrecognized stock-based compensation balance was $801,552 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 2.6 years.

During the year ended June 30, 2007, the Company granted 222,124 stock options with an estimated total grant-date fair value of $559,295 after estimated forfeitures. During the same period, the Company granted 44,159 shares of restricted stock with a grant date fair value of $234,706 after estimated forfeitures.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

Pre-Adoption Pro-Forma Disclosure. The Company’s pro forma disclosure for the year ended June 30, 2006, the year prior to the adoption of SFAS No. 123(R), determined as if the Company had accounted for employee stock options under the fair value method of SFAS 123, is as follows:

Year Ended June 30, 2006
Net income as reported	$ 2,127,601
Stock-based employee compensation expense under fair value method, net of related tax effects	(131,486)
Pro forma net income	$ 1,996,115

Basic earnings per share:
As reported	$ 0.19
Pro forma	$ 0.18

Diluted earnings per share:
As reported	$ 0.18
Pro forma	$ 0.17

On May 9, 2006, the Board of Directors approved the acceleration of vesting of certain non-executive stock option awards of 1,000 shares or less. Options to purchase 17,350 shares of common stock, or about 7% of the outstanding unvested options, were subject to the acceleration. The weighted average exercise price of the options that were accelerated was $2.55. Concurrent with this vesting acceleration, the Board of Directors also approved eliminating, effective July 1, 2006, the Company’s prior policy of granting all new employees stock options covering 1,000 shares at an exercise price established at the close of trading on the employees’ first day of employment. Before the acceleration, these stock option awards would have vested at the employee’s first anniversary date. The purpose of these Board actions was to help simplify the Company’s adoption of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) effective July 1, 2006. Upon adoption of SFAS No. 123(R) the Company will be required to expense the fair value of employee stock options and other stock-based compensation over the service period of the grant. The accelerated vesting had no effect on the Company’s 2006 net income reported in the consolidated statement of operations. This action reduces the Company’s future stock-based compensation expense by approximately $17,000. The effect of the acceleration is included in the 2006 stock-based compensation expense reflected in the pro-forma information above.

Valuation Assumptions. In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions.  The Company estimates the fair value of stock options using a Black-Scholes option-pricing model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin (“SAB”) No. 107. For the Company’s prior period pro forma disclosures of net income, stock-based employee and director compensation was determined under a fair value method as prescribed by SFAS No. 123.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions without regard to estimated forfeitures:

	Year Ended June 30,
	2007	2006

Risk-free interest rate	4.6%	3.9% - 5.1%
Dividend yield	0.0%	0.0%
Expected stock price volatility	57%	12-65%
Average expected life of options	5 years	8 years

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

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

Given the Company’s relatively limited experience as a public entity, the Company has for now adopted the simplified method suggested by the SEC in Staff Accounting Bulletin (“SAB”) No. 107 for determining the expected life of the options. Under this method, the Company calculates the expected term of an option grant by averaging its vesting and contractual term. The Company estimates its applicable risk-free rate based upon the yield of U.S. Treasury securities having maturities similar to the estimated term of an option grant, adjusted to reflect it’s continuously compounded “zero-coupon” equivalent.

Prior to the adoption of SFAS No. 123(R), the Company used a variety of methods to estimate its expected volatility, expected term and risk-free rate assumptions.

Equity Incentive Program. The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program presently consists of two plans (the “Plans”): the Company's 1998 Incentive Stock Plan (the “1998 Plan”) and the Company’s 2006 Incentive Stock Plan (the “2006 Plan”). Under both Plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. The stock options (which may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) entitle the holder to purchase shares of the Company’s common stock for up to ten years from the date of grant (five years for persons owning more than 10% of the total combined voting power of the Company) at a price not less than the fair market value (110% of fair market value for persons owning more than 10% of the combined voting power of the Company) of the common stock on the date of grant. In general, any employee, director, officer or exclusive agent of, or advisor or consultant to, the Company or a related entity, is eligible to participate in the Plan. Vesting periods, if any, are determined by the Board of Directors. The outstanding option grants vest over periods not exceeding five years. The stock options are nontransferable, except upon death.

Under our equity incentive program, stock options generally have a vesting period of three to five years, are exercisable for a period not to exceed ten years from the date of issuance and are not granted at prices less than the fair market value of our common stock at the grant date.  Restricted stock units may be granted with varying service-based vesting requirements.

Under the Company’s 1998 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of June 30, 2007, 67,509 common shares remain available for future issuance under the 1998 Plan. Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of June 30, 2007, no common shares had been issued under the 2006 Plan.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

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

During the year ended June 30, 2003, the Company granted its Chief Executive Officer five-year stock options to purchase up to 500,000 shares that are exercisable at $1.00 per share and expire in June 2008. Options to purchase 250,000 shares vested immediately and options to purchase an additional 250,000 shares vested ratably over the period from July 1, 2003 through June 30, 2005. Through the year ended June 30, 2007, options covering 150,000 shares were exercised for net proceeds to the Company of $150,000.

During the year ended June 30, 2004, the Company granted each of two employees ten-year stock options to purchase up to 100,000 shares, which are exercisable at $1.06 per share. Options to purchase 50,000 shares each vested immediately and options to purchase an additional 50,000 shares each vested ratably over the period from May 24, 2004 through May 23, 2006. During 2005, one employee executed a cashless exercise of 50,000 options for which the Company received 25,090 shares of common stock with a fair value of $53,000, and the company received no cash proceeds. 50,000 options for that same employee were cancelled upon the termination of his employment.

During the year ended June 30, 2005, the Company granted an employee ten-year stock options to purchase up to 100,000 shares, which are exercisable at $1.60 per share and expire in June 2015. The options vest ratably, on an annual basis, over the period from June 6, 2005 through June 5, 2010. On September 29, 2006, options covering 15,000 shares were exercised for net proceeds to the Company of $24,000.

During the year ended June 30, 2006, the Company granted an employee ten-year stock options to purchase up to 100,000 shares, which are exercisable at $1.65 per share and expire in August 2015. Options to purchase 50,000 shares were originally scheduled to vest ratably, on an annual basis, over the period from August 9, 2005 through August 8, 2010. Options to purchase the remaining 50,000 shares were originally scheduled to vest fully upon relocation. The option grant was modified by an agreement dated March 31, 2006 between the Company and the employee. As modified, stock options to purchase 50,000 shares of common stock became fully vested as of April 2006, and the other stock options were forfeited. During the year ended June 30, 2007, options covering 50,000 shares were exercised for net proceeds to the Company of $82,500.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price

Balance outstanding at June 30, 2005	1,111,543	$1.29
Year ended June 30, 2006:
Options granted	311,352	2.49
Options exercised	(57,334)	1.40
Options cancelled/expired/forfeited	(105,000)	1.82
Balance outstanding at June 30, 2006	1,260,561	$1.54
Year ended June 30, 2007:
Options granted	222,124	6.05
Options exercised	(258,991)	1.17
Options cancelled/expired/forfeited	(35,000)	1.62
Balance outstanding at June 30, 2007	1,188,694	$2.46

The options outstanding and exercisable at June 30, 2007 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.43 to $0.85	55,700	3.54	.55	$ 296,881	55,700.55		$ 296,881
$1.00 to $2.00	681,018	3.79	1.24	3,158,284	545,935	1.28	2,511,301
$2.01 to $6.33	451,976	7.23	4.53	610,168	227,850	3.97	435,194
	1,188,694	5.08	$2.46	$ 4,065,333	829,485	$1.97	$ 3,243,376

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.88 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of “in-the-money” options exercisable as of June 30, 2007 was 759,485.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the year ended June 30, 2007 and 2006 was $3.22 and $1.94 per share, respectively.

The total intrinsic value of options exercised during the years ended June 30, 2007 and 2006 was $1,158,499 and $104,382, respectively.  The total cash received from employees as a result of employee stock option exercises during the years ended June 30, 2007 and 2006 was $302,589 and $28,268, respectively.  In connection with these exercises, the tax benefits realized by the Company for the years ended June 30, 2007 and 2006 were $435,647 and $40,093, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

Restricted Stock Units. During the year ended June 30, 2007, the Company’s Board of Directors approved the grant of 34,159 shares of restricted stock units to selected employees and 10,000 shares to a non-employee.  These restricted stock units generally vest in equal installments on the first and second anniversaries of the grant date.  The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award.  The total grant date fair value of the restricted stock units granted during the year ended June 30, 2007 was $234,706 after estimated forfeitures.  Stock-based compensation cost for restricted stock units for the year ended June 30, 2007 was $67,153.

As of June 30, 2007, there was $373,713 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 2.2 years.

During 2006, the Company granted 80,000 shares of restricted stock to members of the Company’s senior management, concurrent with their start of employment.  For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. These restricted stock grants generally vest in equal installments over three to five years from the date of grant.  The Company recorded the $314,300 value of these restricted stock grants as a component of stockholders’ equity and will amortize that amount to compensation expense over the service period.  The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award.  Amortization expense for these awards for 2006 was $21,304. $11,400 was included in selling, general and administrative expense.  The remaining $9,900 was included in research and development expense. These restricted stock units were included in the calculation of diluted earnings per share utilizing the treasury stock method.

All restricted stock grants are approved by the Compensation Committee of the Board of Directors.

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2005	–	$ –	$ –
Year ended June 30, 2006:
Restricted stock units granted	80,000	314,300	3.93
Restricted stock units vested	–	–	–
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at June 30, 2006	80,000	$ 314,300	$ 3.93

Year ended June 30, 2007:
Restricted stock units granted	44,159	258,803	5.86
Restricted stock units vested	(20,000)	(78,700)	3.94
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at June 30, 2007	104,159	$ 494,403	$ 4.75

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHAREHOLDERS’ EQUITY:

Warrants. In June 2001, the Company issued 200,000 warrants to purchase its common stock at $1.00 per share in consideration for consulting services. In July 2004, 75,000 warrants were exercised for net proceeds to the Company of $75,000. In August 2005, 25,000 warrants were exercised for net proceeds to the Company of $25,000. In March 2006, 75,000 warrants were exercised for net proceeds to the Company of $75,000. In April 2006, the remaining 25,000 warrants associated with this issuance were exercised for net proceeds to the Company of $25,000.

In June 2002, the Company issued 87,500 warrants to purchase its common stock at $1.00 per share in connection with notes payable entered into at that time. The warrants were valued at $43,400 and expire in June 2007. In May 2005, 12,500 warrants were exercised for net proceeds to the Company of $12,500. In 2006, 50,000 warrants were exercised for net proceeds to the Company of $50,000. In May 2007, 25,000 warrants were exercised for net proceeds to the Company of $25,000.

The Company had no remaining outstanding warrants at June 30, 2007.

Common Stock. At our Annual Meeting of Stockholders held on December 14, 2006, our stockholders approved a proposal to increase our authorized shares of common stock from 20,000,000 shares to 25,000,000 shares by amendment to our Certificate of Incorporation. On June 27, 2007, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Certificate of Incorporation to reflect the approved increase in our authorized capital.

Treasury Stock. On February 7, 2006, the Board of Directors voted to cancel 54,577 shares of treasury stock. This action had no impact on total shareholders’ equity. The treasury stock was cancelled and returned to unissued status.

Preferred Stock. The Company’s Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock. The Board of Directors is authorized to issue shares of Preferred Stock from time to time in one or more series and to establish and designate any such series and to fix the number of shares and the relative conversion rights, voting rights, terms of redemption and liquidation. In December 1999, the Board authorized the issuance of up to 1,000,000 shares of Series A Preferred Stock. No preferred shares were outstanding at June 30, 2007 or 2006.

NOTE 6 – COMMITMENTS, LITIGATION AND CONTINGENCIES:

Litigation – On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly. The suit seeks unspecified damages and fees. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract and violation of the antitrust laws, seeking treble damages and recovery of legal fees. On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company. Pre-trial discovery is presently scheduled to be completed in September 2007, and we expect the case may be tried in the summer or fall of 2008. The loss of all or a part of this lawsuit could have a material adverse affect on our results of operations and financial position. The Company believes that its inks do not infringe any valid U.S. patents and intends to vigorously defend these allegations of infringement. There can be no assurance, however, that the Company will be successful in its defense of this action.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS, LITIGATION AND CONTINGENCIES (CONTINUED):

In May 2005, the Company filed suit in New Jersey state court against our former insurance broker for insurance malpractice. The suit contends that the insurance broker was negligent and breached its duty of care in connection with the procurement of successive umbrella insurance policies. The suit asserts four causes of action for negligent procurement, failure to procure required coverage, breach of the standard of care, and failure to advise. The suit seeks recovery of the balance of unrecouped losses for third party damages that should have been covered under the Company’s umbrella insurance coverage, but for the aforementioned negligence and breaches of duty by the insurance broker.

Proceeds of this suit, if any, will be recorded in the period when received. In June 2007, certain core matters before the Superior Court of New Jersey were heard and summary judgment was rendered. One of the key rulings in the case was not in our favor. This unfavorable ruling is in the process of being appealed to the Appellate Division and is expected to be heard sometime in early calendar 2008. Our counsel on the matter has agreed to prosecute the entire appeal on a pure contingency basis.

Other than the above, as at June 30, 2007, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business.

Leases – We lease our premises under operating lease agreements which expire through 2011 and equipment under operating leases that expire through 2013.

On July 27, 2005, we entered into an equipment lease line of credit with our bank. The bank holds title to the equipment leased under the facility. In December 2005, we entered into an operating lease under this line, that requires monthly payments of $3,453, for 72 months. In September 2006, the Company entered into an additional operating lease under this facility, that requires monthly payments of $10,621, for 72 months.

Future minimum lease payments are as follows:

	Operating	Sublease	Net Lease
Year Ending June 30,	Leases	Rents	Obligation
2008	$ 743,922	232,300	511,622
2009	729,842	232,300	497,542
2010	507,604	232,300	275,304
2011	411,471	212,942	198,529
2012	144,714	–	144,714
Thereafter	21,242	–	21,242
Total future minimum lease payments	$2,558,795	909,842	1,648,953

Rent expense was $401,435 net of $232,300 of sublease rents for the year ended June 30, 2007 and $360,396 net of $220,093 of sublease rents for the year ended June 30, 2006.

Employment Agreement – On July 1, 2003, the Company entered into a five-year employment agreement with its Chief Executive Officer for a base salary of $200,000 per annum, subject to certain adjustments. Effective July 1, 2007, the Board of Directors approved an increase in the Chief Executive Officer’s base salary to $250,000.

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

Changes in accrued product warranty for the years ended June 30, 2007 and 2006 are as follows:

	Year Ended June 30,
	2007	2006
Warranty reserve at the beginning of the year	$ 230,437	$ 291,733

Warranties accrued during the period	724,646	873,004
Warranties settled during the period	(762,376)	(934,300)
Net change in warranty reserve	(37,730)	(61,296)

Warranty reserve at the end of the year	$ 192,707	$ 230,437

NOTE 8 – INCOME TAXES:

The components of income taxes are summarized as follows:

	Year Ended June 30,
	2007	2006
Current:
Federal	$ 217,844	$ 599,736
State	84,122	27,301
Foreign	13,873	9,869
Total Current	$ 315,839	$ 636,906
Deferred:
Federal	(138,018)	328,310
State	95,997	120,861
Foreign	–	–
Total Deferred	(42,021)	449,171
Income tax provision	$ 273,818	$ 1,086,077

A reconciliation of the total income tax provision provided at the federal statutory rate (34%) to income tax provision is as follows:

	Year Ended June 30,
	2007	2006
Expected income tax provision	$ 357,265	$ 1,092,646
State income taxes (net of federal benefit)	47,523	97,787
State valuation allowance	71,356	–
Export and manufacturing incentives	(53,025)	(77,004)
Net operating losses not previously benefitted	(106,282)	–
Other (including permanent differences)	(43,019)	(27,352)
	$ 273,818	$ 1,086,077

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES (CONTINUED):

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of June 30,
	2007	2006
Deferred tax assets:
Accounts receivable	$ 196,446	$ 29,424
Inventories	258,821	105,523
Deferred compensation	108,367	95,758
Deferred rent liability	81,822	106,534
Accruals and reserves	136,792	40,741
Net operating loss carry-forwards	91,924	163,096
Federal and state credits	195,477	76,532
Total deferred tax assets	$ 1,069,649	$ 617,608

Valuation allowance	(115,098)	–

Deferred tax liabilities:
Fixed assets	$ (446,584)	$ (195,517)
Intangible assets	(244,208)	(315,451)
Total deferred tax liabilities	$ (690,792)	$ (510,968)

Net deferred tax assets	$ 263,759	$ 106,640

At June 30, 2007, the Company has available state net operating loss carry-forwards of approximately $1,500,000 which will begin to expire in the years ending June 30, 2008 through June 30, 2014.

The Company has recorded a valuation allowance of approximately $42,000 related to state NOL and other credit carryforwards directly against additional paid-in capital. If the realizability of the associated deferred tax assets becomes more likely than not in the future, the release of the corresponding valuation allowance will be directly credited to additional paid-in capital.

NOTE 9 – RELATED PARTY TRANSACTION:

In the year ended June 30, 2006, pursuant to the employment contract with the Company’s Chief Executive Officer, dated July 1, 2003, the Company incurred a non-cash compensation expense of $56,934.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Three Months Ended September 30,
	2006	2005

NET REVENUES	$ 5,624,534	$ 4,776,436

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty and shipping and freight	2,042,494	2,013,068
Depreciation and amortization	152,095	124,268
Product warranty	208,034	249,029
Shipping and freight	112,122	96,489
Total cost of goods sold	2,514,745	2,482,854

GROSS PROFIT	3,109,789	2,293,582

OTHER COSTS AND EXPENSES:
Research and development	419,876	219,710
Selling, general and administrative, excluding depreciation and amortization	1,835,636	1,283,591
Depreciation and amortization	66,713	51,036
Total other costs and expenses	2,322,225	1,554,337

INCOME FROM OPERATIONS	787,564	739,245

Interest income (expense), net	8,115	(34,697)

INCOME BEFORE INCOME TAXES	795,679	704,548
Provision for income taxes	253,214	281,819

NET INCOME	$ 542,465	$ 422,729

EARNINGS PER SHARE
Basic and diluted	$ 0.05	$ 0.04

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS PER SHARE
Basic	11,137,085	10,965,967
Diluted	11,592,590	11,387,000

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

	Three Months Ended December 31,
	2006	2005

NET REVENUES	$ 6,077,555	$ 5,140,144

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty and shipping and freight	2,152,445	2,064,750
Depreciation and amortization	152,311	127,500
Product warranty	112,138	247,482
Shipping and freight	115,928	137,892
Total cost of goods sold	2,532,822	2,577,624

GROSS PROFIT	3,544,733	2,562,520

OTHER COSTS AND EXPENSES:
Research and development	372,144	240,228
Selling, general and administrative, excluding depreciation and amortization	2,164,534	1,495,112
Depreciation and amortization	70,771	54,340
Total other costs and expenses	2,607,449	1,789,680

INCOME FROM OPERATIONS	937,284	772,840

Interest income (expense), net	24,933	(15,279)

INCOME BEFORE INCOME TAXES	962,217	757,561
Provision for income taxes	336,794	303,025

NET INCOME	$ 625,423	$ 454,536

EARNINGS PER SHARE
Basic	$ 0.06	$ 0.04
Diluted	$ 0.05	$ 0.04

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS PER SHARE
Basic	11,221,435	10,981,384
Diluted	11,769,260	11,477,635

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

NET REVENUES	$ 5,306,044	$ 5,396,136

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty and shipping and freight	1,887,713	2,182,348
Depreciation and amortization	149,926	128,979
Product warranty	232,233	200,321
Shipping and freight	125,089	152,819
Total cost of goods sold	2,394,961	2,664,467

GROSS PROFIT	2,911,083	2,731,669

OTHER COSTS AND EXPENSES:
Research and development	466,080	241,032
Selling, general and administrative, excluding depreciation and amortization	2,341,903	1,592,418
Depreciation and amortization	84,506	58,096
Total other costs and expenses	2,892,489	1,891,546

INCOME FROM OPERATIONS	18,594	840,123

Interest income (expense), net	18,086	(4,283)

INCOME BEFORE INCOME TAXES	36,680	835,840
Provision for income taxes	10,318	334,336

NET INCOME	$ 26,362	$ 501,504

EARNINGS PER SHARE
Basic	$ 0.00	$ 0.05
Diluted	$ 0.00	$ 0.04

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS PER SHARE
Basic	11,286,046	11,002,426
Diluted	11,799,710	11,635,422

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended June 30,
	2007	2006

NET REVENUES	$ 5,508,996	$ 5,960,646

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty and shipping and freight	2,411,212	2,275,231
Depreciation and amortization	158,229	144,188
Product warranty	172,241	176,172
Shipping and freight	143,113	131,917
Total cost of goods sold	2,884,795	2,727,508

GROSS PROFIT	2,624,201	3,233,138

OTHER COSTS AND EXPENSES:
Research and development	484,867	389,273
Selling, general and administrative, excluding depreciation and amortization	2,805,378	1,868,318
Depreciation and amortization	87,389	58,641
Total other costs and expenses	3,377,634	2,316,232

INCOME (LOSS) FROM OPERATIONS	(753,433)	916,906

Interest income (expense), net	9,639	(1,177)

INCOME (LOSS) BEFORE INCOME TAXES	(743,794)	915,729
Provision (benefit) for income taxes	(326,508)	166,897

NET INCOME (LOSS)	$ (417,286)	$ 748,832

EARNINGS (LOSS) PER SHARE
Basic	$ (0.04)	$ 0.07
Diluted	$ (0.04)	$ 0.06

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS (LOSS) PER SHARE
Basic	11,388,752	11,118,083
Diluted	11,809,214	11,853,526

Back to Index

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 16, 2007, the Company dismissed J.H. Cohn LLP as its independent registered public accounting firm, effective as of that date. This action was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors.

J.H. Cohn LLP’s reports on the consolidated financial statements of the Company as of and for the fiscal years ended June 30, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recently completed fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements with J.H. Cohn LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of J.H. Cohn LLP, would have caused J.H. Cohn LLP to make reference to the subject matter of the disagreement in its reports on the financial statements for such years.

During the fiscal years ended June 30, 2006 and 2005, and in the subsequent interim periods preceding the dismissal of J.H. Cohn LLP, the Company did not have any reportable events within the meaning of Item 304(a)(1)(iv) of Regulation S-B, except for the material weakness in internal control over financial reporting described in this paragraph. In connection with its review of the Company’s financial statements for the quarter ended March 31, 2005, J.H. Cohn LLP brought to the Company’s attention that certain issued and outstanding options that permitted “cashless exercise” were subject to variable plan accounting treatment under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25” (Issue Date 3/00). Accordingly, certain previously unrecognized compensation expense should have been recognized as compensation expense in certain of the financial statements previously issued by the Company. After reviewing the matter with J.H. Cohn LLP and with Wiss & Company LLP, the Company’s previous independent registered public accounting firm, the Company identified certain non-cash adjustments that necessitated the restatement of its financial statements for each of the first two quarters in the fiscal year ending June 30, 2005 and for the fiscal year ended June 30, 2004 and for the quarters within the fiscal year ended June 30, 2004. Consequently, J.H. Cohn LLP also advised the Audit Committee and management of certain material weaknesses, including the inability to prepare financial statements and notes in accordance with U.S. generally accepted accounting principles and SEC rules, and improper accounting procedures for grants with “cashless exercise” provisions per Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25". J.H. Cohn LLP indicated that they considered these deficiencies to be material weaknesses as that term is defined under standards established by the Public Company Accounting Oversight Board (United States). On May 10, 2005, the Board of Directors of the Company rescinded the cashless exercise provision for all of the Company’s outstanding option grants. Thus, variable accounting relating to the cashless exercise feature was no longer required after the Company’s fiscal quarter ended June 30, 2005.

The Company completed its restatement of the affected financial statements in 2005. Commencing in the fourth quarter of the Company’s 2005 fiscal year, the Company began undertaking a review of the Company’s disclosure, financial information and internal controls and procedures. This review included increased diligence by the Company’s management and directors, as well as the use of additional outside resources. Further, the Company accelerated its timetable to hire a Chief Financial Officer and initiated the search process. In March 2006, the Company hired a Chief Financial Officer, with substantial Sarbanes-Oxley compliance experience. With the hiring of its Chief Financial Officer, the Company has been developing a detailed plan to address compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Back to Index

ITEM 8A.	CONTROLS AND PROCEDURES

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, Amper, Politziner & Mattia and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

Back to Index

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Management

The persons listed in the table below are our present directors and executive officers.

Name	Age	Position

Michael W. Levin	42	Chief Executive Officer, President and Chairman of the Board
Kevan D. Bloomgren	46	Chief Financial Officer
Lawrence Anderson	55	Chief Operating Officer
Denise Hawkins	38	Vice President, Controller and Secretary
Paul C. Baker	70	Director
Edwin Ruzinsky	74	Director
Henry Royer	75	Director
Alan Bazaar	37	Director
Dennis Ridgeway	58	Director
Willem van Rijn	58	Director
Frank J. Tanki	67	Director

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

Kevan D. Bloomgren, Chief Financial Officer:

Kevan D. Bloomgren joined Media Sciences International, Inc. in the position of Chief Financial Officer on March 15, 2006. From 2004 to March 10, 2006, Mr. Bloomgren was Chief Financial Officer for Rapid Solutions Group, a digital communications company located in Melville, New York. From 1997 to 2004, he was Managing Partner of Crown Investment Management, LLC, a financial services company located in Sparta, New Jersey. From 1992 to 1996, he was Vice President and Chief Financial Officer of Satellite Paging, a telecommunications company located in Fairfield, New Jersey. Mr. Bloomgren also held the following positions: Vice President of Daniels and Associates, a boutique investment bank specializing in merger and acquisitions (1988-1992) and Senior Auditor and Consultant for Arthur Andersen & Co. (1983-1986). In 1983, Mr. Bloomgren graduated cum laude from University of Denver with a B.S. degree in Business Administration, and Accounting, and in 1988, he received a MBA in Finance from The Wharton School, University of Pennsylvania. Mr. Bloomgren is a Certified Public Accountant and a member of the American Institute of CPAs and the New Jersey State Society of Certified Public Accountants.

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

Denise Hawkins, Vice President, Controller and Secretary:

Denise Hawkins has served as Vice President for Media Sciences since February 12, 2003, and as Secretary since July 1, 2004. Ms. Hawkins manages the accounting aspects of the business while working closely with the Chief Executive Officer and senior management team. She is a Certified Public Accountant and a Certified Management Accountant. She began her employment with the company in July of 2001 as the Controller. Ms. Hawkins graduated from the State University of New York-The College at New Paltz with a Bachelor of Science degree in Accountancy in 1990 and graduated from Marist College in 1998 with a Masters in Business Administration in Finance. Prior to her position at Media Sciences, Ms. Hawkins was the controller for NFK Excavating and Construction, Inc. (2000-2001), Horizon Medical Group, PC (1998-2000) and VAC Service Corp. (1992-1998). She is currently serving as the Treasurer for the Board of Helping Hands Christian Pre-School. Ms Hawkins a member of the American Institute of CPAs, the New Jersey State Society of Certified Public Accountants, the Institute of Management Accountants and the Society for Human Resource Management.

Paul C. Baker, Director:

Paul C. Baker has served as a Director since June 18, 1998. Mr. Baker is the chairman of the Compensation committee. From 1986 to 2000 he was President of Sherwood Partners, Inc., a venture capital and management consulting company, which he founded, that focused on developing companies with high growth potential. From 2000 to present, he has been General Partner of PCB Associates, LLC which performs similar services. Prior to 1986, Baker held various management positions during 25 years of employment with American Cyanamid Co., including President of Cyanamid's Shulton, Inc. subsidiary from 1977 to 1979 and Group Vice President of Cyanamid from 1979 to1984. Baker graduated from Lehigh University in 1959 and 1960 with degrees in Engineering and Liberal Arts and received his MBA degree from Fairleigh Dickinson University in 1963. Mr. Baker also currently serves on the board of Pascack Community Bank.

Edwin Ruzinsky, Director:

Mr. Ruzinsky has served as a Director since August 27, 1999 and is the chairman of the Audit Committee and also serves on the Nominating and Corporate Governance committee. He is a Certified Public Accountant and a Certified Management Consultant. Prior to his retirement on June 1, 1996 as a Partner in Deloitte Consulting LLC, a wholly-owned subsidiary of Deloitte & Touche LLP, he served for many years as the firm’s National Director-Media Industry Services. He previously served Times Mirror Company as Vice President of Finance & Administration/Book Publishing Group and Parents’ Magazine Enterprises, Inc. as Chief Accounting Officer. Mr. Ruzinsky continues serving as a member of the Pace University/ Dyson School of Liberal Arts & Sciences/Master of Science in Publishing Advisory Board. On June 15, 2007, Mr. Ruzinsky resigned as a director of Gentis, Inc., a bioscience company, due to its recapitalization. On March 31, 2005, Dowden Health Media, Inc. on whose board Mr. Ruzinsky served, was sold.

Henry Royer, Director:

Henry Royer has served as a Director since December 23, 1999. Mr. Royer serves on the Compensation, Nominating and Corporate Governance committee. From 1965 to 1983, Mr. Royer held several positions at First National Bank of Duluth, serving as Executive Vice President/Loans when he left First National Bank. He then joined The Merchants National Bank of Cedar Rapids, now named US Bank Cedar Rapids, N.A., where he served as Chairman and President until August 1994. From September 1994 through December 31, 1997, he served as the President and Chief Executive Officer of River City Bank, Sacramento, California. He served as an Independent Trustee of Berthel Growth & Income Trust I from its date of inception in 1995 through February 5, 1999, when he resigned to join Berthel Fisher & Company Planning Inc., and was elected President of Berthel Trust in July 1999.

Back to Index

He was elected President of Berthel SBIC, LLC in August 1999. In 1999 he assisted in the organization and served as Chairman of the Board of Cedar Rapids Bank and Trust and as a member of the board of QCRH, a bank holding company, retiring in 2006. He also serves on various Boards of privately-held companies. He graduated in 1953 from Colorado College with a B.A. in Money and Banking.

Alan Bazaar, Director:

Alan Bazaar has served as a Director since June 30, 2004. He is chairman of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee. He is a Certified Public Accountant. Mr. Bazaar is a Managing Director and Portfolio Manager at Richard L. Scott Investments, LLC. His responsibilities include co-managing a public company portfolio for Richard L. Scott Investments, LLC, a value-oriented, family investment office, focused on both public and private equity investments. Mr. Bazaar performs all elements of due diligence on perspective investment companies. From 1995 to July 1999, Mr. Bazaar was with Arthur Andersen LLP. At Arthur Andersen, he worked for both the Assurance and Financial Buyer's Practices and in his last position he served as a Supervisory Senior Consultant in their Business Fraud and Investigation Services Unit. Mr. Bazaar graduated from Bucknell University in 1992 with a degree in History, and he received a MBA from New York University, Leonard N. Stern School of Business in 1997.

Dennis Ridgeway, Director:

Dennis Ridgeway became a director on February 22, 2006. From 1998 through 2005, Mr. Ridgeway served as an independent management consultant and since 2004 has also served as a board member and technical advisor for a working museum in the United Kingdom. From 1984 to 1998, Mr. Ridgeway held various positions with Katun Corporation, an aftermarket manufacturer of components and supplies for the business equipment industry. Headquartered in the United Kingdom, his positions included European Sales Manager, General Manager, Assistant Vice President, and Vice President of European Operations from 1994 to 1998. Prior to 1984 Mr. Ridgeway held senior management positions with Kalle Infotec the business equipment subsidiary of Hoechst AG in Europe.

Willem van Rijn, Director:

Willem van Rijn became a director on May 2, 2006. Mr. van Rijn has been Senior Advisor to the founder and management committee of Capco, an international operations and technology consulting and solutions firm, since 2002. From 1995 to 2002, Mr. van Rijn was a Senior Partner at PricewaterhouseCoopers Consulting, and its predecessor firm Coopers & Lybrand, where he served as the Managing Partner of the Japanese financial services consulting practice from 1998 to 2002, and of the global strategy and financial risk management consulting practices from 1995 to 1998. Mr. van Rijn’s business experience includes: President of Rhode Island-based Gtech International (a division of Gtech Corporation), a provider of state and national lottery technology, outsourcing, software and professional services, from 1994-1995; Partner in the New York office of Coopers & Lybrand from 1990 to 1994; Partner at Bank Street Consulting Group, a management consulting firm, from 1986 to 1990; Senior Vice President in charge of international banking activities in the United States for Bank of America from 1981 to 1986; Corporate Treasurer and member of the Managing Committee for global window covering and machine tooling company Hunter Douglas NV from 1976 to 1981; and Vice President, Account Manager of large accounts for commercial banking services, based in The Netherlands, for Bank of America from 1971 to 1976. Mr. van Rijn also currently serves on the board of Computer Horizons Corp.

Frank J. Tanki, Director:

Frank Tanki joined our Board in December, 2006. He is a Certified Public Accountant and retired in 1998 as a Senior Partner of Coopers & Lybrand, the predecessor of PricewaterhouseCoopers. Mr. Tanki was a member of the firm’s Executive Management Committee from 1994 to 1995. During his time with the firm he served as Director of Accounting and SEC Technical Services and as the Business Assurance Partner In Charge of the New York Metro practice. He has served on the Auditing Standards Board of the American Institute of Certified Public Accountants. Mr. Tanki also currently serves on the board of directors of Computer Horizons Corp. and MonoSol Rx, Inc.

Back to Index

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

Corporate Governance

The Board is responsible for the control and direction of the Company. The Board represents the Company’s shareholders and its primary purpose is to build long-term shareholder value. Our Board currently consists of eight members. Our bylaws provide that our Board consists of seven to nine persons. Each director stands for election every year. Directors hold office until the next annual meeting of the stockholders and until their successors are elected and qualified.

During the fiscal year ended June 30, 2007, the Board of Directors held five meetings. During this period, each director attended or participated in more than 75% of the total meetings of the Board of Directors and the committee or committees on which he or she served.

Board Committees.   The Board has three principal committees: Audit Committee; Compensation Committee, and Nominating and Corporate Governance Committee. The charter of each committee can be found on our web site at www.mediasciences.com.

Members of the Board Committees are selected each year by our Board of Directors. Selection to a committee of the Board of Directors is determined by the majority vote of the Board of Directors. Each committee is comprised of at least three non-employee Board members, each of whom are the Board has determined satisfies applicable Nasdaq standards for independence.

The Audit Committee met five times in connection with fiscal year 2007. The Compensation Committee met six times in connection with fiscal year 2007. The Nominating and Corporate Governance Committee met two times in connection with fiscal year 2007.

Committee Membership.   The following table summarizes the membership of the Board and each of its committees for our 2007 fiscal year.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Michael W. Levin
Paul C. Baker		Chairperson
Edwin Ruzinsky	Chairperson		Member
Henry Royer		Member	Member
Alan Bazaar		Member	Chairperson
Dennis Ridgeway			Member
Willem van Rijn	Member
Frank J. Tanki	Member

Audit Committee Financial Expert.   Mr. Ruzinsky and Mr. Tanki are financial experts serving on our Audit Committee and each are independent members of our Board.

Back to Index

Audit Committee.   The function of the Audit Committee includes reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of Media Sciences, reviewing with Media Sciences' independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distribution by Media Sciences. Each member of the Audit Committee is independent as defined under the NASDAQ's listing standards. The Audit Committee consists of non-employee directors whom Media Sciences has determined are free of any relationship that could influence their judgment as a committee member and are not associated with a major vendor to, or a customer of, Media Sciences.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Media Sciences’ executive officers, directors, and persons who beneficially own more than ten percent of Media Sciences’ common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Media Sciences’ common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish Media Sciences with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to Media Sciences during and in connection with Media Sciences’ fiscal year ended 2007, Media Sciences is not aware of any material delinquencies in the filing of such reports, other than Frank Tanki filed one report one day late reporting the grant of stock options upon becoming a director in December 2006, and Frances Blanco, a former employee, did not file a Form 4 or Form 5 reporting the cessation of her status as an officer subject to Section 16.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and all other executive officers. Our Code of Ethics is publicly available on our website at www.mediasciences.com.

Back to Index

ITEM 10.	EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes the compensation paid to our Chief Executive Officer and our two other most highly compensated executive officers (collectively, the “Named Executive Officers”) in fiscal 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(4)	All Other Compensation ($)(5)	Total ($)

Michael W. Levin	2007	225,000	40,000	–	–	23,857	288,857
Chief Executive Officer and President
Kevan D. Bloomgren	2007	160,000	30,400	25,770	17,800	4,408	238,378
Chief Financial Officer
Lawrence Anderson	2007	160,000	29,280	7,589	6,252	3,300	206,421
Chief Operating Officer

(1)	Refers to amounts under the company’s Performance Based Bonus Compensation plan.
(2)

Represents the stock-based compensation recognized in fiscal 2007 in accordance with SFAS No. 123(R). Option awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock and option awards are discussed in Note 4 to the consolidated financial statements. The grant date fair value of each award, adjusted for estimated forfeiture, is recognized as stock-based compensation expense over the service period.

(3)

On March 15, 2006, we granted Mr. Bloomgren, 50,000 shares of common stock, subject to vesting over five years at 20% per year beginning on the first anniversary of the grant. 10,000 shares vested in fiscal 2007. The total grant date fair value of the award is $195,500, disregarding estimates of forfeitures related to service-based vesting conditions.

On August 8, 2006, we granted Mr. Anderson 4,357 shares of common stock, subject to vesting over two years at 50% per year beginning on the first anniversary of the grant. The total grant date fair value of the award is $19,999, disregarding estimates of forfeitures related to service-based vesting conditions.

(4)

On March 15, 2006, we granted Mr. Bloomgren stock options to purchase 50,000 shares of our common stock, exercisable for ten years at $3.91 per share, subject to vesting over five years at 20% per year beginning on the first anniversary of the grant. 10,000 options vested in fiscal 2007. The total grant date fair value of the award is $135,040, computed using a Black-Scholes model.

On June 6, 2005, we granted Mr. Anderson stock options to purchase 100,000 shares of our common stock, exercisable for ten years at $1.60 per share, subject to vesting over five years at 20% per year beginning on the first anniversary of the grant. 20,000 shares vested in each of fiscal 2006 and fiscal 2007. The total grant date fair value of the award is $47,430, computed using a Black-Scholes model.

(5)

For Mr. Levin, this includes $18,773 for lease of an automobile, $3,944 for a matching contribution under our 401(k) plan, and $1,140 for life insurance premiums, where the beneficiary is not the company. For the other Named Executive Officers, this includes both 401(k) plan matching contributions and life insurance premiums, where the beneficiary is not the company.

Performance Based Bonus Compensation

From year to year, our Compensation Committee may establish certain performance criteria for our executive officers, based on factors and criteria as the Compensation Committee may deem relevant. For our 2007 fiscal year, we had in effect a performance based cash bonus compensation plan for certain executive officers. Bonuses are paid after the fiscal year end. In July 2007, the Compensation Committee adopted a performance based bonus compensation plan for the 2008 fiscal year, similar in structure to the fiscal 2007 plan.

Back to Index

For our Chief Executive Officer, the potential cash bonus was $200,000, of which 20% was based on individualized performance goals (“Individual Performance Bonus”), and 80% determined wholly upon attaining earnings per share criteria determined by the Board (“EPS Bonus”). For the other Named Executives Officers, the potential cash bonus was 20-40% of their base salary, of which 50% was based on the Individual Performance Bonus criteria, and 50% on the EPS Bonus.

The following table summarizes the payout structure under the fiscal year 2007 bonus structure. The EPS Bonus was to be earned if our Company’s earnings per share equaled or exceeded a minimum level established by the Compensation Committee. The EPS Bonus range set forth in the table assumed the achievement of the minimum targeted level and up to 100% of the targeted goal. If the minimum level was not achieved, no EPS Bonus was earned. If the minimum level is achieved or exceeded, the amount of the EPS Bonus was based upon the level of earnings per share achieved by the Company. If the maximum targeted goal was exceeded, the EPS Bonus payable could exceed the EPS Bonus potential set forth in the table below. Factors in determining the Individual Performance Bonus includes matters such as achieving specified leadership initiatives, and the achievement of certain strategic and business goals including, but not limited to, customer growth, new product development, information technology upgrades, manufacturing efficiencies and corporate compliance goals.

	Fiscal 2007 Bonus Potential			Fiscal 2007 Bonus Earned
Name	EPS Bonus ($)	Individual Performance Bonus ($)	Total Bonus ($)	EPS Bonus ($)	Individual Performance Bonus ($)	Total Bonus ($)

Michael W. Levin	80,000 - 160,000	0 – 40,000	200,000	0	40,000	40,000
Kevan Bloomgren	16,000 – 32,000	0 - 32,000	64,000	0	30,400	30,400
Lawrence Anderson	16,000 – 32,000	0 - 32,000	64,000	0	29,280	29,280

Outstanding Equity Awards at 2007 Fiscal Year End

The following table sets forth information concerning outstanding option and stock awards held by the Named Executive Officers as at June 30, 2007.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(a)

Michael W. Levin (b)	350,000	–	1.00	6-29-2008	–	–
Kevan D. Bloomgren (c)	10,000	40,000	3.91	3-14-2016	40,000	235,200
Lawrence Anderson (d)	25,000	60,000	1.60	6-05-2015	4,357	25,619

(a)

The amounts in this column reflect the fair market value of outstanding restricted stock awards for the named executive officers using the closing price on June 29, 2007 of $5.88, the last trading day of our common stock in fiscal 2007.

(b)	For Mr. Levin, refers to stock options granted in 2003 pursuant to an employment agreement. Additional information can be found under the heading “Employment Agreement with Chief Executive Officer”.
(c)	For Mr. Bloomgren, refers to grants of restricted stock and stock options discussed in Summary Compensation Table footnotes 3 and 4.
(d)	For Mr. Anderson, refers to grants of restricted stock and stock options discussed in Summary Compensation Table footnotes 3 and 4. Mr. Anderson exercised 15,000 options on September 29, 2006.

Back to Index

Option Exercises and Stock Vested in Fiscal 2007

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Michael W. Levin	150,000	732,293	–	–
Kevan D. Bloomgren	–	–	10,000	54,100
Lawrence Anderson	15,000	56,100	–	–

(1)

The amount is the difference between (A) either (i) the actual sales price of the shares underlying the options exercised if the shares were immediately sold or (ii) the closing price of the shares underlying the options exercised if the shares were held and (B) the applicable exercise price of those options.

(2)	The amount is the number of shares of stock vesting multiplied by the closing price of our common stock on the vesting date.

Incentive Stock Plans

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests. The equity incentive program presently consists of two plans: the Company's 1998 Incentive Stock Plan and the Company’s 2006 Incentive Stock Plan. Under both plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Both plans provides for the issuance of up to 1,000,000 shares of our common stock. As of June 30, 2007,we had outstanding under the 1998 plan, subject to vesting, stock options to purchase 628,694 shares of common stock, exercisable for up to ten years at prices of $0.43 to $6.33 per share, and 104,159 shares issuable pursuant to restricted stock awards. Since the effective date of the 1998 plan, 303,797 shares have been issued, including 124,159 shares as stock grants and 179,638 shares through exercise of options. As of June 30, 2007, 67,509 shares of the Company’s common stock were available for grant under the 1998 plan. As of June 30, 2007, no shares had been issued under the 2006 Plan.

Employee Profit Sharing Plan

We have a tax-qualified employee paired profit sharing plan sponsored by DWS Scudder Deutsche Bank Group. This 401(k) plan covers all of our employees that have been employed for at least six months and meet other age and eligibility requirements. Under the 401(k) plan, employees may choose to reduce their current compensation by up to 15% each year and have that amount contributed to the 401(k) plan. We make matching contributions equal to 25% of the employee’s contribution. In our discretion, we may contribute unmatched contributions. The 401(k) plan qualifies under Section 401 of the Internal Revenue Code, so that we can deduct contributions by employees or by us. Employee contributions to the 401(k) plan are fully vested at all times, and our contributions, if any, vest at the rate of 25% after two years and after two years at the rate of 25% a year until fully vested. The company’s contributions to the plan were $39,000 in 2007 and $41,500 in 2006.

Director Compensation

We have a compensation plan for our independent directors. In fiscal 2007, eligible outside directors were paid $15,000 per year, payable quarterly, for attendance at regular and special meetings and may be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and for other expenses incurred in their capacity as directors of Media Sciences. Through fiscal 2007, outside directors are granted five or ten year stock options under our incentive stock plan to purchase 10,000 shares of common stock on the date of appointment to the Board, and additional stock options to purchase 10,000 shares of common stock each year thereafter. In fiscal 2008, we intend to pay eligible outside directors $15,000 in cash and grant them stock options valued at $25,000. Chairpersons of the following committees are also paid an additional fee for their committee service: Audit $1,500; Compensation $1,000; and Governance $500.

Back to Index

2007 Compensation of Non-Employee Directors

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(a)(b)	All Other Compensation ($)	Total ($)

Paul Baker	16,000	32,819	–	48,819
Dennis Ridgeway	15,000	32,819	–	47,819
Henry Royer	15,000	32,819	–	47,819
Edwin Ruzinsky	16,500	32,819	–	49,319
Willem van Rijn	15,000	32,819	–	47,819
Alan L. Bazaar (c)	15,500	23,593	–	39,093
Frank J. Tanki	7,500	32,819	–	40,319

(a)

Represents the stock-based compensation recognized in fiscal 2007 in accordance with SFAS No. 123(R). Option awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock and option awards are discussed in Note 4 to the consolidated financial statements.

(b)

Each director was granted 10,000 options during fiscal 2007. At June 30, 2007, the total number of outstanding options, granted as director compensation, held by each director was: Mr. Baker, 88,000 options; Mr. Ridgeway, 20,000 options; Mr. Royer, 20,000 options; Mr. Ruzinsky, 45,000 options, Mr. van Rijn, 20,000 options; Mr. Bazaar, 35,000 options; and Mr. Tanki 10,000 options.

(c)	Director compensation to Mr. Bazaar is paid to GFX Investments, LLC. Mr. Bazaar is a Managing Director and Portfolio Manager at Richard L. Scott Investments, LLC.

Employment Agreement with Chief Executive Officer

Michael W. Levin serves as our Chief Executive Officer and President pursuant to a five-year employment agreement that began as of July 1, 2003. His current annual salary for fiscal year 2008 is $250,000. In 2003, we granted him 500,000 five-year stock options to purchase 500,000 shares of common stock. The exercise price for the stock options is $1.00 per share. Stock options to purchase 250,000 shares vested on the date of grant, additional stock options to purchase 125,000 shares vested on June 30, 2004, and the remaining stock options to purchase 125,000 shares vested on June 30, 2005. These stock options are cumulative and are subject to anti-dilution rights.

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

Back to Index

•

a reorganization, merger, consolidation or sale of substantially all of our assets, after which our shareholders do not own, in the same proportion, more than 50% of the voting power, after which a majority of the board of directors changes, and after which a new shareholder beneficially owns 25% or more of the voting power; or

•	shareholder approval of our liquidation or dissolution.

The employment agreement provides for termination for cause.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The tables below sets forth, as of June 30, 2007, the shares of our common stock beneficially owned by (i) each of our officers and directors, and by all of our officers and directors as a group, and (ii) by each person known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

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

The address of each of the persons named in the tables is c/o Media Sciences International, Inc., 8 Allerman Road, Oakland, New Jersey 07463, unless otherwise indicated.

Security Ownership of Directors and Management

Name and Address	Amount and Nature		Additional Shares		Percent
of Beneficial Owner	of Beneficial Owner		Acquirable Within 60 days		of Class

Michael W. Levin	1,268,450	(a)	350,000	(b)	13.8%
Kevan D. Bloomgren	90,000	(c)	10,000	(d)	*
Lawrence Anderson	21,357	(e)	25,000	(f)	*
Denise Hawkins	500		23,336	(g)	*
Paul Baker	90,000		88,000	(h)	1.5%
Dennis Ridgeway	0		20,000	(i)	*
Henry Royer	5,000	(j)	20,000	(k)	*
Edwin Ruzinsky	40,000		45,000	(l)	*
Willem van Rijn	0		20,000	(m)	*
Alan L. Bazaar (n)	992,050		35,000	(o)	9.0%
Frank J. Tanki	0		10,000	(p)	*
All present officers and directors as a group (11 persons)	2,507,357		646,336		26.1%

*	Represents less than 1%
(a)	Includes 120,000 shares owned by his minor children.
(b)	Refers to shares acquirable upon exercise of options, exercisable at $1.00 per share until June 29, 2008.
(c)	Includes 40,000 restricted shares, granted on March 15, 2006, subject to vesting annually in equal installments over a four year period on March 15, 2008 through 2011.
(d)

Does not include shares acquirable upon exercise of 40,000 options, exercisable at $3.91 per share until March 14, 2016. The options are to subject to vesting in equal installments annually over a four year period on March 15, 2008 through 2011.

(e)	Includes 4,357 restricted shares, granted on August 8, 2007, subject to vesting annually in equal installments over a two year period.

Back to Index

(f)

Refers to shares acquirable upon exercise of options, exercisable at $1.60 per share until June 6, 2015. Does not include shares acquirable upon the exercise of 60,000 options, exercisable at $1.60 per share until June 5, 2015, that are subject to vesting in equal installments annually over a three year period, commencing on June 6, 2008.

(g)

Refers to shares acquirable upon exercise of options: 10,002 options exercisable at $1.70 per share until July 16, 2011 and 13,334 options exercisable at $1.91 per share until January 11, 2015. Does not include shares acquirable upon the exercise of 6,667 options, exercisable at $1.91 per share until January 11, 2015, that are subject to vesting on January 12, 2008.

(h)

Refers to shares acquirable upon exercise of options: 3,000 options exercisable at $2.00 per share until August 11, 2008; 30,000 options exercisable at $3.31 per share until April 6, 2009; 5,000 options exercisable at $2.19 per share until July 3, 2010; 5,000 options exercisable at $2.00 per share until July 2, 2011; 5,000 options exercisable at $0.65 per share until September 24, 2012; 10,000 options exercisable at $0.43 per share until May 6, 2013; 5,000 options exercisable at $0.85 per share until February 10, 2014; 5,000 options exercisable at $1.45 per share until December 17, 2014; 10,000 options exercisable at $2.71 per share until January 30, 2016; and 10,000 options exercisable at $6.30 per share until December 14, 2016.

(i)	Refers to shares acquirable upon the exercise of 10,000 options, exercisable at $3.38 per share until February 26, 2016; and 10,000 options, exercisable at $6.30 per share until December 14, 2016.
(j)	Does not include 90,000 shares held by Heffernen 1966 Trust B, a trust controlled by Mr. Royer’s spouse. Mr. Royer disclaims beneficial ownership of such shares.
(k)	Refers to shares acquirable upon the exercise of 10,000 options, exercisable at $2.71 per share until January 30, 2016; and 10,000 options, exercisable at $6.30 per share until December 14, 2016.
(l)

Refers to shares acquirable upon exercise of options: 10,000 options exercisable at $2.06 per share until August 27, 2009; 5,000 options exercisable at $2.19 per share until July 3, 2010; 5,000 options exercisable at $2.00 per share until July 2, 2011; 5,000 options exercisable at $1.45 per share until December 17, 2014; 10,000 options exercisable at $2.71 per share until January 30, 2016; and 10,000 options exercisable at $6.30 per share until December 14, 2016.

(m)	Refers to shares acquirable upon the exercise of 10,000 options, exercisable at $4.09 per share until May 2, 2016; and 10,000 options, exercisable at $6.30 per share until December 14, 2016.
(n)

For purposes of the table, Mr. Bazaar’s reported beneficial ownership refers to the beneficial ownership of Richard L. Scott Investments, LLC and its affiliates. Mr. Bazaar is a Managing Director and Portfolio Manager at Richard L. Scott Investments, LLC. Mr. Bazaar disclaims beneficial ownership of the securities held by Richard L. Scott Investments, LLC and its affiliates.

(o)

Refers to shares acquirable upon exercise of options: 10,000 options exercisable at $1.69 per share until June 30, 2009; 5,000 options exercisable at $1.45 per share until December 17, 2014; 10,000 options exercisable at $2.71 per share until January 30, 2016; and 10,000 options exercisable at $6.30 per share until December 14, 2011.

(p)	Refers to shares acquirable upon exercise of options: 10,000 options exercisable at $6.30 per share until December 14, 2016.

Security Ownership of 5% Beneficial Owners

Name and Address	Amount and Nature	Additional Shares	Percent
of Beneficial Owner	of Beneficial Owner	Acquirable Within 60 days	of Class

Richard L. Scott (a) 100 First Stamford Place Stamford, CT 06902	992,050	35,000 (b)	9.0%

(a)

Beneficially owns securities through different entities, including: 202,300 shares held by GFX Investments, LLC, for which he is the beneficial owner; 606,050 shares held by Scott Family Florida Partnership Trust; 93,300 shares held by F. Annette Scott Florida Trust, of which his spouse is the trustee; and 90,400 shares held by Richard L. Scott Florida Trust.

(b)

Refers to shares acquirable upon exercise of options: 10,000 options exercisable at $1.69 per share until June 30, 2009; 5,000 options exercisable at $1.45 per share until December 17, 2009; 10,000 options exercisable at $2.71 per share until January 30, 2016; and 10,000 options exercisable at $6.30 per share until December 14, 2011.

Back to Index

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of June 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders	1,292,853	$2.46	1,067,509
Equity compensation plans not approved by security holders	–	–	–
Total	1,292,853	$2.46	1,067,509

(a)	Includes 104,159 shares issuable pursuant to restricted stock awards under the Company’s shareholder-approved 1998 Plan. There is no exercise price associated with a restricted stock award.
(b)	Calculation excludes shares subject to restricted stock awards.

Plans in the Shareholder Approved Category

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests. The equity incentive program presently consists of two plans: the Company's 1998 Incentive Stock Plan and the Company’s 2006 Incentive Stock Plan. Under both plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Both plans provides for the issuance of up to 1,000,000 shares of our common stock. As of June 30, 2007,we had outstanding under the 1998 plan, subject to vesting, stock options to purchase 628,694 shares of common stock, exercisable for up to ten years at prices of $0.43 to $6.33 per share, and 104,159 shares issuable pursuant to restricted stock awards. Since the effective date of the 1998 plan, 303,797 shares have been issued, including 124,159 shares as stock grants and 179,638 shares through exercise of options. As of June 30, 2007, 67,509 shares of the Company’s common stock were available for grant under the 1998 plan. As of June 30, 2007, no shares had been issued under the 2006 Plan.

On April 7, 2003, we issued to Frances Blanco stock options to purchase 25,000 shares of common stock. The stock options vest on April 6, 2004 and are exercisable until April 5, 2008 at $0.50 per share.

In June 2003, we issued to Michael W. Levin stock options to purchase up to 500,000 shares of common stock, exercisable at $1.00 per share and expiring in June 2008, of which 350,000 options were outstanding at June 30, 2007.

On May 24, 2004, we issued to Frances Blanco options to purchase 100,000 shares of our common stock, of which 50,000 options vested on the grant date, 25,000 options vested as of May 25, 2005, and the remaining 25,000 options are subject to vesting as of May 24, 2006. The options are exercisable for ten years at $1.06 per share.

On June 6, 2005, we issued to Lawrence Anderson options to purchase 100,000 shares of common stock, which vest ratably, on an annual basis, over the period June 6, 2005 through June 5, 2010, and are exercisable for ten years at $1.60 per share, of which 85,000 options were outstanding at June 30, 2007.

Changes in Control

We do not have any arrangements that may result in a change in control.

Back to Index

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board currently consists of eight members, each of whom, other than our Chairman, are non-employee members that the Board has determined satisfies applicable Nasdaq standards for independence. Reference is made to Item 9 of Part III of this Report on Form 10-KSB for additional information about our Board and Board Committees, including their composition.

ITEM 13.	EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-B are included in Exhibits to this Report as follows:

Exhibit	Description

3(i)(1)	Certificate of Incorporation of Cadapult Graphic Systems, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10-QSB/A filed on September 1, 1998)
3(i)(2)	Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc. (Incorporated by reference to Exhibit 3(i)(5) of Annual Report on Form 10-KSB filed on September 28, 1999)
3(i)(3)	Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Quarterly Report on Form 10-QSB filed on May 15, 2002)
3(i)(4)	Certificate of Amendment of Certificate of Incorporation of Media Sciences International, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Current Report on Form 8-K filed on June 28, 2007)
3(i)(5)	Certificate of Designation (Incorporated by reference to Exhibit 4.5 of Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999)
3(i)(6)	Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3(i)(6) of Annual Report on Form 10-KSB filed on September 15, 2003)
3(i)(7)

Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.7 of Registration Statement on Form SB-2, Registration Number 333-112340, filed on January 30, 2004)

3(ii)	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) of Current Report on Form 8-K filed on August 2, 2007)
4.1	1998 Incentive Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.10 of Registration Statement on Form S-8 filed on March 22, 2006)
4.2*	2006 Stock Incentive Plan
10.1	Lease Agreement (Incorporated by reference to Exhibit 10.13 of Annual Report on Form 10-KSB filed on or about September 28, 2000)
10.2	Sublease Agreement (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on January 24, 2005)
10.3	Master Lease Agreement, July 2005 (Incorporated by reference to Exhibit 10.27 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.4	Agreement with Consonant Services Group (Incorporated by reference to Exhibit 10.6 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002)
10.5	Form of Warrant Agreement with Consonant Services Group (Incorporated by reference to Exhibit 10.11 of Registration Statement on Form SB-2, Registration Number 333-83668, filed on March 4, 2002)
10.6	Form of Promissory Note issued in June 2002 (Incorporated by reference to Exhibit 10.14 of Annual Report on Form 10-KSB filed on October 15, 2002)
10.7	Form of Warrants issued in June 2002 (Incorporated by reference to Exhibit 10.14 of Annual Report on Form 10-KSB filed on October 15, 2002)
10.8	Form of Employment Agreement with Michael W. Levin (Incorporated by reference to Exhibit 10.16 of Annual Report on Form 10-KSB filed on September 15, 2003)

Back to Index

10.9

Form of Option Agreement with Management issued April 2003 (Incorporated by reference to Exhibit 10.15 of Registration Statement on Form SB-2, Registration Number 333-112340, filed on January 30, 2004)

10.10	Option Agreement with Lawrence Anderson, June 2005 (Incorporated by reference to Exhibit 10.28 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.11	Loan Agreement with PNC Bank (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on December 20, 2004)
10.12	Term Note with PNC Bank, dated as of March 28, 2005 (Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on April 4, 2005)
10.13	Amendment to Loan Documents with PNC Bank, dated a of March 28, 2005 (Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 4, 2005)
10.14	Second Amendment to Loan Documents, June 2005 (Incorporated by reference to Exhibit 10.26 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.15	Amendment to Loan Documents, dated as of January 23, 2006 (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on February 9, 2006)
10.16	Amendment to Loan Documents, dated as of January 23, 2006 (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on February 9, 2006)
10.17	Guaranty and Suretyship Agreement, dated January 23, 2006 (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on February 9, 2006)
10.18	Term Note with PNC Bank, dated March 17, 2006, with Security Agreement and Guarantee (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 15, 2006)
21*	Subsidiaries of the Registrant
23.1*	Consent of J.H. Cohn LLP
23.2*	Consent of Amper, Politziner & Mattia, P.C.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
____

* Filed herewith.

Back to Index

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Amper, Politziner & Mattia, P.C. our current principal independent registered public accounting firm, for the year ended June 30, 2007 are $102,000.

Fees for audit services provided by J.H. Cohn LLP, our former principal independent registered public accounting firm, during the years ended June 30, 2007 and 2006 were $34,885 and $118,196, respectively.

Audit services consisted primarily of the annual audits, review of our interim financial statements, services provided in connection with restatements of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by J.H. Cohn LLP, our former principal independent registered public accounting firm, during the years ended June 30, 2007 and 2006 were $18,096 and $5,258, respectively. Audit-related fees consisted primarily of the review of registration statements filed by the Company.

Tax Fees

Fees for tax services provided by J.H. Cohn LLP, our former principal independent registered public accounting firm, during the year ended June 30, 2006 were $11,200. Tax services related primarily to the preparation of Company tax filings with regulatory agencies.

All Other Fees

There were no other fees billed for services.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent registered public accounting firm.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it.  All services performed in our fiscal year 2007 were pre-approved.

Back to Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

By: /s/ Michael W. Levin
Michael W. Levin
Chief Executive Officer and President

Dated: September 24, 2007

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES	TITLE	DATE

/s/ Michael W. Levin	Chairman of the Board, President, and	September 24, 2007
Michael W. Levin	Chief Executive Officer

/s/ Kevan D. Bloomgren	Chief Financial Officer	September 24, 2007
Kevan D. Bloomgren

/s/ Paul C. Baker	Director	September 24, 2007
Paul C. Baker

/s/ Edwin Ruzinsky	Director	September 24, 2007
Edwin Ruzinsky

/s/ Henry Royer	Director	September 24, 2007
Henry Royer

/s/ Alan L. Bazaar	Director	September 24, 2007
Alan L. Bazaar

/s/ Dennis Ridgeway	Director	September 24, 2007
Dennis Ridgeway

/s/ Willem van Rijn	Director	September 24, 2007
Willem van Rijn

/s/ Frank J. Tanki	Director	September 24, 2007
Frank J. Tanki