Form 10-Q
period 2007-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2007-11-14
CIK 1024022

To Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(201) 677-9311

(Registrant’s telephone number, including area code)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2007, we had 11,556,366 shares of common stock issued and outstanding.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	June 30,
ASSETS	(Unaudited)	2007

CURRENT ASSETS:
Cash and cash equivalents	$ 996,474	$ 1,808,285
Accounts receivable, net	3,122,290	2,164,826
Inventories	5,949,031	5,801,526
Taxes receivable	385,919	566,967
Deferred tax assets	727,349	727,349
Prepaid expenses and other current assets	143,805	253,387
Total Current Assets	11,324,868	11,322,340

PROPERTY AND EQUIPMENT, NET	2,601,871	2,752,223

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Other assets	81,592	65,672
Total Other Assets	3,665,823	3,649,903

TOTAL ASSETS	$ 17,592,562	$ 17,724,466

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ 148,019	$ 147,118
Accounts payable	1,580,103	1,428,379
Accrued compensation and benefits	397,560	757,116
Other accrued expenses and current liabilities	996,740	722,725
Accrued product warranty costs	202,412	192,707
Deferred revenue	613,269	603,234
Total Current Liabilities	3,938,103	3,851,279

OTHER LIABILITIES:
Long-term debt, less current maturities	286,711	323,965
Deferred rent liability	217,708	234,378
Deferred revenue, less current portion	248,325	240,893
Other tax obligations	772,519	589,298
Deferred tax liabilities	48,556	463,590
Total Other Liabilities	1,573,819	1,852,124

TOTAL LIABILITIES	5,511,922	5,703,403

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value
Authorized 1,000,000 shares; none issued	–	–
Common Stock, $.001 par value
Authorized 25,000,000 shares; issued and outstanding 11,504,866 shares
in September and 11,435,354 shares in June	11,504	11,435
Additional paid-in capital	11,414,985	11,136,505
Retained earnings	654,151	873,123
Total Shareholders' Equity	12,080,640	12,021,063

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,592,562	$ 17,724,466

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2007	2006

NET REVENUES	$ 6,430,890	$ 5,624,534

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, shipping and freight	2,959,104	2,042,494
Depreciation and amortization	147,007	152,095
Product warranty	212,117	208,034
Shipping and freight	167,572	112,122
Total cost of goods sold	3,485,800	2,514,745

GROSS PROFIT	2,945,090	3,109,789

OTHER COSTS AND EXPENSES:
Research and development	497,366	419,876
Selling, general and administrative, excluding depreciation and amortization	2,692,046	1,835,636
Depreciation and amortization	89,395	66,713
Total other costs and expenses	3,278,807	2,322,225

INCOME (LOSS) FROM OPERATIONS	(333,717)	787,564

Interest income, net	7,990	8,115

INCOME (LOSS) BEFORE INCOME TAXES	(325,727)	795,679
Provision (benefit) for income taxes	(138,569)	253,214

NET INCOME (LOSS)	$ (187,158)	$ 542,465

EARNINGS (LOSS) PER SHARE
Basic	$ (0.02)	$ 0.05
Diluted	$ (0.02)	$ 0.05

WEIGHTED AVERAGE SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	11,470,759	11,137,085
Diluted	11,470,759	11,592,590

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'
	Shares	Amount	Capital	Earnings	Equity
BALANCES, JUNE 30, 2007	11,435,354	$ 11,435	$ 11,136,505	$ 873,123	$ 12,021,063

Cumulative Change in Accounting - FIN 48	–	–	–	(31,814)	(31,814)
Issuance of common stock for exercise of stock options	67,333	67	68,969	–	69,036
Issuance of vested restricted stock units	2,179	2	(2)	–	–
Stock-based compensation expense	–	–	84,455	–	84,455
Tax benefit of stock-based compensation	–	–	125,058	–	125,058
Net loss	–	–	–	(187,158)	(187,158)
BALANCES, SEPTEMBER 30, 2007	11,504,866	$ 11,504	$ 11,414,985	$ 654,151	$ 12,080,640

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (187,158)	$ 542,465
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	248,106	218,932
Deferred income taxes	(415,034)	32,500
Tax benefits from employee stock options	125,058	–
Provision for inventory obsolescence	27,384	–
Provision for bad debts	350	–
Stock-based compensation expense	82,292	145,995
Excess tax benefits from stock-based compensation	–	(37,670)
Changes in operating assets and liabilities :
Accounts receivable	(957,814)	259,458
Inventories	(172,725)	(226,553)
Income taxes	332,454	96,256
Prepaid expenses and other current assets	93,661	211,889
Accounts payable	151,724	276,607
Accrued compensation and benefits	(359,556)	(423,140)
Other accrued expenses and current liabilities	283,720	339,784
Deferred rent liability	(16,670)	(16,214)
Deferred revenue	17,467	(47,895)
Net cash provided (used) by operating activities	(746,741)	1,372,414

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(97,753)	(165,285)
Net cash used in investing activities	(97,753)	(165,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank term loan repayments	(36,353)	(35,489)
Excess tax benefits from stock-based compensation	–	37,670
Proceeds from issuance of common stock	69,036	106,500
Net cash provided by financing activities	32,683	108,681

NET INCREASE (DECREASE) IN CASH	(811,811)	1,315,810

CASH, BEGINNING OF PERIOD	1,808,285	1,485,399

CASH, END OF PERIOD	$ 996,474	$ 2,801,209

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 8,486	$ 17,777
Income taxes paid (refunded)	$ (180,152)	$ 138,657

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

Basis of presentation.   The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2007, filed with the SEC on September 24, 2007. The June 30, 2007 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2008.

As of September 30, 2007, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-KSB for the year ended June 30, 2007.

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Recent Accounting Pronouncements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”— an interpretation of SFAS No. 109. FIN 48 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As used in this Interpretation, the term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date. FIN 48 was adopted by the Company beginning July 1, 2007.

As a result of adopting FIN 48, the Company recognized a net $31,814 increase in its liability for uncertain tax positions ($53,658 of uncertain other tax obligations net of a $21,844 deferred tax asset reflected as a reduction of non-current deferred tax liabilities). The $31,814 difference between the amounts recognized in the condensed consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption is accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.

The adoption of FIN48 resulted in the reclassification of the deferred tax assets associated with the Company's uncertain tax positions.  Prior to adoption, such deferred tax assets were netted against the liability for the uncertain tax positions.  As a result of the adoption, $117,304 of deferred tax assets were reclassified from the uncertain tax position liability to non-current deferred tax liabilities.  In addition, the Company previously reflected the liability for uncertain tax positions in taxes payable.  As a result of the adoption, the liability for uncertain tax positions is separately stated from taxes payable as either a current or non-current liability.  As of July, 1 2007, the total liability of $760,260 (as adjusted for the afore-mentioned deferred tax asset reclassification) was reclassified from current (taxes payable) to non-current (other tax obligations).

As of October 1, 2007, the Company had $628,475 of net, unrecognized tax benefits associated with its uncertain tax positions, of which the entire amount could ultimately reduce the Company’s effective tax rate. During the twelve months beginning October 1, 2007, the Company does not expect to reduce its liability for its uncertain tax positions as a result of settlements reached with certain state tax authorities and/or the expiration of applicable statutes of limitations. The Company is not currently under audit in any of the jurisdictions in which it conducts operations. Generally, all tax years prior to June 30, 2003 are closed under statute.

It is the Company’s continuing policy to account for interest and penalties associated with all of its income tax obligations as a component of income tax expense. The Company recognized approximately $7,000 (net of tax effect) of interest and no penalties as part of the provision for income taxes in the Unaudited Condensed Consolidated Income Statements during the three months ended September 30, 2007.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements. “SFAS 157 is a pervasive pronouncement that defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where such measurements are allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS 157 takes effect for fiscal years beginning after November 15, 2007, which for us is our fiscal year beginning July 1, 2008. We are currently evaluating the impact of adopting SFAS 157.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is our fiscal year beginning July 1, 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 may have on our consolidated financial statements.

NOTE 2 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		September 30, 2007 (Unaudited)	June 30, 2007
Accounts receivable, net
Accounts receivable, gross		$3,182,290	$2,224,826
Allowance for doubtful accounts		(60,000)	(60,000)
		$3,122,290	$2,164,826
Inventories
Raw materials		$2,394,357	$2,357,471
Finished goods		4,027,170	3,889,166
Less: reserves for obsolescence		(472,496)	(445,111)
		$5,949,031	$5,801,526

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$1,902,029	$1,861,414
Furniture and fixtures	7 years	565,398	565,398
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 years	859,448	859,448
Tooling and molds	3 years	2,532,862	2,522,217
Construction-in-progress (tooling and die)		448,950	402,461
		6,339,122	6,241,372
Less: Accumulated depreciation and amortization		3,737,252	3,489,149
		$2,601,871	$2,752,223

Goodwill and other intangible assets, net
Goodwill		$3,965,977	$3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$3,584,231	$3,584,231

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT

The Company’s indebtedness under secured bank loan agreements consisted of the following:

	September 30,2007	June 30, 2007
(Unaudited)
Bank term notes	$ 434,730	$ 471,083
Less: current maturities	$ 148,019	$ 147,118
Long-term debt	$ 286,711	$ 323,965

The Company has a revolving line of credit facility which provides for maximum borrowings of $3,000,000. As of September 30, 2007, the Company had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, the Company granted a security interest in all of its assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006, the Company entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. These amendments also modified certain financial covenants. On September 28, 2007, we entered into another amendment to the loan documents, which amended the EBITDA to fixed charge financial covenant and extended the expiration date for the credit facility to February 29, 2008. Borrowings bear interest at the bank’s Prime Rate (7.75% at September 30, 2007) and are payable on demand.

On March 17, 2006, the Company entered into a five-year term note with the bank in the amount of $250,000 that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal and interest of $5,054. At September 30, 2007, this note had a remaining principal balance of $184,730. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

In March 2005, the Company entered into a five-year term note with our bank in the amount of $500,000 that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At September 30, 2007, this note had a remaining principal balance of $250,000. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the amended revolving line of credit and the five-year term notes with the bank are subject to amended financial covenants, including monitoring a ratio of funded debt to EBITDA and EBITDA to fixed charge, as such are defined in the Loan Document Amendments. At September 30, 2007 and June 30, 2007, the Company was in compliance with all of its financial covenants.

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

The following table sets forth the computation of the basic and diluted earnings (loss) per share:

	Three Months Ended September 30,
	2007	2006
Numerator for basic and diluted:
Net income (loss)(a)	$ (187,158)	$ 542,465

Denominator :
For basic earnings (loss) per common share – weighted average shares outstanding	11,470,759	11,137,085
Effect of dilutive securities - stock options, restricted stock units and warrants(b)	–	455,505
For diluted earnings (loss) per common share – weighted average shares outstanding adjusted for assumed exercises	11,470,759	11,592,590

Basic earnings (loss) per share	$ (0.02)	$ 0.05

Diluted earnings (loss) per share	$ (0.02)	$ 0.05

(a)

Net loss for the three months ended September 30, 2007 includes $52,972 expense, net of tax or $0.00 per share basic and diluted. Net income for the three months ended September 30, 2006 includes $95,963 of stock-based compensation expense, net of tax or $0.01 per share basic and diluted.

(b)

Diluted net loss per share does not include 392,340 potential common shares derived from stock options and restricted stock units for the three months ended September 30, 2007 because, as a result of the Company incurring a net loss, their effect would have been anti-dilutive.

The following options and warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 2007 and 2006 because their exercise price was greater than the average market price of the common stock for those periods:

	Three Months Ended September 30,
	2007	2006
Anti-dilutive options and warrants	202,124	41,200

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION

The Company elected to adopt the provisions of SFAS No. 123 (R) effective as of July 1, 2006 by using the modified prospective application method.  Under this transition method, compensation cost recognized for the three months ended September 30, 2007 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Previously reported amounts have not been restated.

The effect of recording stock-based compensation for the three months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$ 30,615	$ 130,930
Non-employee director stock options	–	–
Employee restricted stock units	53,840	15,393
Amounts capitalized as inventory	(2,163)	(328)
Total stock-based compensation expense	$ 82,292	$ 145,995
Tax effect of stock-based compensation recognized	(29,320)	(50,032)
Net effect on net income	$ 52,972	$ 95,963

Excess tax benefit effect on:
Cash flows from operations	$ 0.00	$ (37,670)
Cash flows from financing activities	$ 0.00	$ 37,670
Effect on earnings per share:
Basic	$ 0.00	$ 0.01
Diluted	$ 0.00	$ 0.01

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

During the three months ended September 30, 2007, the Company granted 17,500 stock options with an estimated total grant-date fair value of $32,704 after estimated forfeitures.

As of September 30, 2007, the unrecorded deferred stock-based compensation balance was $749,801 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 2.7 years.

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

	Three Months Ended September 30,
	2007	2006

Risk-free interest rate	4.5%	4.7%
Dividend yield	0.0%	0.0%
Expected stock price volatility	55%	61%
Average expected life of options	4.5 years	6 years

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

Under the Company’s 1998 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of September 30, 2007, 51,009 common shares remain available for future issuance under the 1998 Plan. Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of September 30, 2007, no common shares had been issued under the 2006 Plan.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price

Balance outstanding at June 30, 2006	1,260,561	$1.54
Year ended June 30, 2007:
Options granted	222,124	6.05
Options exercised	(258,991)	1.17
Options cancelled/expired/forfeited	(35,000)	1.62
Balance outstanding at June 30, 2007	1,188,694	$2.46
Three months ended September 30, 2007:
Options granted	17,500	5.52
Options exercised	(67,333)	1.03
Options cancelled/expired/forfeited	(1,000)	.48
Balance outstanding at September 30, 2007	1,137,861	$2.59

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The options outstanding and exercisable at September 30, 2007 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.43 to $0.85	54,700	3.24	.55	$ 262,078	54,700.55		$ 262,078
$1.00 to $2.00	613,685	3.82	1.27	2,497,690	588,686	1.09	2,503,027
$2.01 to $6.33	469,476	6.97	4.57	363,829	227,850	3.97	312,428
	1,137,861	5.09	$2.59	$ 3,123,597	871,236	$1.81	$ 3,077,533

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.34 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2007 was 801,236.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended September 30, 2007 and 2006 was $2.74 and $2.73 per share, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $314,496 and $226,550, respectively.  The total cash received from employees as a result of employee stock option exercises during the three months ended September 30, 2007 and 2006 was $69,036 and $106,500, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three months ended September 30, 2007 and 2006 were $125,058 and $83,824, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the three months ended September 30, 2007, the Company’s Board of Directors did not approve any additional grants of restricted stock units. Stock-based compensation cost for restricted stock units for the three months ended September 30, 2007 was $53,840.

As of September 30, 2007, there was $319,873 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 2.0 years.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2006	80,000	$ 314,300	$ 3.93
Year ended June 30, 2007:
Restricted stock units granted	44,159	258,803	5.86
Restricted stock units vested	(20,000)	(78,700)	3.94
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at June 30, 2007	104,159	$ 494,403	$ 4.75

Three months ended September 30, 2007:
Restricted stock units granted	–	–	–
Restricted stock units vested	(2,179)	(9,999)	4.59
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at September 30, 2007	101,980	$ 484,404	$ 4.75

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

Changes in accrued product warranty costs for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007	2006
Accrued product warranty costs at the beginning of the period	$ 192,707	$ 230,437

Warranties accrued during the period	212,117	208,035
Warranties settled during the period	(202,412)	(215,673)
Net change in accrued warranty costs	9,705	(7,638)

Accrued product warranty costs at the end of the period	$ 202,412	$ 222,799

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RESEARCH AND DEVELOPMENT

Research and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For the three months ended September 30, 2007 and 2006, our research and product development costs were $497,366 and $419,876, respectively.

NOTE 8 – ADVERTISING EXPENSES

Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at September 30, 2007 and 2006 totaled $0 and $5,333, respectively. Advertising expense for the three months ended September 30, 2007 and 2006 amounted to $191,228 and $270,585, respectively.

NOTE 9 – LITIGATION AND CONTINGENCIES

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks. The suit seeks unspecified damages and fees. The Company believes that its inks do not infringe any valid U.S. patents and intends to vigorously defend these allegations of infringement. The loss of all or a part of this lawsuit could have a material adverse affect on our operations and financial position. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract, violation of antitrust laws, unfair competition and trade libel, seeking treble damages and recovery of legal fees. Pre-trial discovery in the patent infringement action has been completed. In September, the Court denied Xerox’s motion to dismiss the Company’s antitrust counterclaim, and allowed the Company to amend that counterclaim. This ruling allows the antitrust counterclaims to be heard with the patent infringement claims, with which they are intertwined. Xerox has agreed to dismiss Media Sciences International, Inc. as a defendant and has agreed to drop its claim for willful infringement. It is expected that this case will not be tried before the fall of 2008.

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

Other than the above, as at September 30, 2007, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 6, “Factors Affecting Results Including Risks and Uncertainties” included in our Form 10-KSB for the year ended June 30, 2007, filed September 24, 2007.  You should carefully review these risks and also review the risks described in other documents we file from time to time with the SEC.  You are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB for the year ended June 30, 2007, filed September 24, 2007.

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

Record Net Revenues.   For the three months ended September 30, 2007, we generated record net revenues of $6,431,000 exceeding our previous record of $6,078,000 set in our fiscal second quarter ended December 31, 2006. Our 14% year-over-year and 17% sequential net revenue growth was driven by greater order activity from existing customers as well as a number of new customers. For the first time in our corporate history, quarterly revenues from our toner-based products exceeded those of our solid ink products.

From a portfolio perspective, we benefitted from the launch of a number of new toner-based products during the most recent quarters. In particular, 22% of our toner-based product sales during the quarter were generated from a recently launched toner product line. These and several other relatively new toner-based products have been very well received by the market. As a result, demand for them greatly exceeded our initial forecasts and, accordingly, our ability to supply enough to satisfy all customer orders. Thus, we ended the quarter with $374,000 of backorders, as compared with $140,000 at the end of June 30, 2007. In response to the strong demand for these products, we increased production through our network of Asian contract manufacturers and expedited shipments of these products via air freight versus more economical, but substantially slower ocean freight.

Gross Margins.   For the quarter ended September 30, 2007, our gross margins were 46% as compared with 55% for the same period last year. The 900 basis point decrease in our margins was primarily driven by the following factors: (1) sales mix; (2) the cost of expedited inbound freight; and (3) charges in excess of expected reimbursements from vendors for defective products. Each of these is described below in more detail.

Sales Mix – Our greater mix of toner-based versus solid ink product sales in the most recent quarter accounted for about 500 basis points of the year-over-year margin decline. On a portfolio basis, our toner-based products typically have lower margins than our solid ink products. While we remain dependent on contract manufacturing partners for our toner-based products, it is unlikely that we will see any meaningful expansion of our toner margins. However, in phase II of our offshore plan, when we will be increasingly independent of our contract manufacturing partners, we estimate a potential improvement in our toner-based margins of between 700 and 1,200 basis points. We anticipate achieving these economies in phase II of our offshore plan by 2009 to 2010.

Expedited Inbound Freight – The cost of expediting toner-based product through our Asian supply chain accounted for about $221,000 during the quarter ended September 30, 2007, adversely impacting our margins by about 300 basis points. Historically, we have expedited the delivery of products associated with new product launches and thereafter, replenished stock levels through less expensive means. The recent change in our sales leadership is driving fundamental changes in product mix, and the demand for our products. As we respond to the higher levels of demand for certain of our products through better forecasting and planning, we strive to reduce the proportion of goods requiring expedited delivery.

Defective Product Charges – Charges associated with toner-based products that did not pass our strict quality assurance standards, totaled about $96,000 for the quarter, adversely impacting margins by about 100 basis points. These charges reflect product costs, including inbound freight net of expected vendor reimbursements. We are working with our contract manufacturers to ensure that our products are consistently made to our specifications and on improving their quality assurance processes to quickly identify and remedy deviations. We expect to mitigate our exposure to such costs in 2008, when we will be performing quality assurance locally in Asia, under phase I of our offshore plan. Longer-term, in 2009 and 2010, in phase II of our offshore plan, we will take greater control of the entire toner-based manufacturing process; from engineering through component procurement and assembly.

Litigation Update.   During the quarter, litigation costs totaled $241,000 (about $139,000 after tax or about $0.01 per share) as compared to $136,000 (about $92,000 after tax or about $0.01 per share) for the quarter ended September 30, 2006. Pretrial discovery in the Xerox patent infringement case was completed in September. In September, the Court denied Xerox’s motion to dismiss the Company’s antitrust counterclaim, and allowed the Company to amend that counterclaim. This ruling allows the antitrust counterclaims to be heard with the patent infringement claims, with which they are intertwined. Xerox has agreed to dismiss Media Sciences International, Inc. as a defendant and has agreed to drop its claim for willful infringement. It is expected that this case will not be tried before the fall of 2008. For more information regarding our litigation, see Note 9 to our condensed consolidated financial statements.

Business Start-up Costs.   During the quarter, the costs of implementing our offshore plan to commence toner-based manufacturing operations in China, totaled $155,000 (about $89,000 after tax or about $0.01 per share). During the quarter, we identified a number of prospective areas in south China to locate our Asian toner-based product manufacturing facilities and hired two key management personnel. We expect to execute a facility lease in south China sometime during our fiscal second quarter.

Stock-Based Compensation.   Our non-cash stock-based compensation expense recognized under SFAS No. 123(R) during the quarter ended September 30, 2007 totaled $82,000 (about $53,000 after tax or about $0.00 per share). This compares with $146,000 (about $96,000 after tax or about $0.01 per share) of stock-based compensation expense recognized in the year ago quarter ended September 30, 2006.

Net revenues, cost of goods sold, gross profit, gross margin, income (loss) from operations, net income (loss), and diluted earnings per share are the key indicators we use to monitor our financial condition and operating performance. We also use certain non-GAAP measures such as earnings before interest taxes, depreciation and amortization (EBITDA) to assess business trends and performance, and to forecast and plan future operations.  The following table sets forth the key quarterly and annual GAAP financial measures we use to manage our business (in thousands, except per share data).

	Fiscal Year 2008	Fiscal Year 2007
	1st	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter
Net revenues	$6,431	$5,625	$6,078	$5,306	$5,509
Costs of goods sold	$3,486	$2,515	$2,533	$2,395	$2,885
Gross profit	$2,945	$3,110	$3,545	$2,911	$2,624
Gross margin	45.8%	55.3%	58.3%	54.9%	47.6%
Income (loss) from operations (a)	($333)	$788	$937	$19	($753)
Operating margin	(5.2%)	14.0%	15.4%	0.4%	(13.7%)
Net income (loss)(b)	($187)	$542	$625	$26	($417)
Diluted earnings (loss) per share	($0.02)	$0.05	$0.05	$0.00	($0.04)

Stock-based compensation included in above results:
(a) Pretax	$82	$146	$250	$39	$48
(b) After-tax	$53	$96	$155	$27	$29

RESULTS OF OPERATIONS

Net Revenues.   Net revenues for the three months ended September 30, 2007 compared to the same period last year, increased by $0.8 million, or 14% to a record $6.4 million, from $5.6 million. For the three months ended September 30, 2007 as compared to the same period in 2006, sales of color toner cartridges increased by about 82%, while sales of solid ink sticks decreased approximately 20%. The year-over-year decline in solid ink revenues is attributed to a combination of factors including overall attrition in the installed base population of color solid ink printers, increased market competition, and timing of customer orders.

From a portfolio perspective, we benefitted from the launch of a number of new toner-based products during the most recent quarters. On March 26, 2007, we announced the launch of two new products; 100% newly designed and manufactured toner cartridges for use in Dell 5100cn and Xerox 6300/6350 color business printers and solid inks for use in Xerox Phaser 8560/8560 MFP color business printers. We began shipping both of these products in late March.

On May 30, 2007, we announced the launch of three new products; 100% newly designed and manufactured toner cartridges for use in Samsung CLP-500/510/550, Xerox Phaser 6100/6360 and Dell 5110cn, and Ricoh Aficio CL-2000/3000/3500 business color printers. We began shipping the toner cartridges for use in most of these products in June and July 2007.

As referenced in the executive summary, several of these relatively new toner-based products have been very well received by the market. As a result, demand for them greatly exceeded our initial forecasts and, accordingly, our ability to supply enough to satisfy all customer orders. In response to the strong demand for these products, we increased production through our network of Asian contract manufacturers and expedited shipments of these products. Despite these efforts, we ended the quarter with $370,000 of backorders, as compared with $140,000 at the end of June 30, 2007.

Overall, our net revenues are generally affected by recurring sales of our growing portfolio of color business printer supply products. To a lesser extent, some of the noted growth is also attributed to the general growth and increased market acceptance of color business printers and an increase in market share for some of our existing products.

Gross Profit.   The consolidated gross profit for the three months ended September 30, 2007 compared to the same period last year, decreased by $0.17 million or 5% to $2.95 million from $3.11 million. For the three months ended September 30, 2007 our gross margin was 46% of net revenues as compared with 55% of net revenues for the three months ended September 30, 2006. As described in detail in the executive summary, this 900 basis point decrease in margin is primarily attributed to (1) our sales mix; (2) the cost of expedited inbound freight; and (3) charges in excess of expected reimbursements from vendors for defective products.

Our margins reflect a portfolio of products. Generally solid ink products generate greater margins than do toner-based products. While margins within the solid ink product line are very consistent, margins within the toner-based product line vary quite significantly. As a result, our margins can vary materially not only as a function of the solid ink to toner sales mix, but of the sales mix within the toner-based product line itself. For the three months ended September 30, 2007, the impact of the change in our sales mix of products resulted in a 500 basis point year over year change in our margins. We expect to see changes in our margins, both favorable and unfavorable, as a result of continued changes in our sales mix.

Our China based manufacturing operations will provide us with the potential to improve our toner-based product margins by 700 to 1,100 basis points, however we do not anticipate achieving these economies until 2009 to 2010, during the second phase of the project.

We have historically expedited (through air versus sea shipment) the inbound shipment of newly introduced products and those where we experience backorders. As noted in the executive summary, during our fiscal first quarter, we experience a relatively high level of both. Our philosophy of expediting new product introductions and backordered items is based on our recognition that our printer consumable products have well established and readily available competition from the printer manufacturers and that, in the absence of the choice we offer, will be satisfied by those competitive products. While we plan to continue to expedite delivery of newly introduced products, we expect to improve our forecasting through newly acquired technology, thereby minimizing these significant shipping costs.

Our 46% gross margin for the quarter ended September 30, 2007 was approximately 200 basis points lower than the 48% gross margin we realized in the prior fiscal quarter ended June 30, 2007. The sequential decline in our gross margin resulted primarily from costs of expedited inbound freight and charges in excess of expected reimbursements from vendors for defective products that we incurred during the most recent quarter. Due to the progressive growth in the weight of our toner versus solid ink product mix, sales mix was a less significant contributor in the noted decline in our margins over the prior quarter.

Research and Development.   Research and development spending for the three months ended September 30, 2007 compared to the same period last year, increased by $0.08 million or 18% to $0.50 million from $0.42 million. The $0.50 million of research and development spending for the most recent quarter includes $0.01 million of non-cash stock-based compensation expense. As compared with the prior quarter, our research and development spending for the three months ended September 30, 2007, increased by $0.01 million, or 3% to $0.50 million from $0.49 million.

This increase was driven by our initiatives to increase our product breadth through the development and launch of new products. The increase in our research and development spending was primarily focused on new toner-based products as we accelerated the pace of new product development. Looking forward, we expect our research and development spending to represent a similar to slightly declining proportion of our net revenues.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended September 30, 2007 compared to the same period last year, increased by $0.86 million or 47% to $2.69 million from $1.84 million. The increase in selling, general and administrative expense was primarily driven by greater year-over-year compensation and benefits costs and increased professional fee spending, including litigation costs. Compensation and benefit costs, including sales commissions, increased by about $0.63 million over the same period last year. This increase was primarily driven by the hiring of additional sales and marketing personnel and, to a lesser extent, some operations personnel. The increase was also driven by about $0.16 million of costs associated with the start-up of our toner-based manufacturing operations in China. Most of the increase in professional fees was attributed to legal fees associated with the Xerox litigation and a lawsuit we have pending against our former insurance broker; for the quarter these costs totaled about $.24 million. For the three months ended September 30, 2007 as compared to the same period last year, our total legal fees, including those associated with litigation, increased by $0.15 million or 96% to $0.31 million from $0.16 million.

As compared with the prior quarter, selling, general and administrative expense for the three months ended September 30, 2007, decreased by $0.11 million, or 4% to $2.69 million from $2.81 million. This decrease was primarily driven by lower litigation and advertising costs, partially offset by greater compensation, commissions and benefits costs and greater travel and entertainment and professional fee costs. Legal fees associated with our pending Xerox and former insurance broker litigations decreased by $0.28 million or 54%, to $0.24 million for the three months ended September 30, 2007 from $0.53 million in the prior fiscal quarter.

Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended September 30, 2007 includes $0.07 million of non-cash stock-based compensation expense. This compares with $0.02 million of stock-based compensation expense in the year ago quarter ended September 30, 2006. Most of the year-over-year increase is attributed to executive compensation associated with our China based manufacturing operations and our newly reorganized sales and marketing operations.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended September 30, 2007 compared to the same period last year, increased by $0.022 million to $0.089 million from $0.067 million. The increase reflects asset additions we made over the year.

Interest Income (Expense), net.   For the three months ended September 30, 2007, we had net interest income of $0.008 million; unchanged from the year ago quarter ended September 30, 2006.

Income Taxes.   For the three months ended September 30, 2007, we recorded an income tax benefit of $0.138 million as compared with income tax expense of $0.253 million for the three months ended September 30, 2006. For the three months ended September 30, 2007 and 2006, our effective tax rates were 42.5% and 31.8%, respectively. Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities. The availability of tax credits associated with manufacturing and research and development activities, as well as exclusions, such as the Extraterritorial Income Exclusion, can result in an effective rate that is lower than the statutory rate.

Net Income (Loss).   For the three months ended September 30, 2007, we lost $0.19 million or $0.02 per share basic and diluted. This compares with the $0.54 million or $0.05 per share basic and diluted earned for the three months ended September 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Note 1 to the audited financial statements included in our Form 10-KSB for the year ended June 30, 2007 filed September 24, 2007. There were no material changes to these policies during the quarter ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2007, our cash and equivalents decreased by $0.81 million to $1.00 million. $0.75 million of this decrease was used in operating activities; $0.03 million was provided by financing activities, namely proceeds received from employees associated with option exercises, partially offset by $0.10 million of cash used in investing activities. Cash used in investing activities included the purchase of equipment, tooling and leasehold improvements in the amount of $0.10 million, representing a decrease of $0.07 million or 41% from the comparable spend of $0.17 million for the three months ended September 30, 2006.

We used $0.75 million of cash flow from operating activities for the three months ended September 30, 2007 as compared with a positive cash flow of $1.37 million for the three months ended September 30, 2006. The $0.75 million of cash used by operating activities for the three months ended September 30, 2007 resulted from $0.19 million of loss from operations, non-cash charges totaling $0.07 million and $0.63 million of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $.63 million decrease in our non-cash working capital were a $0.96 million increase in our accounts receivable, due to strong sales activity in September, a $0.33 million net change in taxes receivable and income taxes payable, a $0.15 million increase in accounts payable, and a $0.17 million increase in our inventories.

During the three months ended September 30, 2007, our inventory levels increased by $0.17 million or 3% to $5.95 million from $5.80 million. The increase in inventories was generally due to inventories associated with new product introductions and those we are preparing to launch, , including the recently launched products for use in the Dell 5110cn; the Samsung CLP-500, CLP550, and CLP-510; the Xerox Phaser 6360 and 6100; and the Richo Aficio CL-2000, CL-3000, and CL-3500 color business printers.

Our INKlusive program generates operating cash flow in advance of the income statement recognition associated with printer consumables being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement. This advanced funding of the INKlusive contract consideration by a third-party leasing company results in up-front cash receipts and corresponding deferred revenue obligations. As of September 30, 2007, deferred revenue associated with the program totaled $0.86 million, an increase of $0.02 million from the $0.84 million at June 30, 2007. The operating cash flow effect of this increase in a current liability was a corresponding increase in cash flow generated by operations. The ability of the INKlusive program to generate positive cash flow through increases in deferred revenue is a function of customer acceptance of future programs and the structure of the financing of those programs.

We have a revolving line of credit facility which provides for maximum borrowings of $3.0 million. As of September 30, 2007 and 2006, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006 we entered into agreements amending certain terms of the facility, which reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. On September 28, 2007 we entered into another amendment to the loan documents, which amended the EBITDA to fixed charge financial covenant and extended the expiration date for the credit facility to February 29, 2008. These amendments also modified certain financial covenants. Borrowings bear interest at the bank’s Prime Rate (7.75% at September 30, 2007) and are payable on demand.

In March 2006, we entered into a five-year term note with the bank in the amount of $0.25 million that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal and interest of $5,054. At September 30, 2007, this note had a remaining principal balance of $0.19 million. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

In March 2005, we entered into a five-year term note with our bank in the amount of $0.50 million that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At June 30, 2007, this note had a remaining principal balance of $0.25 million. The proceeds were used to finance the leasehold improvements to our

Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the amended revolving line of credit and the five-year term notes with the bank are subject to two amended financial covenants. These amended financial covenants include monitoring a ratio of funded debt to EBITDA and EBITDA to fixed charge, as such terms are defined in the amended loan agreements. At September 30, 2007 and 2006 and June 30, 2007, we were in compliance with all of its financial covenants.

Over the next twelve months, our operations may require additional funds and we may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means. We cannot provide assurance that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict our ability to operate our business. Our failure to raise capital when needed may harm our business and operating results.

SEASONALITY

Historically, we have not experienced any significant seasonality in our business. As we continue to grow our international business relative to our North American business, we may experience a more notable level of seasonality, especially during the summer months.

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates. We do not hedge our foreign currency exposures as the net impact of these exposures has historically been insignificant. We had no forward foreign exchange contracts outstanding as of September 30, 2007. In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the euro, the British pound, the Japanese yen, and the Chinese yuan. At September 30, 2007, all of our receivables were invoiced and collected in U.S. dollars. Commencing in our fiscal second quarter, we will have exposure to currency exchange risk from Euro and British pound-denominated sales. For these transactions we expect to be a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

Today, a significant portion of our toner-based products are purchased in U.S. dollars from Asian vendors and contract manufacturers. Although such transactions are denominated in U.S. dollars, over time, we are adversely affected by a weaker U.S. dollar, in the form of price increases, and, conversely, benefit from a stronger U.S. dollar. A majority of operating expenses associated with the start-up of our Asian manufacturing operations are also settled in non-U.S. dollar denominated currencies, in particular the Chinese Yuan. In these transactions, we benefit from a stronger U.S. dollar and are adversely affected by a weaker U.S. dollar. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating margins which are expressed in U.S. dollars.

Commodity Price Inflation Risk

We have experienced increases in raw materials costs and the costs of shipping and freight to deliver those material and finished products to our facility over the last twelve months. While we have historically offset a significant portion of this inflation in operating costs through increased productivity and improved yield, recent increases have impacted profit margins. We are pursuing efforts to improve our procurement of raw materials. We can provide no assurance that our efforts to mitigate increases in raw materials and shipping and freight costs will be successful.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information set forth under the caption “Market Risk” included in Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.   CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 9 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included under “Factors Affecting Results Including Risks and Uncertainties” in “Management’s Discussion and Analysis,” contained in Item 6 of Part II of our Form 10-KSB for the year ended June 30, 2007, filed September 24, 2007 and is incorporated herein by reference.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10.1	Fourth Amendment to Loan Documents (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 3, 2007)
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
_____
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2007 Dated: November 14, 2007	MEDIA SCIENCES INTERNATIONAL, INC. By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President By: /s/ Kevan D. Bloomgren Kevan D. Bloomgren Chief Financial Officer