Form 10-Q
period 2007-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2008-02-14
CIK 1024022

To Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2008, we had 11,679,699 shares of common stock issued and outstanding.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	June 30,
ASSETS	(Unaudited)	2007
CURRENT ASSETS:
Cash and cash equivalents	$ 925,006	$ 1,808,285
Accounts receivable, net	2,495,472	2,164,826
Inventories	7,489,109	5,801,526
Taxes receivable	317,289	566,967
Deferred tax assets	727,349	727,349
Prepaid expenses and other current assets	263,830	253,387
Total Current Assets	12,218,054	11,322,340

PROPERTY AND EQUIPMENT, NET	2,490,366	2,752,223

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Deferred tax assets	291,515	–
Other assets	142,271	65,672
Total Other Assets	4,018,017	3,649,903

TOTAL ASSETS	$ 18,726,437	$ 17,724,466

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank line of credit	$ 155,220	$ –
Current maturities of long-term debt	147,118	147,118
Accounts payable	2,226,711	1,428,379
Accrued compensation and benefits	591,414	757,116
Other accrued expenses and current liabilities	1,547,617	722,725
Accrued product warranty costs	203,895	192,707
Deferred revenue	571,831	603,234
Total Current Liabilities	5,443,806	3,851,279

OTHER LIABILITIES:
Long-term debt, less current maturities	250,994	323,965
Deferred rent liability	200,918	234,378
Deferred revenue, less current portion	196,383	240,893
Other tax obligations	724,556	589,298
Deferred tax liabilities	–	463,590
Total Other Liabilities	1,372,851	1,852,124

TOTAL LIABILITIES	6,816,657	5,703,403

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value
Authorized 1,000,000 shares; none issued	–	–
Common Stock, $.001 par value
Authorized 25,000,000 shares; issued and outstanding 11,679,699 shares
11,679,699 shares in December and 11,435,354 shares in June	11,679	11,435
Additional paid-in capital	11,729,110	11,136,505
Retained earnings	168,991	873,123
Total Shareholders' Equity	11,909,780	12,021,063

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 18,726,437	$ 17,724,466

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

NET REVENUES	$ 5,685,477	$ 6,077,555	$ 12,116,367	$ 11,702,089

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, shipping and freight	2,567,505	2,152,445	5,526,609	4,194,939
Depreciation and amortization	153,293	152,311	300,300	304,406
Product warranty	199,234	112,138	411,351	320,172
Shipping and freight	163,136	115,928	330,708	228,050
Total cost of goods sold	3,083,168	2,532,822	6,568,968	5,047,567

GROSS PROFIT	2,602,309	3,544,733	5,547,399	6,654,522

OTHER COSTS AND EXPENSES:
Research and development	468,914	372,144	966,280	792,020
Selling, general and administrative, excluding depreciation and amortization	2,876,776	2,164,534	5,568,822	4,000,170
Depreciation and amortization	95,160	70,771	184,555	137,484
Total other costs and expenses	3,440,850	2,607,449	6,719,657	4,929,674

INCOME (LOSS) FROM OPERATIONS	(838,541)	937,284	(1,172,258)	1,724,848

Interest income, net	1,052	24,933	9,042	33,048

INCOME (LOSS) BEFORE INCOME TAXES	(837,489)	962,217	(1,163,216)	1,757,896
Provision (benefit) for income taxes	(352,330)	336,794	(490,899)	590,008

NET INCOME (LOSS)	$ (485,159)	$ 625,423	(672,318)	1,167,888

EARNINGS (LOSS) PER SHARE
Basic	$ (0.04)	$ 0.06	$ (0.06)	$ 0.10
Diluted	$ (0.04)	$ 0.05	$ (0.06)	$ 0.10

WEIGHTED AVERAGE SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	11,576,357	11,221,435	11,523,930	11,179,621
Diluted	11,576,357	11,769,260	11,523,930	11,709,703

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED DECEMBER 31, 2007

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'
	Shares	Amount	Capital	Earnings	Equity
BALANCES, JUNE 30, 2007	11,435,354	$ 11,435	$ 11,136,505	$ 873,123	$ 12,021,063

Cumulative Change in Accounting - FIN 48	–	–	–	(31,814)	(31,814)
Issuance of common stock for exercise of stock options	242,166	242	243,276	–	243,518
Issuance of vested restricted stock units	2,179	2	(2)	–	–
Stock-based compensation expense	–	–	224,273	–	224,273
Tax benefit of stock-based compensation	–	–	125,058	–	125,058
Net loss	–	–	–	(672,318)	(672,318)
BALANCES, DECEMBER 31, 2007	11,679,699	$ 11,679	$ 11,729,110	$ 168,991	$ 11,909,780

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (672,318)	$ 1,167,888
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	508,275	442,442
Deferred income taxes	(755,105)	65,000
Tax benefits from employee stock options	125,058	–
Provision for inventory obsolescence	8,481	–
Recovery of bad debts	(4,134)	–
Stock-based compensation expense	221,337	396,741
Excess tax benefits from stock-based compensation	–	(98,120)
Changes in operating assets and liabilities :
Accounts receivable	(326,512)	(316,236)
Inventories	(1,693,128)	(966,893)
Income taxes	353,122	149,980
Prepaid expenses and other current assets	(87,042)	236,926
Accounts payable	798,332	946,264
Accrued compensation and benefits	(165,702)	(243,377)
Other accrued expenses and current liabilities	836,080	108,914
Deferred rent liability	(33,460)	(32,539)
Deferred revenue	(75,913)	(134,319)
Net cash provided (used) by operating activities	(962,629)	1,722,671

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(246,417)	(426,157)
Net cash used in investing activities	(246,417)	(426,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank credit line, net of repayments	155,220	–
Bank term loan repayments	(72,971)	(71,235)
Excess tax benefits from stock-based compensation	–	98,120
Proceeds from issuance of common stock	243,518	157,646
Net cash provided by financing activities	325,767	184,531

NET (DECREASE) INCREASE IN CASH	(883,279)	1,481,045

CASH, BEGINNING OF PERIOD	1,808,285	1,485,399

CASH, END OF PERIOD	$ 925,006	$ 2,966,444

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 16,191	$ 33,020
Income taxes paid (refunded)	$ (213,974)	$ 374,902

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business.   Media Sciences International, Inc. is a holding company which conducts its business through its operating subsidiaries. The Company is a manufacturer of business color printer supplies, which the Company distributes through an international network of dealers and distributors.

Basis of presentation.   The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007, filed with the SEC on September 24, 2007. The June 30, 2007 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2008.

As of December 31, 2007, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-KSB for the year ended June 30, 2007, except for the adoption of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.”

Reclassifications.   Certain prior period balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Estimates and Uncertainties.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates and assumptions made in the preparation of the financial statements relate to revenue recognition, accounts receivable reserves, inventory reserves, income taxes, warranty reserves, and certain accrued expenses. Actual results could differ from those estimates.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Recent Accounting Pronouncements.

In June 2006, the FASB issued FIN 48. FIN 48 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As used in this Interpretation, the term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date. FIN 48 was adopted by the Company beginning July 1, 2007.

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

As of December 31, 2007, the Company had $598,312 of net, unrecognized tax benefits associated with its uncertain tax positions, of which the entire amount could ultimately reduce the Company’s effective tax rate. During the twelve months beginning January 1, 2008, the Company does not expect to reduce its liability for its uncertain tax positions as a result of settlements reached with tax authorities and/or the expiration of applicable statutes of limitations. The Company is not currently under audit in any of the jurisdictions in which it conducts operations. Generally, all tax years prior to June 30, 2003 are closed under statute.

It is the Company’s continuing policy to account for interest and penalties associated with all of its income tax obligations as a component of income tax expense. The Company recognized approximately $30,000 (net of tax effect) of reduced interest exposure as part of the provision for income taxes in the Unaudited Condensed Consolidated Income Statements during the three months ended December 31, 2007. No penalties were recognized as part of this provision.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements. “SFAS 157 is a pervasive pronouncement that defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where such measurements are allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS 157 takes effect for fiscal years beginning after November 15, 2007, which for the Company is its fiscal year beginning July 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is its fiscal year beginning July 1, 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 may have on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141(R).

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		December 31, 2007 (Unaudited)	June 30, 2007
Accounts receivable, net
Accounts receivable, gross		$2,555,472	$2,224,826
Allowance for doubtful accounts		(60,000)	(60,000)
		$2,495,472	$2,164,826
Inventories
Raw materials		$2,939,859	$2,357,471
Finished goods		5,002,842	3,889,166
Less: reserves for obsolescence		(453,592)	(445,111)
		$7,489,109	$5,801,526

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$1,985,299	$1,861,414
Furniture and fixtures	7 years	567,729	565,398
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 years	893,560	859,448
Tooling and molds	3 years	2,733,814	2,522,217
Construction-in-progress (tooling and die)		276,950	402,461
		6,487,786	6,241,372
Less: Accumulated depreciation and amortization		3,997,420	3,489,149
		$2,490,366	$2,752,223

Goodwill and other intangible assets, net
Goodwill		$3,965,977	$3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$3,584,231	$3,584,231

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT

The Company’s indebtedness under secured bank loan agreements consisted of the following:

	December 31,2007	June 30, 2007
	(Unaudited)
Bank term notes	$ 398,112	$ 471,083
Less: current maturities	147,118	147,118
Long-term debt	$ 250,994	$ 323,965
Bank line of credit	155,220	–
Total secured bank debt	$ 406,214	$ 323,965

The Company has a revolving line of credit facility which provides for maximum borrowings of $3,000,000. As of December 31, 2007, the Company had an outstanding balance of $ 155,220 under this line. In connection with the negotiation of this facility during 2004, the Company granted a security interest in all of its assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006, the Company entered into an Amended and Restated Committed Line of Credit Note, and an Amendment to Loan Documents (collectively, the “Amendments”). The Amendments reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. These amendments also modified certain financial covenants. On September 28, 2007, the Company entered into another amendment to the loan documents, which amended the EBITDA to fixed charge financial covenant and extended the expiration date for the credit facility to February 29, 2008. Borrowings bear interest at the bank’s Prime Rate (7.25% at December 31, 2007) and are payable on demand.

On March 17, 2006, the Company entered into a five-year term note with the bank in the amount of $250,000 that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal and interest of $5,054. At December 31, 2007, this note had a remaining principal balance of $173,112. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

In March 2005, the Company entered into a five-year term note with its bank in the amount of $500,000 that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At December 31, 2007, this note had a remaining principal balance of $225,000. The proceeds were used to finance the leasehold improvements to the Company’s Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the amended revolving line of credit and the five-year term notes with the bank are subject to amended financial covenants, including monitoring a ratio of funded debt to EBITDA and EBITDA to fixed charge, as such are defined in the Loan Document Amendments. At June 30, 2007, the Company was in compliance with all of its financial covenants. At December 31, 2007, the Company was not in compliance with its financial covenants, which were waived by the Company’s bank. See “Note 10 – Subsequent Event” regarding a refinancing of the Company’s bank debt completed on February 12, 2008, as a result, all term and revolving debt due the Company’s former bank was repaid. Additionally, operating leases, held by an affiliate of the former bank, were tied to the same financial covenants, resulting in a cross default. Under terms of a separate waiver and amendment obtained from the bank’s affiliate, the Company has until May 15, 2008 to refinance these operating leases. At February 12, 2008, the contingent obligation under these operating leases was approximately $778,000. It is the Company’s intention to replace the current lessor of this equipment with another third-party commercial lessor. The Company is confident that the affected operating leases will be refinanced within the time frame specified by the waiver.

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

The following table sets forth the computation of the basic and diluted earnings (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Numerator for basic and diluted:
Net income (loss)	$ (485,159)	$ 625,423	$ (672,318)	$ 1,167,888

Denominator :
For basic earnings (loss) per common share – weighted average shares outstanding	11,576,357	11,221,435	11,523,930	11,179,621
Effect of dilutive securities - stock options, restricted stock units and warrants	–	547,825	–	530,082
For diluted earnings (loss) per common share – weighted average shares outstanding adjusted for assumed exercises	11,576,357	11,769,260	11,523,930	11,709,703

Basic earnings (loss) per share	$ (0.04)	$ 0.06	$ (0.06)	$ 0.10

Diluted earnings (loss) per share	$ (0.04)	$ 0.05	$ (0.06)	$ 0.10

The following options and warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three months ended December 31, 2007 and 2006 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for those periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Anti-dilutive options and warrants	347,025	82,632	347,025	82,632

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION

The Company elected to adopt the provisions of SFAS No. 123(R) effective as of July 1, 2006 by using the modified prospective application method.  Under this transition method, compensation cost recognized for the three and six months ended December 31, 2007and 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording stock-based compensation for the three months ended December 31, 2007 and 2006 was as follows:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$ 41,313	$ 15,296	$ 71,928	$ 146,226
Non-employee director stock options	38,993	220,507	38,993	220,507
Non-employee restricted stock units	9,670	–	19,341	–
Employee restricted stock units	47,522	16,267	94,012	31,660
Amounts capitalized as inventory	(773)	(1,652)	(2,936)	(1,652)
Total stock-based compensation expense	$ 136,725	$ 250,418	$ 221,338	$ 396,741
Tax effect of stock-based compensation recognized	(49,864)	(95,774)	(79,184)	(145,806)
Net effect on net income / loss	$ 86,861	$ 154,644	$ 142,154	$ 250,935

Excess tax benefit effect on:	$ 154,644	$ 154,644	$ 154,644	$ 154,644
Cash flows from operations	$ –	$ (60,450)	$ –	$ (98,120)
Cash flows from financing activities	$ –	$ 60,450	$ –	$ 98,120
Effect on earnings per share:
Basic	$ 0.01	$ 0.01	$ 0.01	$ 0.02
Diluted	$ 0.01	$ 0.01	$ 0.01	$ 0.02

During the three months ended December 31, 2007, the Company granted 134,544 stock options with an estimated total grant-date fair value of $317,218 after estimated forfeitures. For the six months ended December 31, 2007, the Company granted 152,044 stock options with an estimated total grant-date fair value of $349,922 after estimated forfeitures. During the three and six months ended December 31, 2007, the Company granted 3,157 shares of restricted stock with a grant date fair value of $13,890 after estimated forfeitures.

As of December 31, 2007, the unrecorded deferred stock-based compensation balance was $959,653 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 2.4 years.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Risk-free interest rate	4.2%	4.5%	4.2%	4.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	59%	55%	59%	56%
Average expected life of options	4.3 years	4.7 years	4.3 years	4.8 years

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program presently consists of two plans (the “Plans”): the Company’s 1998 Incentive Plan, as Amended and Restated (the “1998 Plan”) and the Company’s 2006 Stock Incentive Plan (the “2006 Plan”). Under both Plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards. Under the equity incentive program, stock options generally have a vesting period of three to five years, are exercisable for a period not to exceed ten years from the date of issuance and are not granted at prices less than the fair market value of the Company’s common stock at the grant date.  Restricted stock units may be granted with varying service-based vesting requirements.

Under the Company’s 1998 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments. As of December 31, 2007, 2,979 common shares remain available for future issuance under the 1998 Plan. The 1998 Plan expires on June 17, 2008. Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of December 31, 2007, 924,487 common shares remain available for future issuance under the 2006 Plan.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2007	1,188,694	$2.46
Six months ended December 31, 2007:
Options granted	152,044	5.53
Options exercised	(242,166)	1.01
Options cancelled/expired/forfeited	(15,292)	3.73
Balance outstanding at December 31, 2007	1,083,280	$3.20

The options outstanding and exercisable at December 31, 2007 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.43 to $0.85	29,200	5.54	.59	$ 108,332	29,200.59		$ 108,332
$1.00 to $2.00	468,685	3.51	1.34	1,387,681	447,019	1.11	1,424,886
$2.01 to $6.33	585,395	6.96	4.82	(304,405)	228,184	3.95	79,864
	1,083,280	5.43	$3.20	$ 1,191,608	704,403	$2.01	$ 1,613,082

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.30 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was 634,403.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the six months ended December 31, 2007 and 2006 was $2.79 and $3.10 per share, respectively.

The total intrinsic value of options exercised during the six months ended December 31, 2007 and 2006 was $940,822 and $516,409, respectively.  The total cash received from employees as a result of employee stock option exercises during the six months ended December 31, 2007 and 2006 was $243,518 and $157,646, respectively.  In connection with these exercises, the tax benefits realized by the Company for the six months ended December 31, 2007 and 2006 were $374,764 and $177,249, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the six months ended December 31, 2007, the Company’s Board of Directors approved the grant of 3,157 shares of restricted stock units to an employee. These restricted stock units vest in equal installments on the first, second and third anniversaries of the grant date. The value of the restricted stock units are based on the closing market price of the Company’s common stock on the date of award. The total grant date fair value of the restricted stock units granted during the six months ended December 31, 2007 was $13,890 after estimated forfeitures. Stock-based compensation cost for restricted stock units for the six months ended December 31, 2007 was $113,353.

As of December 31, 2007, there was $292,813 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 1.9 years.

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2007	104,159	$ 494,403	$ 4.75

Six months ended December 31, 2007:
Restricted stock units granted	3,157	17,837	5.65
Restricted stock units vested	(2,179)	(9,999)	4.59
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at December 31, 2007	105,137	$ 502,241	$ 4.78

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

Changes in accrued product warranty costs for the three and six months ended December 31, 2007 and 2006 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Accrued product warranty costs at the beginning of the period	$ 202,412	$ 222,799	$ 192,707	$ 230,437

Warranties accrued during the period	199,234	112,138	411,351	320,172
Warranties settled during the period	(197,751)	(40,825)	(400,163)	(356,497)
Net change in accrued warranty costs	1,483	(28,687)	11,188	(36,325)

Accrued product warranty costs at the end of the period	$ 203,895	$ 194,112	$ 203,895	$ 194,112

NOTE 7 – RESEARCH AND DEVELOPMENT

Research and product development costs, which consist of salary and related benefits costs of the Company’s technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For the three months ended December 31, 2007 and 2006, the Company’s research and product development costs were $468,914 and $372,144, respectively. For the six months ended December 31, 2007 and 2006, the Company’s research and product development costs were $966,280 and $792,020, respectively.

NOTE 8 – ADVERTISING EXPENSES

Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at December 31, 2007 and 2006 totaled $79,460 and $1,333, respectively. Advertising expense for the three months ended December 31, 2007 and 2006 amounted to $191,463 and $286,603, respectively. Advertising expense for the six months ended December 31, 2007 and 2006 amounted to $382,691 and $558,059, respectively.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LITIGATION AND CONTINGENCIES

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks. The suit seeks unspecified damages and fees. The Company believes that its inks do not infringe any valid U.S. patents and intends to vigorously defend these allegations of infringement. The loss of all or a part of this lawsuit could have a material adverse affect on the Company’s operations and financial position. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract, violation of antitrust laws, unfair competition and trade libel, seeking treble damages and recovery of legal fees. Pre-trial discovery in the patent infringement action has been completed. In September 2007, the Court denied Xerox’s motion to dismiss the Company’s antitrust counterclaim, and allowed the Company to amend that counterclaim. This ruling allows the antitrust counterclaims to be heard with the patent infringement claims, with which they are intertwined. Xerox has agreed to drop its claim for willful infringement. It is expected that this case will not be tried before the fall of 2008.

In May 2005, the Company filed suit in New Jersey state court against its former insurance broker for insurance malpractice. The suit contends that the insurance broker was negligent and breached its duty of care in connection with the procurement of successive umbrella insurance policies. The suit asserts four causes of action for negligent procurement, failure to procure required coverage, breach of the standard of care, and failure to advise. The suit seeks recovery of the balance of unrecouped losses for third party damages that should have been covered under the Company’s umbrella insurance coverage, but for the aforementioned negligence and breaches of duty by the insurance broker.

Proceeds of this suit, if any, will be recorded in the period when received. In June 2007, certain core matters before the Superior Court of New Jersey were heard and summary judgment was rendered. One of the key rulings in the case was not in the Company’s favor. This unfavorable ruling is in the process of being appealed to the Appellate Division and is expected to be heard sometime in early calendar 2008. The Company’s counsel on the matter has agreed to prosecute the entire appeal on a pure contingency basis.

Other than the above, as at December 31, 2007, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

NOTE 10 – SUBSEQUENT EVENT

On February 12, 2008, the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit for up to $8,000,000. The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. The advance limit under the line of credit is the lesser of (a) $8,000,000, or (b) up to 85% of eligible accounts receivable plus up to the lesser of (i) $3,000,000 or (ii) 50% of eligible inventory. The applicable interest rate on the revolving loan is to vary based upon certain financial criteria. Under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus ½%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. The line of credit is secured by a first priority security interest in substantially all of the Company’s assets. Proceeds were drawn down under this line to repay all revolving and term debt extended by the Company’s former bank.

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

Net Revenues.   For the three months ended December 31, 2007, our revenues were significantly impacted by weak post-Thanksgiving order activity. As a result, net revenues for the three months ended December 31, 2007 compared to the same period last year, decreased by $393,000 or 6% from $6,078,000 to $5,685,000, and decreased sequentially from the three months ended September 30, 2007 by $745,000 or 12% from $6,431,000.

The order activity at the end of November and into December was unexpected and inconsistent with the periods leading up to that time and the order activity we have experienced in January and to date in February 2008. Management has analyzed sales during the December period looking at geographic, customer and product trends and found no apparent single significant contributing factor – it appears the weakness was broad-based.

For the six months ended December 31, 2007, revenues generated out of EMEA (Europe, Middle East and Africa) were up 32% on a year-over-year basis, while sales generated in the Americas were down 2%.

Approximately one year ago we initiated a significant change in our sales strategy and leadership. We recognized that we had not and were not going to achieve the level of revenue growth we are capable of by focusing on the smallest segment that is the imaging channel. While we benefit from the imaging channel, where smaller dealers and distributors typically sell to smaller end users and purchase decisions are made more quickly, we believe that 70% of the market opportunity is within the mid to large business segment of the market typically served by the computer and office channels. The change in sales strategy, particularly in the United States, shifted our focus from the imaging channel to the office and computer channels where purchase decisions tend to be made more slowly and the sales gestation period is longer.

Over the last nine months, we have instituted a large number of changes in order to effectively address the larger opportunity offered by the office and computer channels. These changes have included changes in pricing, programs, sales personnel, commission structures, rebate programs, and sales reporting and forecasting technology. The result of these efforts has been 20-23% year-over-year increases in our revenues through the computer and office channels, and more importantly new relationships which we expect will provide much more meaningful future growth.

We are committed to our strategy in the office and computer channels. While significant revenue growth has been slower to develop than we had anticipated, the opportunity remains and our confidence in our ability to achieve significant revenue growth through these channels is high. We also believe that we can return to growth in the imaging channel through intensified sales and marketing efforts targeting these partners and end users.

Litigation Update.   For the three and six months ended December 31, 2007, litigation costs totaled $352,000 ($211,000 after tax or about $0.02 per share) and $593,000 ($356,000 after tax or about $0.03 per share), respectively. In the prior fiscal year, litigation costs totaled $124,000 ($74,000 after tax or about $0.01 per share) for the three months and $260,000 ($156,000 after tax or about $0.01 per share) for the six months ended December 31, 2006. Pretrial discovery in the Xerox patent infringement case was completed in September. In September, the Court denied Xerox’s motion to dismiss the Company’s antitrust counterclaim and ruled that those claims should be heard with the patent infringement claims. At that time, Xerox also agreed to drop its claim of willful infringement. It is expected that this case will not be tried before the fall of 2008. For more information regarding our litigation, see Note 9 to our condensed consolidated financial statements.

Business Start-up Costs.   For the three and six months ended December 31, 2007, the costs of implementing our offshore plan to commence toner-based manufacturing operations in China, totaled $196,000 ($118,000 after tax or about $0.01 per share) and $346,000 ($208,000 after tax or about $0.02 per share), respectively. During the quarter, we signed a facility lease in south China and made great progress in the substantial regulatory process of forming the legal entity for the business in China. In the comparative three and six month periods ended December 31, 2006, we incurred no such business start-up costs.

Stock-Based Compensation.   For the three and six months ended December 31, 2007, our non-cash stock-based compensation expense recognized under SFAS No. 123(R) totaled $137,000 ($87,000 after tax or about $0.00 per share) $221,000 ($142,000 after tax or about $0.01 per share), respectively. In the prior fiscal year, non-cash stock-based compensation expense totaled $250,000 ($155,000 after tax or about $0.01 per share) for the three months and $397,000 ($251,000 after tax or about $0.02 per share) for the six months ended December 31, 2006.

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

	Fiscal Year 2008		Fiscal Year 2007
	1st	2nd	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net revenues	$6,431	$5,685	$5,625	$6,078	$5,306	$5,509
Cost of goods sold	$3,486	$3,083	$2,515	$2,533	$2,395	$2,885
Gross profit	$2,945	$2,602	$3,110	$3,545	$2,911	$2,624
Gross margin	45.8%	45.8%	55.3%	58.3%	54.9%	47.6%
Income (loss) from operations (a)	($333)	($839)	$788	$937	$19	($753)
Operating margin	(5.2%)	(14.8%)	14.0%	15.4%	0.4%	(13.7%)
Net income (loss)(b)	($187)	($485)	$542	$625	$26	($417)
Diluted earnings (loss) per share	($0.02)	($0.04)	$0.05	$0.05	$0.00	($0.04)

Stock-based compensation included in above results:
(a) Pretax	$82	$137	$146	$250	$39	$48
(b) After-tax	$53	$87	$96	$155	$27	$29

RESULTS OF OPERATIONS

Net Revenues.   Net revenues for the three months ended December 31, 2007 compared to the same period last year, decreased by $393,000 from $6,078,000, or 6% to $5,685,000. For the three months ended December 31, 2007 as compared to the same period in 2006, sales of color toner cartridges increased by about 18%, while sales of solid ink sticks decreased approximately 19%. Net revenues for the six months ended December 31, 2007 compared to the same period last year, increased by $414,000, or 4% from $11,702,000 to $12,116,000. For the six months ended December 31, 2007 as compared to the same period in 2006, sales of color toner cartridges increased by about 46%, while sales of solid ink sticks decreased approximately 19%.

The year over year growth in toner cartridge revenue is in line with expectations that the growth in our toner cartridge revenues will outpace that of our solid ink revenues, as the market for color toner cartridges represents more than 90% of the workgroup color printer supply market. As a result of this market dynamic and Xerox’s limited introduction of new printers based on solid ink technology, our development efforts and new product introductions have been weighted towards color toner products. We believe the year-over-year decline in solid ink revenues can be attributed to a combination of factors including overall attrition in the installed base population of color solid ink printers, increased market competition, and timing of customer orders.

Contributing to the year-over-year decline in revenues were lower revenues from INKlusive printer placements. While INKlusive unit placements were materially the same for the three months ended December 31, 2007 versus the three months ended December 31, 2006, the revenue recognized in 2007 was about $74,000 less reflecting the continuing trend of declining business color printer prices. Further contributing to the decline in year-over-year revenues was the discontinuance of sales of supplies directly to end users through our Cadapult subsidiary. For the three months ended December 31, 2006, sales of supplies directly to end users through our Cadapult subsidiary were about $136,000. With the discontinuance of the Cadapult operations in our fiscal first quarter ended September 30, 2007, we recognized no comparative revenues for the three months ended December 31, 2007.

Overall, we saw a significant decline in order activity after the Thanksgiving holiday. October and early November sales orders were in-line with our record order activity during the prior quarter. However, late November and December order activity was substantially below that which we experienced during the prior fiscal quarter, or during the month of October. This order weakness has not persisted into January 2008. January’s order activity stands among the top three months this fiscal year for order activity, and February’s order activity to date appears even stronger.

From a year-over-year perspective, we noted in our third fiscal quarter last year that the structure of our channel growth rebate program, which was based on “sell in” versus “sell through” measures, provided financial incentives for sequential quarterly growth of Media Sciences’ product purchases. Last year we noted that at the end of December 2006, two customers placed orders aggregating $344,000 to achieve their maximum rebate. We believe the unintended result of the then growth rebate program was to shift revenues, which would have normally occurred in our fiscal third quarter of 2007 into our fiscal second quarter 2007. We restructured our growth rebate programs for Fiscal 2008; the new program is based on “sell through” data. Had our prior growth rebate program not been in place or had it been structured differently, we estimate that our revenues for our quarter ended December 31, 2006 would have been approximately $269,000 lower, net of rebates. Further, the orders placed at the end of December 2006 were heavily weighted towards solid ink, thereby exacerbating the comparative year-over-year decline in solid ink revenues.

On May 30, 2007, we announced the launch of several new products: 100% newly designed and manufactured toner cartridges for use in Samsung CLP-500/510/550, Xerox Phaser 6100 and 6360, Dell 5110 and Ricoh Aficio CL-2000/3000/3500 business color printers. We began shipping the toner cartridges for use in most of these products in June and July 2007. After initial delays due to problems with a contract manufacturing partner, cartridges for use in the Samsung CLP-500, 510 and 550 began shipping in volumes in January 2008.

Also in January 2008, we announced the launch of two new products: 100% newly designed and manufactured toner cartridges for use in Samsung CLP-300/CLX-3160/CLX-2160, and Xerox Phaser 6110/6110MFP business color printers. We began shipping limited quantities of these products in December 2007.

As referenced in the executive summary, several of these relatively new toner-based products have been very well received by the market. As a result, demand for them greatly exceeded our initial forecasts and, accordingly, our ability to supply enough to satisfy all customer orders. In response to the strong demand for these products, we increased production through our network of Asian contract manufacturers and expedited shipments of these products. We ended the quarter with backorders of $235,000 as compared with $370,000 at the end of September 30, 2007.

Gross Profit.   The consolidated gross profit for the three months ended December 31, 2007 compared to the same period last year, decreased by $943,000 or 27% to $2,602,000 from $3,545,000. The consolidated gross profit for the six months ended December 31, 2007 compared to the same period last year, decreased by $1,108,000 or 17% to $5,547,000 from $6,655,000. For the three and six months ended December 31, 2007, our gross margin was 46% of net revenues as compared with 58% and 57% of net revenues for the three and six months ended December 31, 2006 respectively. As discussed in the executive summary, this 1,100 – 1,200 basis point decrease in margin is primarily attributed to (1) our sales mix; (2) the higher year-over-year production and shipping costs; and (3) slightly greater comparative warranty costs.

Sales Mix – Our margins reflect a portfolio of products. Generally, solid ink products generate greater margins than do toner-based products. While margins within the solid ink product line are very consistent, margins within the toner-based product line vary quite significantly. As a result, our margins can vary materially, not only as a function of the solid ink to toner sales mix, but of the sales mix within the toner-based product line itself. For the three months ended December 31, 2007, the impact of the change in our sales mix of products resulted in about 500 basis points of year-over-year change in our margins. We expect to see changes in our margins, both favorable and unfavorable, as a result of continued changes in our sales mix.

Shipping Costs – Year-over-year, we experienced increases in our delivered material and finished goods prices as well as in our out-bound shipping costs that we pay on behalf of our customers due to higher shipping costs. Inbound and out-bound shipping costs are reflected as components of “Cost of goods sold.” For the three months ended December 31, 2007, the impact of these greater shipping costs was about 300 basis points of year over year change in our margins.

Production Costs – Year-over-year, we experienced increases in our production costs. For the three months ended December 31, 2007, the impact of higher production costs represented about 200 basis points of year over year change in our margins. These increased costs included (1) the costs of labor and supplies associated with custom labeling for certain new private label customers; (2) additional quality assurance labor associated with the growth of our toner-based product volumes; (3) domestic personnel to fill and package limited quantities of toner-based product for sale to U.S. military and governmental entities; and (4) during the three months ended December 31, 2007, we incurred substantial overtime and temporary labor costs on production earmarked for our newly established European distribution operation.

Product Warranty Costs – For the same quarter, year-over-year, we experienced an increase in our product warranty costs. For the three months ended December 31, 2007, versus the year ago period, higher product warranty costs represented an almost 200 basis points reduction in our gross margin. From a historical perspective, product warranty expense at 1.8% of net revenues for the prior year quarter ended December 31, 2006 was unusually low, compared with our fiscal 2007 average of 3.2%. Excluding our fiscal quarter ended December 31, 2007, our quarterly product warranty expense during the rest of fiscal 2007 ranged between a high of 4.4% and a low of 3.1%. Product warranty costs for the three and six months ended December 31, 2007 represented 3.5% and 3.4% of net revenues, respectively, not significantly different than our historical average.

We have historically expedited (through air versus sea shipment) the inbound shipment of newly introduced products and those where we experience backorders. As noted in the executive summary, during our fiscal first quarter, we experienced a relatively high level of both. Our philosophy of expediting new product introductions and backordered items is based on our recognition that our printer consumable products have well established and readily available competition from the printer manufacturers and that, in the absence of the choice we offer, will be satisfied by those competitive products. While we plan to continue to expedite delivery of newly introduced products, we expect to improve our forecasting through newly acquired technology, thereby minimizing these significant shipping costs.

Our 46% gross margin for the quarter ended December 31, 2007 was in-line with that of our prior fiscal quarter ended September 30, 2007. On a sequential basis, we enjoyed a more favorable (ink to toner) sales mix during the quarter ended December 31, 2007. However, the benefits of this more favorable sales mix were offset by greater productions costs. Also contributing to the sales mix margin benefit offset was our 12% sequential decline in net revenues, which magnified the margin impact of the shipping costs, which in dollars were substantially the same as the first quarter, and of our fixed manufacturing and other product costs. For example, manufacturing depreciation and amortization was about $153,000 for the quarter, up slightly from about $147,000 in the preceding quarter ended September 30, 2007. These amounts represent about 2.7% and 2.3%, respectively, of each quarter’s net revenues. Regarding inbound freight expense for the quarter, we recognized about $230,000 of expense associated with importing toner-based products from Asia. This compares with about $221,000 in the preceding quarter ended September 30, 2007. Respectively, these costs, although similar in amount, represented about 4% and 3% of each quarter’s reported net revenues.

We currently expect our China based manufacturing operations to be ready for production by the end of our fiscal year. In its second phase, we expect these operations will provide us with the potential to improve our toner-based product margins by an additional 700 to 1,100 basis points. We anticipate achieving these economies on a gradual basis starting in Fiscal 2009.

Research and Development.   Research and development spending for the three months ended December 31, 2007 compared to the same period last year, increased by $97,000 or 26% to $469,000 from $372,000. The $469,000 of research and development spending for the most recent quarter includes $12,000 of non-cash stock-based compensation expense. As compared with the prior quarter, our research and development spending for the three months ended September 30, 2007 decreased by $28,000, or 6% to $469,000 from $497,000.

For the six months ended December 31, 2007, research and development spending increased by $174,000 or 22% to $966,000 from $792,000 for the same period last year. The $966,000 of research and development spending for the six months ended December 31, 2007 includes $22,000 of non-cash stock-based compensation expense.

The year-over-year increase in our research and development costs was driven by our initiatives to increase our product breadth through the development and launch of new products. The increase in our research and development spending was primarily focused on new toner-based products as we accelerated the pace of new product development. Looking forward, we expect our research and development spending to represent a similar to slightly declining proportion of our net revenues.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended December 31, 2007 compared to the same period last year, increased by $712,000 or 33% to $2,877,000 from $2,165,000. For the six months ended December 31, 2007, selling, general and administrative expense, exclusive of depreciation and amortization increased by $1,569,000 or 39% to $5,569,000 from $4,000,000 for the same period last year.

The increase in selling, general and administrative expense was primarily driven by greater year-over-year compensation and benefits costs and increased professional fee spending, including litigation costs. For the three and six months ended December 31, 2007 as compared to the same period in 2006, compensation and benefit costs, including sales commissions, increased by about $482,000 and $1,118,000, respectively. This increase was driven by the hiring of additional: (1) sales and marketing personnel; (2) management personnel associated with the start-up of our operations in China; and (3) some operations personnel. For the three and six months ended December 31, 2007, start-up costs associated with our toner-based manufacturing operations in China totaled about $196,000 and $346,000, respectively (compensation and benefits costs representing $147,000 and $264,000, respectively, of these costs). In the comparative year ago period, we had no start-up expenses.

Most of the increase in professional fees was attributed to legal fees associated with the Xerox litigation; for the three and six months ended December 31, 2007 litigation costs totaled $352,000 and $593,000, respectively. In the prior fiscal year, litigation costs totaled $124,000 for the three months and $260,000 for the six months ended December 31, 2006.

As compared with the prior quarter, selling, general and administrative expense for the three months ended December 31, 2007, increased by $185,000, or 7% to $2,877,000 from $2,692,000. This increase was primarily driven by greater litigation costs, travel and entertainment costs, and shipping costs associated with moving inventories to our third-party logistics facility in Europe. These increases were partially offset by lower non-legal professional fees, advertising, and sales commissions. Legal fees associated with our Xerox litigation increased by $107,000 or 45%, to $343,000 for the three months ended December 31, 2007 from $236,000 in the prior fiscal quarter.

Selling, general and administrative expense, exclusive of depreciation and amortization, for the three and six months ended December 31, 2007 includes about $124,000 and $200,000 of non-cash stock-based compensation expense, respectively. This compares with about $242,000 and $261,000 of stock-based compensation expense in the year ago three and six months ended December 31, 2006. Most of the year-over-year decrease is attributed to an immediately vesting stock-based compensation grant to our Directors during the three months ended December 31, 2006.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended December 31, 2007 compared to the same period last year, increased by $24,000 or 34% to $95,000 from $71,000. For the six months ended December 31, 2007, compared to the same period in 2006, non-manufacturing depreciation and amortization expense increased by $48,000 or 35% to $185,000 from $137,000. The increase in non-manufacturing depreciation and amortization expense reflects asset additions made over the year.

Interest Income (Expense), net.   For the three and six months ended December 30, 2007, we had net interest income of $1,000 and $9,000, respectively. This compares with net interest income of $25,000 and $33,000, respectively, for the prior year’s three and six months ended December 31, 2006. These decreases were the result of lower year-over-year average cash balances maintained by the Company.

Income Taxes.   For the three and six months ended December 31, 2007, we recorded income tax benefits of $352,000 and $491,000, respectively. This compares with income tax expense of $337,000 and $590,000, respectively, for the three and six months ended December 31, 2006. For the three and six months ended December 31, 2007, our effective tax rates were 42.5% and 42.1%, respectively. This compares with 35.0% and 33.6%, respectively, for the three and six months ended December 31, 2006. Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities. The availability of tax credits associated with manufacturing and research and development activities, as well as exclusions, such as the Extraterritorial Income Exclusion, can result in an effective rate that is lower than the statutory rate.

Net Income (Loss).   For the three and six months ended December 31, 2007, we lost $485,000 ($0.04 per share basic and diluted) and $672,000 ($0.06 per share basic and diluted). This compares with net income of $625,000 ($0.06 per share basic and $0.05 per share diluted) and $1,168,000 ($0.10 per share basic and diluted), respectively, generated in the prior year for the three and six months ended December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Note 1 to the audited financial statements included in our Form 10-KSB for the year ended June 30, 2007 filed September 24, 2007. There were no material changes to these policies during the quarter ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2007, our cash and equivalents decreased by $883,000 to $925,000. $963,000 of this decrease was used by operating activities; $326,000 was provided by financing activities, primarily proceeds received from employees associated with option exercises; and $246,000 of cash was used in investing activities. Cash used in investing activities included the purchase of equipment, tooling and leasehold improvements in the amount of $246,000, representing a decrease of $180,000 or 42% from the comparable spend of $426,000 for the six months ended December 31, 2006.

We used $963,000 of cash flow from operating activities for the six months ended December 31, 2007 as compared with a positive cash flow of $1,723,000 for the six months ended December 31, 2006. The $963,000 of cash used by operating activities for the six months ended December 31, 2007 resulted from $672,000 of loss from operations, non-cash charges totaling $104,000 and $394,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $962,000 decrease in our non-cash working capital were a $1,693,000 increase in our inventories, a $327,000 increase in our accounts receivable, due to lower sales activity in December, partially offset by a $798,000 increase in our accounts payable and a $836,000 increase in our accrued expenses and current liabilities, associated with the purchase of inventories.

During the six months ended December 31, 2007, our inventory levels increased by $1,693,000 or 29% to $7,489,000 from $5,802,000. The increase in raw materials and finished goods inventories was generally due to purchasing and production associated with new product introductions and those we are preparing to launch, including the recently launched products for use in the Dell 5110cn; the Samsung CLP-500, CLP550, and CLP-510; the Xerox Phaser 6360 and 6100; and the Samsung CLP-300/CLX-3160/CLX-2160, and Xerox Phaser 6110/6110MFP color business printers. Our toner-based product production lead times, which are as long as five months, can have a significant impact on our inventory levels. Our inventory levels can change significantly depending upon our level of sales activity during a given period and the timing of our receipt of such inventories under such long lead time purchase commitments. In the three months ended December 31, 2007 our lower than expected level of sales activity during the month of December also contributed to our increase in inventories. As we execute our toner-based manufacturing plan in China, we expect to meaningfully reduce both our replenishment lead times and our minimum order quantities. Accordingly, until we have our China-based manufacturing operation in production, we will continue to bear some volatility in our working capital demands resulting from our present long supply-chain lead times and large minimum order quantities. Based on the present status of our business formation in China, we currently anticipate we may start commercial production early in our fiscal 2009 first quarter.

Our INKlusive program generates operating cash flow in advance of the income statement recognition associated with printer consumables being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement. This advanced funding of the INKlusive contract consideration by a third-party leasing company results in up-front cash receipts and corresponding deferred revenue obligations. As of December 31, 2007, deferred revenue associated with the program totaled $768,000, a decrease of $76,000 from the $844,000 at June 30, 2007. The operating cash flow effect of this decrease in a current liability was a corresponding decrease in cash flow generated by operations. The ability of the INKlusive program to generate positive cash flow through increases in deferred revenue is a function of customer acceptance of future programs and the structure of the financing of those programs.

We have a revolving line of credit facility which provides for maximum borrowings of $3.0 million. As of December 31, 2007, we had $155,000 outstanding under this line. In the comparable prior year period ended December 31, 2006, we had no outstanding balance under this line. In connection with the negotiation of this facility during 2004, we granted a security interest in all of our assets. Borrowings through January 23, 2006 bore interest at a rate of 0.75% over the bank’s Prime Rate. On January 23, 2006, we entered into agreements amending certain terms of the facility, which reduced the interest rate by 0.75% to the bank’s Prime Rate, and extended the expiration date of the facility by one year to November 30, 2007. On September 28, 2007, we entered into another amendment to the loan documents, which amended the EBITDA to fixed charge financial covenant and extended the expiration date for the credit facility to February 29, 2008. These amendments also modified certain financial covenants. Borrowings bear interest at the bank’s Prime Rate (7.75% at December 31, 2007) and are payable on demand.

On March 17, 2006, the Company entered into a five-year term note with the bank in the amount of $250,000 that bears interest at a fixed rate of 7.75%, and requires monthly repayments of principal and interest of $5,054. At December 31, 2007, this note had a remaining principal balance of $173,112. The proceeds were used to finance the purchase of certain long-lived manufacturing property and equipment. The note is cross collateralized and contains cross default provisions with the revolving line of credit facility.

In March 2005, the Company entered into a five-year term note with our bank in the amount of $500,000 that bears interest at a fixed rate of 6.5%, and requires monthly repayments of principal of $8,333. At December 31, 2007, this note had a remaining principal balance of $225,000. The proceeds were used to finance the leasehold improvements to our Oakland facility. The note is cross collateralized and contains cross default provisions with the revolving line of credit.

Both the amended revolving line of credit and the five-year term notes with the bank are subject to two amended financial covenants. These amended financial covenants include monitoring a ratio of funded debt to EBITDA and EBITDA to fixed charge, as such terms are defined in the amended loan agreements. At June 30, 2007, we were in compliance with all of its financial covenants. At December 31, 2007, we were not in compliance with its financial covenants, which were waived by the Company’s bank. See “Note 10 – Subsequent Event” regarding a refinancing of our bank debt completed on February 12, 2008, as a result, all term and revolving debt due our former bank was repaid. Additionally, operating leases, held by an affiliate of the former bank, were tied to the same financial covenants, resulting in a cross default. Under terms of a separate waiver and amendment obtained from the bank’s affiliate, we have until May 15, 2008 to refinance these operating leases. At February 12, 2008, the contingent obligation under these operating leases was approximately $778,000. It is our intention to replace the current lessor of this equipment with another third-party commercial lessor. We are confident that the affected operating leases will be refinanced within the time frame specified by the waiver.

Over the next twelve months, our operations may require additional funds and we may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict our ability to operate our business. Our failure to raise capital when needed may harm our business and operating results. As described above, we have financial and other covenants we must meet under our loan agreements. Failure to meet these covenants or obtain acceptable amendments to the requirements or waivers could trigger payment of the debt and adversely impact our liquidity and ability to operate. We cannot provide assurance that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet our business needs.

SEASONALITY

Historically, we have not experienced any significant seasonality in our business. As we continue to grow our international business relative to our North American business and as our distribution channel customer mix changes, we may experience a more notable level of seasonality, especially during the summer months and other periods such as calendar year end.

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates. We do not hedge our foreign currency exposures as the net impact of these exposures has historically been insignificant. We had no forward foreign exchange contracts outstanding as of December 31, 2007. In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the euro, the British pound, the Japanese yen, and the Chinese yuan. At December 31, 2007, about 92% of our receivables were invoiced and collected in U.S. dollars. Beginning in our fiscal second quarter ended December 31, 2007, we were exposed to currency exchange risk from Euro and British pound-denominated sales. For these transactions we expect to be a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

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

Commodity Price Inflation Risk

Over the last twelve months, we have experienced increases in raw materials costs and the costs of shipping and freight to deliver those material and finished products to our facility and, where paid for by us, shipments to customers. While we have historically offset a significant portion of this inflation in operating costs through increased productivity and improved yield, recent increases have impacted profit margins. We are pursuing efforts to improve our procurement of raw materials. We can provide no assurance that our efforts to mitigate increases in raw materials and shipping and freight costs will be successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information set forth under the caption “Market Risk” included in Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also refer to the last paragraph of “Liquidity and Capital Resources” contained in this report for additional discussion of issues regarding liquidity.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

On February 12, 2008, we entered into an agreement with Sovereign Bank for a three year revolving line of credit for up to $8,000,000. The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. The advance limit under the line of credit is the lesser of (a) $8,000,000, or (b) up to 85% of eligible accounts receivable plus up to the lesser of (i) $3,000,000 or (ii) 50% of eligible inventory. The applicable interest rate on the revolving loan is to vary based upon certain financial criteria. Under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus ½%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. The line of credit is secured by a first priority security interest in substantially all of the Company’s assets. Proceeds were drawn down under this line to repay all revolving and term debt extended by our former bank.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10.1	Form of Loan Agreement Documents (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on February 14, 2008)
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
_____
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2008 Dated: February 14, 2008	MEDIA SCIENCES INTERNATIONAL, INC. By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President By: /s/ Kevan D. Bloomgren Kevan D. Bloomgren Chief Financial Officer