Form 10-Q
period 2008-03-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2008-05-15
CIK 1024022

To Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2008, we had 11,707,365 shares of common stock issued and outstanding.

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2008

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March31,
	2008	June 30,
ASSETS	(Unaudited)	2007
CURRENT ASSETS:
Cash and cash equivalents	$ 797,489	$ 1,808,285
Accounts receivable, net	3,540,875	2,164,826
Inventories	8,934,232	5,801,526
Taxes receivable	105,000	566,967
Deferred tax assets	727,349	727,349
Prepaid expenses and other current assets	367,559	253,387
Total Current Assets	14,472,504	11,322,340

PROPERTY AND EQUIPMENT, NET	2,312,417	2,752,223

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Other assets	114,859	65,672
Total Other Assets	3,699,090	3,649,903

TOTAL ASSETS	$ 20,484,011	$ 17,724,466

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	–	147,118
Accounts payable	2,395,675	1,428,379
Accrued compensation and benefits	594,946	757,116
Other accrued expenses and current liabilities	1,740,361	722,725
Income taxes payable	48,000	–
Accrued product warranty costs	219,147	192,707
Deferred revenue	561,377	603,234
Total Current Liabilities	5,559,506	3,851,279

OTHER LIABILITIES:
Bank line of credit	1,542,369	–
Long-term debt, less current maturities	1,500,000	323,965
Deferred rent liability	184,006	234,378
Deferred revenue, less current portion	172,019	240,893
Other tax obligations	–	589,298
Deferred tax liabilities	85,431	463,590
Total Other Liabilities	3,483,825	1,852,124

TOTAL LIABILITIES	9,043,331	5,703,403

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value
Authorized 1,000,000 shares; none issued	–	–
Common Stock, $.001 par value
Authorized 25,000,000 shares; issued and outstanding
11,697,365 shares in March and 11,435,354 shares in June	11,697	11,435
Additional paid-in capital	11,725,490	11,136,505
Accumulated other comprehensive income	22,481	–
Retained earnings (deficit)	(318,988)	873,123
Total Shareholders' Equity	11,440,680	12,021,063

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 20,484,011	$ 17,724,466

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

NET REVENUES	$ 6,473,997	$ 5,306,044	$ 18,590,364	$ 17,008,133

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, shipping and freight	2,877,042	1,887,713	8,403,651	6,082,652
Depreciation and amortization	150,040	149,926	450,340	454,332
Product warranty	260,754	232,233	672,106	552,405
Shipping and freight	120,707	125,089	451,414	353,139
Total cost of goods sold	3,408,543	2,394,961	9,977,511	7,442,528

GROSS PROFIT	3,065,454	2,911,083	8,612,853	9,565,605

OTHER COSTS AND EXPENSES:
Research and development	467,031	466,080	1,433,310	1,258,100
Selling, general and administrative, excluding depreciation and amortization	3,298,070	2,341,903	8,866,892	6,342,073
Depreciation and amortization	91,437	84,506	275,993	221,990
Total other costs and expenses	3,856,538	2,892,489	10,576,195	7,822,163

INCOME (LOSS) FROM OPERATIONS	(791,084)	18,594	(1,963,342)	1,743,442

Interest (expense) income, net	(50,444)	18,806	(41,402)	51,134

INCOME (LOSS) BEFORE INCOME TAXES	(841,528)	36,680	(2,004,744)	1,794,576
Provision (benefit) for income taxes	(353,548)	10,318	(844,447)	600,326

NET INCOME (LOSS)	$ (487,980)	$ 26,362	(1,160,297)	1,194,250

EARNINGS (LOSS) PER SHARE
Basic	$ (0.04)	$ 0.00	$ (0.10)	$ 0.11
Diluted	$ (0.04)	$ 0.00	$ (0.10)	$ 0.10

WEIGHTED AVERAGE SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	11,687,517	11,286,046	11,578,459	11,215,096
Diluted	11,687,517	11,799,710	11,578,459	11,704,985

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES, JUNE 30, 2007	11,435,354	$ 11,435	$ 11,136,505	$ 873,123	–	$ 12,021,063

Cumulative Change in Accounting - FIN 48	–	–	–	(31,814)	–	(31,814)
Issuance of common stock for exercise of stock options	249,832	250	258,125	–	–	258,375
Issuance of vested restricted stock units	12,179	12	(12)	–	–	–
Stock-based compensation expense	–	–	330,872	–	–	330,872
Currency translation adjustments	–	–	–	–	22,481	22,481
Net loss	–	–	–	(1,160,297)	–	(1,160,297)
BALANCES, MARCH 31, 2008	11,697,365	$ 11,697	$ 11,725,490	$ (318,988)	$ 22,481	$ 11,440,680

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,160,297)	$ 1,194,250
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	762,030	681,974
Deferred income taxes	(378,159)	126,031
Provision for inventory obsolescence	40,378	–
Provision (recovery) of bad debts	(4,515)	8,772
Stock-based compensation expense	327,613	435,383
Excess tax benefits from stock-based compensation	–	(209,595)
Changes in operating assets and liabilities :
Accounts receivable	(1,371,534)	143,553
Inventories	(3,169,823)	(1,533,907)
Income taxes	(111,144)	(52,335)
Prepaid expenses and other current assets	(163,359)	221,581
Accounts payable	967,296	239,675
Accrued compensation and benefits	(162,170)	(233,229)
Other accrued expenses and current liabilities	1,044,076	195,524
Deferred rent liability	(50,372)	(48,976)
Deferred revenue	(110,731)	(225,936)
Net cash provided (used) by operating activities	(3,540,711)	942,765

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(322,227)	(857,565)
Net cash used in investing activities	(322,227)	(857,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank credit line, net of repayments	1,542,369	–
Bank term loan repayments	(471,083)	(107,236)
Bank term loan proceeds	1,500,000
Excess tax benefits from stock-based compensation	–	209,595
Proceeds from issuance of common stock	258,375	224,708
Net cash provided by financing activities	2,829,661	327,067
Effect of exchange rate changes on cash and cash equivalents	22,481	–
NET (DECREASE) INCREASE IN CASH	(1,010,796)	412,267

CASH, BEGINNING OF PERIOD	1,808,285	1,485,399

CASH, END OF PERIOD	$ 797,489	$ 1,897,666

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 57,366	$ 37,004
Income taxes paid (refunded)	$ (364,635)	$ 599,279

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

The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2008.

As of March 31, 2008, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-KSB for the year ended June 30, 2007, except for the adoption of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” and reflecting accumulated other comprehensive income in connection with the translation of foreign currency.

Accumulated Other Comprehensive Income.   Other comprehensive income represents currency translation adjustments. Assets and liabilities of the Company’s United Kingdom subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period.

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

The adoption of FIN48 resulted in the reclassification of the deferred tax assets associated with the Company's uncertain tax positions. Prior to adoption, such deferred tax assets were netted against the liability for the uncertain tax positions. As a result of the adoption, $117,304 of deferred tax assets were reclassified from the uncertain tax position liability to non-current deferred tax liabilities. In addition, the Company previously reflected the liability for uncertain tax positions in taxes payable. As a result of the adoption, the liability for uncertain tax positions is separately stated from taxes payable as either a current or non-current liability. As of July, 1 2007, the total liability of $760,260 (as adjusted for the aforementioned deferred tax asset reclassification) was reclassified from current (taxes payable) to non-current (other tax obligations). As of March 31, 2008, all deferred tax assets related to tax credit carryfowards and tax loss carryforwards were reclassed against the liability for uncertain tax positions and presented on a "net" rather than "gross" basis. Any potential adjustment to these items by the relevant tax authorities would only reduce these attributes without any impact to cash tax obligations.

As of March 31, 2008, the Company had $598,312 of net, unrecognized tax benefits associated with its uncertain tax positions, of which the entire amount could ultimately reduce the Company’s effective tax rate. During the twelve months beginning April 1, 2008, the Company does not expect to reduce its liability for its uncertain tax positions as a result of settlements reached with tax authorities and/or the expiration of applicable statutes of limitations. The Company is not currently under audit in any of the jurisdictions in which it conducts operations. Generally, all tax years prior to June 30, 2004 are closed under statute.

It is the Company’s continuing policy to account for interest and penalties associated with all of its income tax obligations as a component of income tax expense. No interest or penalties were recognized as part of this provision during the three months ended March 31, 2008.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 is a pervasive pronouncement that defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where such measurements are allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. In February 2008, the FASB adopted FASB Staff Position No. 157-2 (“FSP 157-2”) – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non financial

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

assets and non financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, SFAS 157 now takes effect for the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the impact of adopting SFAS 157.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The impact that adoption of SFAS 141(R) will have on the Company’s financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		March 31, 2008 (Unaudited)	June 30, 2007
Accounts receivable, net
Accounts receivable, gross		$3,600,875	$2,224,826
Allowance for doubtful accounts		(60,000)	(60,000)
		$3,540,875	$2,164,826
Inventories
Raw materials		$3,958,238	$2,357,471
Finished goods		5,461,483	3,889,166
Less: reserves for obsolescence		(485,489)	(445,111)
		$8,934,232	$5,801,526

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$1,868,695	$1,861,414
Furniture and fixtures	7 years	578,672	565,398
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 years	902,752	859,448
Tooling and molds	3 years	2,778,223	2,522,217
Construction-in-progress (tooling and die)		390,931	402,461
		6,549,707	6,241,372
Less: Accumulated depreciation and amortization		4,237,290	3,489,149
		$2,312,417	$2,752,223

Goodwill and other intangible assets, net
Goodwill		$3,965,977	$3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$3,584,231	$3,584,231

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT

The Company’s indebtedness under secured bank loan agreements consisted of the following:

	March 31,2008	June 30, 2007
	(Unaudited)
Bank term notes	$ 1,500,000	$ 471,083
Bank line of credit	1,542,369	–
Less: current maturities	–	147,118
Long-term debt	$ 3,042,369	$ 323,965

Prior to February 12, 2008, the Company had a revolving line of credit facility which provided for maximum borrowings of $3,000,000. This line was replaced on February 12, 2008, when the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit for up to $8,000,000. The advance limit under the line of credit is the lesser of: (a) $8,000,000; or (b) up to 85% of eligible accounts receivable plus up to the lesser of: (i) $3,000,000; or (ii) 50% of eligible inventory. The line of credit is secured by a first priority security interest in substantially all of the Company’s assets. Proceeds were drawn down under this line to repay all revolving and term debt extended by the Company’s former bank. On May 14, 2008 the Company entered into an amendment to the loan agreement that waived its compliance with certain covenants for the quarter ended March 31, 2008 and amended the range of interest rates applicable to the Company’s borrowings. As amended, under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus 1%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. Both the term note and the line of credit bear interest at the bank’s Prime Rate plus 1% (6.25% at March 31, 2008) and require payments of interest only through the facilities three year term.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, the Company entered into a three-year term note with the bank in the amount of $1,500,000. At March 31, 2008, this note had a remaining principal balance of $1,500,000. As of March 31, 2008, the Company had an outstanding balance of $1,542,369 under the revolving line. The applicable interest rate on the revolving loan and term loans extended under the agreement varies based upon certain financial criteria.

In the year ago period and at June 30, 2007, we had a revolving line of credit facility which provided for maximum borrowings of $3.0 million. At June 30, 2007 and in the comparable prior year period ended March 31, 2007, we had no outstanding balance under this line. At June 30, 2007 and March 31, 2007, we had $471,083 and $507,214, respectively, outstanding to our former bank under two term notes. These notes bore interest at rates greater than our present lending facility. These term notes were repaid in full on February 12, 2008.

Our current and former credit facilities are/were subject to financial covenants. Our current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as such terms are defined in the loan agreements. At June 30, 2007, we were in compliance with all of our financial covenants. At March 31, 2008, we were not in compliance with our financial covenants, which were waived by the Company’s bank via the amendment dated May 14, 2008. As a result of a cross default provision associated with our former debt facility and our debt refinancing which was completed on February 12, 2008, we agreed to refinance certain operating leases held by an affiliate of our former bank. Under terms of a separate waiver and amendment with this leasing affiliate, we have until June 30, 2008 to refinance. On May 9, 2008, the Company purchased one of the leases for $163,668. At May 14, 2008, the remaining contingent obligation under the agreement was approximately $567,000. It is our intention to replace the current lessor of this equipment with another third-party lessor.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss)per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options, restricted stock units and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Numerator for basic and diluted:
Net income (loss)	$ (487,980)	$ 26,362	$ (1,160,297)	$ 1,194,250

Denominator :
For basic earnings (loss) per common share – weighted average shares outstanding	11,687,517	11,286,046	11,578,459	11,215,096
Effect of dilutive securities - stock options, restricted stock units and warrants	–	513,664	–	489,889
For diluted earnings (loss) per common share – weighted average shares outstanding adjusted for assumed exercises	11,687,517	11,799,710	11,578,459	11,704,985

Basic earnings (loss) per share	$ (0.04)	$ 0.00	$ (0.10)	$ 0.11

Diluted earnings (loss) per share	$ (0.04)	$ 0.00	$ (0.10)	$ 0.10

The following options and warrants to purchase common stock were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2008 and 2007 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for those periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Anti-dilutive options and warrants	464,766	138,672	348,025	138,672

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION

The Company elected to adopt the provisions of SFAS No. 123(R) effective as of July 1, 2006 by using the modified prospective application method.  Under this transition method, compensation cost recognized for the three and nine months ended March 31, 2008 and 2007 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording stock-based compensation for the three and nine months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Stock-based compensation expense by type of award:
Employee stock options	$ 43,370	$ 23,198	$ 115,298	$ 169,424
Non-employee director stock options	48,006	–	86,999	220,507
Non-employee restricted stock units	7,350	–	22,050	–
Employee restricted stock units	12,516	16,267	106,528	47,928
Amounts capitalized as inventory	(326)	(824)	(3,262)	(2,476)
Total stock-based compensation expense	$ 110,916	$ 38,641	$ 327,613	$ 435,383
Tax effect of stock-based compensation recognized	(39,801)	(11,328)	(118,367)	(161,578)
Net effect on net income / loss	$ 71,115	$ 27,313	$ 209,246	$ 273,805

Excess tax benefit effect on:
Cash flows from operations	$ –	$ (104,939)	$ –	$ (209,595)
Cash flows from financing activities	$ –	$ 104,939	$ –	$ 209,595
Effect on earnings per share:
Basic	$ 0.01	$ 0.00	$ 0.02	$ 0.02
Diluted	$ 0.01	$ 0.00	$ 0.02	$ 0.02

During the three months ended March 31, 2008, the Company granted 37,448 stock options with an estimated total grant-date fair value of $56,815 after estimated forfeitures. For the nine months ended March 31, 2008, the Company granted 189,491 stock options with an estimated total grant-date fair value of $406,737 after estimated forfeitures. During the three and nine months ended March 31, 2008, the Company granted 3,157 shares of restricted stock with a grant date fair value of $13,890 after estimated forfeitures.

As of March 31, 2008, the unrecorded deferred stock-based compensation balance was $885,330 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 2.3 years.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Risk-free interest rate	2.2%	4.7%	3.9%	4.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	58%	55%	59%	55%
Average expected life of options	4.1 years	5 years	4.3 years	4.9 years

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

The Company is using the simplified method suggested by the SEC in SAB 107 for determining the expected life of the options. Under this method, the Company calculates the expected term of an option grant by averaging its vesting and contractual term. The Company estimates its applicable risk-free rate based upon the yield of U.S. Treasury securities having maturities similar to the estimated term of an option grant, adjusted to reflect its continuously compounded “zero-coupon” equivalent.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program presently consists of two plans (the “Plans”): the Company's 1998 Incentive Plan, as Amended and Restated (the “1998 Plan”) and the Company’s 2006 Stock Incentive Plan (the “2006 Plan”). Under both Plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards. Under the equity incentive program, stock options generally have a vesting period of three to five years, are exercisable for a period not to exceed ten years from the date of issuance and are not granted at prices less than the fair market value of the Company’s common stock at the grant date.  Restricted stock units may be granted with varying service-based vesting requirements.

Under the Company’s 1998 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments. As of March 31, 2008, 20,450 common shares remain available for future issuance under the 1998 Plan. The 1998 Plan expires on June 17, 2008. Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of March 31, 2008, 887,039 common shares remain available for future issuance under the 2006 Plan.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2007	1,188,694	$2.46
Nine months ended March 31, 2008:
Options granted	189,491	5.11
Options exercised	(249,832)	1.03
Options cancelled/expired/forfeited	(32,628)	2.74
Balance outstanding at March 31, 2008	1,095,725	$3.24

The options outstanding and exercisable at March 31, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.43 to $0.85	29,200	5.0	.59	29,200.59
$1.00 to $2.00	444,352	2.8	1.31	442,686	1.10
$2.01 to $6.33	622,173	6.5	4.53	244,851	3.91
	1,095,725	4.7	$3.12	716,737	$2.04

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.60 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2008 was 613,937. At March 31, 2008, the aggregate intrinsic value of options outstanding and options exercisable was $1,376,193 and $1,319,381, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended March 31, 2008 was $16,019 and $956,841, respectively.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the nine months ended March 31, 2008 and 2007 was $2.56 and $6.08 per share, respectively.

The total intrinsic value of options exercised during the nine months ended March 31, 2008 and 2007 was $956,841 and $807,784, respectively.  The total cash received from employees as a result of employee stock option exercises during the nine months ended March 31, 2008 and 2007 was $383,432 and $224,709, respectively.  In connection with these exercises, the tax benefits realized by the Company for the nine months ended March 31, 2008 and 2007 were $382,162 and $224,709, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the nine months ended March 31, 2008, the Company’s Board of Directors approved the grant of 3,157 shares of restricted stock units to an employee. These restricted stock units vest in equal installments on the first, second and third anniversaries of the grant date. The value of the restricted stock units are based on the closing market price of the Company’s common stock on the date of award. The total grant date fair value of the restricted stock units granted during the nine months ended March 31, 2008 was $13,890 after estimated forfeitures. Stock-based compensation cost for restricted stock units for the nine months ended March 31, 2008 was $128,578.

As of March 31, 2008, there was $252,401 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 1.8 years.

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2007	104,159	$ 494,403	$ 4.75

Nine months ended March 31, 2008:
Restricted stock units granted	3,157	17,837	5.65
Restricted stock units vested	(12,179)	(49,099)	4.03
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at March 31, 2008	95,137	$ 463,141	$ 4.87

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

Changes in accrued product warranty costs for the three and nine months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Accrued product warranty costs at the beginning of the period	$ 203,895	$ 194,112	$ 192,707	$ 230,437

Warranties accrued during the period	260,754	232,233	672,106	552,405
Warranties settled during the period	(245,502)	(213,172)	(645,666)	(569,669)
Net change in accrued warranty costs	15,252	19,061	26,440	(17,264)

Accrued product warranty costs at the end of the period	$ 219,147	$ 213,173	$ 219,147	$ 213,173

NOTE 7 – RESEARCH AND DEVELOPMENT

Research and product development costs, which consist of salary and related benefits costs of the Company’s technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For the three months ended March 31, 2008 and 2007, the Company’s research and product development costs were $467,031 and $466,080, respectively. For the nine months ended March 31, 2008 and 2007, the Company’s research and product development costs were $1,433,310 and $1,258,100, respectively.

NOTE 8 – ADVERTISING EXPENSES

Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at March 31, 2008 and 2007 totaled $52,228 and $10,770, respectively. Advertising expense for the three months ended March 31, 2008 and 2007 amounted to $438,413 and $152,290, respectively. Advertising expense for the nine months ended March 31, 2008 and 2007 amounted to $821,104 and $710,349, respectively.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LITIGATION AND CONTINGENCIES

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks. The suit seeks unspecified damages and fees. The Company believes that its inks do not infringe any valid U.S. patents and intends to vigorously defend these allegations of infringement. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract, violation of U.S. antitrust laws, unfair competition and trade libel, seeking treble damages and recovery of legal fees. Pre-trial discovery in the patent infringement action has been completed. Pre-trial discovery in the anti-trust matters is substantially complete. The court will hear both the anti-trust claims and the patent infringement claims in a single trial, since the claims were ruled to be intertwined. It is expected that this case will not be tried before the summer of 2009. The loss of all or a part of this lawsuit could have a material adverse affect on the Company’s operations and financial position.

In May 2005, the Company filed suit in New Jersey state court against its former insurance broker for insurance malpractice. The suit contends that the insurance broker was negligent and breached its duty of care in connection with the procurement of successive umbrella insurance policies. The suit asserts four causes of action for negligent procurement, failure to procure required coverage, breach of the standard of care, and failure to advise. The suit seeks recovery of the balance of unrecouped losses for third party damages that should have been covered under the Company’s umbrella insurance coverage, but for the aforementioned negligence and breaches of duty by the insurance broker. Proceeds of this suit, if any, will be recorded in the period when received. In June 2007, certain core matters before the Superior Court of New Jersey were heard and summary judgment was rendered. One of the key rulings in the case was not in the Company’s favor. This unfavorable ruling was appealed and in May 2008 the Court’s decision was reversed and the matter remanded for trial.

Other than the above, as at March 31, 2008, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

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

Record Net Revenues.   For the three and nine months ended March 31, 2008, we generated record net revenues of $6,474,000 and $18,590,000, respectively. Our prior three month record of $6,431,000 was set in our fiscal first quarter ended September 30, 2007. Our prior nine month record of $17,008,000 was set in our fiscal third quarter last year. Net revenues for the three months ended March 31, 2008 compared to the same period last year, increased by $1,168,000 or 22% from $5,306,000 to $6,474,000, and increased sequentially from the preceding three months ended December 31, 2007 by $789,000 or 14% from $5,685,000. Our 22% year-over-year and 14% sequential net revenue growth was driven by greater order activity from existing customers as well as a number of new customers and the launch of two new toner-based products.

For the three and nine months ended March 31, 2008, revenues generated by our EMEA (Europe, Middle East and Africa) operations were up 49% and 39%, respectively, on a year-over-year basis. For the three and nine months ended March 31, 2008, revenues generated in the Americas were up 16% and 4%, respectively, on a year-over-year basis.

Just over a year ago we initiated a significant change in our sales strategy and leadership. We recognized that we had not and were not going to achieve the level of revenue growth we are capable of by focusing on the smallest segment that is the imaging channel. While we benefit from the imaging channel, where smaller dealers and distributors typically sell to smaller end users and purchase decisions are made more quickly, we believe that 70% of the market opportunity is within the mid to large business segment of the market typically served by the computer and office channels. The change in sales strategy, particularly in the United States, shifted our focus from the imaging channel to the office and computer channels where purchase decisions tend to be made more slowly and the sales gestation period is longer.

Over the last twelve months, we have instituted a large number of changes in order to effectively address the larger opportunity offered by the office and computer channels. These changes have included changes in pricing, programs, sales personnel, commission structures, rebate programs, and sales reporting and forecasting technology. The result of these efforts has been 20-23% year-over-year increases in our revenues through the computer and office channels, and more importantly new relationships which we expect will provide much more meaningful future growth.

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

Litigation Update.   For the three and nine months ended March 31, 2008, litigation costs totaled $705,000 ($423,000 after tax or about $0.04 per share) and $1,298,000 ($779,000 after tax or about $0.07 per share), respectively. In the prior fiscal year, litigation costs totaled $397,000 ($238,000 after tax or about $0.02 per share) for the three months and $656,000 ($394,000 after tax or about $0.03 per share) for the nine months ended March 31, 2007. Pretrial discovery in the Xerox patent infringement case closed in September 2007. In September 2007, the Court denied Xerox’s motion to dismiss the Company’s antitrust counterclaim and ruled that those claims should be heard with the patent infringement claims. Discovery with respect to our antitrust claims closed on April 7, 2008; this deadline drove a substantial amount of legal work and resulting legal fees during the quarter ended March 31, 2008. It is expected that this case will not be tried before mid-calendar 2009. For more information regarding our litigation, see Note 9 to our condensed consolidated financial statements.

Business Start-up Costs.   For the three and nine months ended March 31, 2008, the costs of implementing our offshore plan to commence toner-based manufacturing operations in China, totaled $162,000 ($97,000 after tax or about $0.01 per share) and $509,000 ($305,000 after tax or about $0.03 per share), respectively. During the quarter we made great progress in the substantial regulatory process of forming the legal entity for the business in China. In the comparative three and nine month periods ended March 31, 2007, we incurred no such business start-up costs.

Stock-Based Compensation.   For the three and nine months ended March 31, 2008, our non-cash stock-based compensation expense recognized under SFAS No. 123(R) totaled $111,000 ($71,000 after tax or about $0.01 per share) and $328,000 ($209,000 after tax or about $0.02 per share), respectively. In the prior fiscal year, non-cash stock-based compensation expense totaled $39,000 ($27,000 after tax or about $0.00 per share) for the three months and $435,000 ($274,000 after tax or about $0.02 per share) for the nine months ended March 31, 2007.

Net revenues, cost of goods sold, gross profit, gross margin, income (loss) from operations, net income (loss), and diluted earnings (loss) per share are the key indicators we use to monitor our financial condition and operating performance. We also use certain non-GAAP measures such as earnings before interest taxes, depreciation and amortization (EBITDA) to assess business trends and performance, and to forecast and plan future operations.  The following table sets forth the key quarterly and annual GAAP financial measures we use to manage our business (in thousands, except per share data).

	Fiscal Year 2008			Fiscal Year 2007
	1st	2nd	3rd	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net revenues	$6,431	$5,685	$6,474	$5,625	$6,078	$5,306	$5,509
Cost of goods sold	$3,486	$3,083	$3,409	$2,515	$2,533	$2,395	$2,885
Gross profit	$2,945	$2,602	$3,065	$3,110	$3,545	$2,911	$2,624
Gross margin	45.8%	45.8%	47.4%	55.3%	58.3%	54.9%	47.6%
Income (loss) from operations (a)	($333)	($839)	($791)	$788	$937	$19	($753)
Operating margin	(5.2%)	(14.8%)	(12.2%)	14.0%	15.4%	0.4%	(13.7%)
Net income (loss)(b)	($187)	($485)	($488)	$542	$625	$26	($417)
Diluted earnings (loss) per share	($0.02)	($0.04)	($0.04)	$0.05	$0.05	$0.00	($0.04)

Stock-based compensation included in above results:
(a) Pretax	$82	$137	$110	$146	$250	$39	$48
(b) After-tax	$53	$87	$70	$96	$155	$27	$29

RESULTS OF OPERATIONS

Net Revenues.   Net revenues for the three months ended March 31, 2008 compared to the same period last year, increased by $1,168,000 or 22% from $5,306,000 to $6,474,000. For the three months ended March 31, 2008 as compared to the same period in 2007, sales of color toner cartridges increased by about 71%, while sales of solid ink sticks decreased approximately 6%. Net revenues for the nine months ended March 31, 2008 compared to the same period last year, increased by $1,582,000, or 9% from $17,008,000 to $18,590,000. For the nine months ended March 31, 2008 as compared to the same period in 2007, sales of color toner cartridges increased by about 56%, while sales of solid ink sticks decreased approximately 15%.

The year over year growth in toner cartridge revenue is in line with expectations that the growth in our toner cartridge revenues will outpace that of our solid ink revenues, as the market for color toner cartridges represents more than 90% of the workgroup color printer supply market. As a result of this market dynamic and Xerox’s limited introduction of new printers based on solid ink technology, our development efforts and new product introductions have been weighted towards color toner products. We believe the year-over-year decline in solid ink revenues can be attributed to a combination of factors including the impact of Xerox’s loyalty rebate programs to dealers and distributors in the United States, the overall attrition in the installed base population of color solid ink printers, and increased after-market competition. Xerox’s programs, which pay substantial rebates based on purchases of Xerox branded supplies by dealers and distributors, are predicated upon those entities not carrying any non-Xerox solid ink products.

From a year-over-year perspective, we noted in our third fiscal quarter last year that the structure of our channel growth rebate program, which was based on “sell in” versus “sell through” measures, provided financial incentives for sequential quarterly growth of Media Sciences’ product purchases. Last year we noted that at the end of December 2006, two customers placed orders aggregating $344,000 to achieve their maximum rebate. We believe the unintended result of the then growth rebate program was to shift revenues, which would have normally occurred in our fiscal third quarter of 2007 into our fiscal second quarter 2007. We restructured our growth rebate programs for Fiscal 2008; the new program is based on “sell through” data. Had our prior growth rebate program not been in place or had it been structured differently, we estimate that our revenues for our quarter ended December 31, 2006 would have been approximately $269,000 lower, net of rebates, and our revenues for the quarter ended March 31, 2007 would have been increased by approximately $306,000.

Also in the year ago period, our net revenues and operating results were adversely impacted by a channel realignment initiative instituted by our new Vice President of Sales for the Americas, to address certain structural deficiencies in our distribution pricing structure. During the three months ended March 31, 2007, we incurred $224,000 of charges associated with the realignment and simplification of our pricing to distribution channel customers (hereafter referred to as the “Channel Realignment Initiative” or “the Realignment”). The charges recognized during the quarter resulted from price protection granted in the form of credits for existing inventories and other one-time adjustments. During the three months ended March 31, 2007, the Channel Realignment Initiative reduced our reported net revenues by $224,000, reduced our costs of goods sold by $23,000 due to returns, reduced our gross profits by $201,000, and reduced our gross profit margin for the quarter by 1.4%. The Realignment also reduced our reported pretax operating income by $201,000 and our net income and earnings per share by about $135,000 or about $0.01 per share.

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

Several of our relatively new toner-based products have been very well received by the market. As a result, demand for them greatly exceeded our initial forecasts and, accordingly, our ability to supply enough to satisfy all customer orders. In response to the strong demand for these products, we increased production through our network of Asian contract manufacturers and expedited shipments of these products. We ended the quarter with backorders of $179,000 as compared with $235,000 at the end of December 31, 2007.

Gross Profit.   The consolidated gross profit for the three months ended March 31, 2008 compared to the same period last year, increased by $154,000 or 5% to $3,065,000 from $2,911,000. The consolidated gross profit for the nine months ended March 31, 2008 compared to the same period last year, decreased by $953,000 or 10% to $8,613,000 from $9,566,000. For the three and nine months ended March 31, 2008, our gross margin was 47% and 46%, respectively, of net revenues as compared with 55% and 56% of net revenues for the three and nine months ended March 31, 2007, respectively.

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

The 800 – 1,000 basis point decrease in margin is attributed to: (1) our sales mix; and a combination of; (2) higher year-over-year production and shipping costs; and (3) lower effective average selling prices (ASPs) for some of our products.

Sales Mix – For the three months ended March 31, 2008, the impact of the change in the sales mix between ink and toner resulted in about 300 basis points of year-over-year decline in our margins.

Toner Sales Mix, Production Costs & Lower ASPs – Year-over-year, we experienced changes in our toner product mix, increases in our production costs and lower effective ASPs for some of our products. For the three months ended March 31, 2008, the impact of these changes represented about 500 basis points of year over year change in our margins. Some notable areas of increased costs include: (1) raw materials; packaging and freight;(2) labor and supplies associated with custom labeling for certain new private label customers; (3) additional quality assurance labor associated with the growth of our toner-based product volumes; and (4) domestic personnel to fill and package limited quantities of toner-based product for sale to U.S. military and governmental entities. Year-over-year, we have generally reduced our ASPs to the office products and technology channels and reduced prices on some less differentiated products to address competitive offerings.

Our 47% gross margin for the quarter ended March 31, 2008 was slightly improved from that of our prior fiscal quarter ended December 31, 2007. On a sequential basis, we experienced a less favorable (ink to toner) sales mix during the quarter ended March 31, 2008. However, this was offset by about an 800 basis point improvement in our toner-based margins that was primarily driven by lower inbound expedited freight costs. Also contributing to the toner-based product margin improvement was our 37% sequential increase in toner-based product volumes. This quarter-over-quarter increase in toner-based product volumes resulted in some noticeable economies to our margin with respect to our related fixed costs.

We currently expect our China based manufacturing operations to be ready for production sometime during the summer of 2008. In its second phase, we expect these operations will provide us with the potential to improve our toner-based product margins by an additional 700 to 1,100 basis points. We anticipate achieving these economies on a gradual and progressive basis late in our Fiscal 2009.

Research and Development.   Research and development spending for the three months ended March 31, 2008 compared to the same period last year, increased by $1,000 or 0% to $467,000 from $466,000. The $467,000 of research and development spending for the most recent quarter includes $12,000 of non-cash stock-based compensation expense. As compared with the prior quarter, our research and development spending for the three months ended December 31, 2007 decreased by $2,000, or 0% to $467,000 from $469,000.

For the nine months ended March 31, 2008, research and development spending increased by $175,000 or 14% to $1,433,000 from $1,258,000 for the same period last year. The $1,433,000 of research and development spending for the nine months ended March 31, 2008 includes $35,000 of non-cash stock-based compensation expense.

The nine month, year-over-year increase in our research and development costs was driven by our initiatives to increase our product breadth through the development and launch of new products. The increase in our research and development spending was primarily focused on new toner-based products as we accelerated the pace of new product development. Looking forward, we expect our research and development spending to represent a similar to slightly declining proportion of our net revenues.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended March 31, 2008 compared to the same period last year, increased by $956,000 or 40% to $3,298,000 from $2,342,000. For the nine months ended March 31, 2008, selling, general and administrative expense, exclusive of depreciation and amortization increased by $2,525,000 or 40% to $8,867,000 from $6,342,000 for the same period last year.

The increase in selling, general and administrative expense was primarily driven by greater year-over-year compensation and benefits costs and increased legal fees, including litigation costs. For the three and nine months ended March 31, 2008 as compared to the same period in 2007, compensation and benefit costs, including sales commissions, increased by about $305,000 and $1,401,000, respectively. This increase was driven by the hiring of additional: (1) sales and marketing personnel; (2) management personnel associated with the start-up of our operations in China; and (3) some operation, finance and IT personnel. For the three and nine months ended March 31, 2008, start-up costs associated with our toner-based manufacturing operations in China totaled about $162,000 and $509,000, respectively (compensation and benefits costs representing $104,000 and $369,000, respectively, of these costs). In the comparative year ago period, we had no start-up expenses.

Most of the increase in legal fees was attributed to the Xerox litigation; for the three and nine months ended March 31, 2008 litigation costs totaled $705,000 and $1,298,000, respectively. In the prior fiscal year, litigation costs totaled $397,000 for the three months and $656,000 for the nine months ended March 31, 2007.

As compared with the prior quarter, selling, general and administrative expense for the three months ended March 31, 2008, increased by $421,000, or 15% to $3,298,000 from $2,877,000. This increase was primarily driven by greater litigation costs and greater advertising and marketing costs. These increases were partially offset by lower travel and entertainment costs, lower compensation and benefits costs, and lower other professional fees. Legal fees associated with our Xerox litigation increased by $353,000 or 100%, to $705,000 for the three months ended March 31, 2008 from $352,000 in the prior fiscal quarter.

Selling, general and administrative expense, exclusive of depreciation and amortization, for the three and nine months ended March 31, 2008 includes about $98,000 and $293,000 of non-cash stock-based compensation expense, respectively. This compares with about $30,000 and $291,000 of stock-based compensation expense in the year ago three and nine months ended March 31, 2007. Most of the apparent increase in the three month year-over-year comparison is attributed to the immediate vesting of Director stock options in the Company’s fiscal second quarter ended December 31, 2006. As a result, no stock-based compensation expense was recognized for Directors in the year ago three month period ended March 31, 2007.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended March 31, 2008 compared to the same period last year, increased by $7,000 or 8% to $91,000 from $84,000. For the nine months ended March 31, 2008, compared to the same period in 2007, non-manufacturing depreciation and amortization expense increased by $54,000 or 24% to $276,000 from $222,000. The increase in non-manufacturing depreciation and amortization expense reflects asset additions made over the year.

Interest Income (Expense), net.   For the three and nine months ended March 31, 2008, we had net interest expense of $50,000 and $41,000, respectively. This compares with net interest income of $19,000 and $51,000, respectively, for the prior year’s three and nine months ended March 31, 2007. These changes were the result of lower year-over-year average cash balances maintained by the Company and its increased level of debt.

Income Taxes.   For the three and nine months ended March 31, 2008, we recorded income tax benefits of $354,000 and $844,000, respectively. This compares with income tax expense of $10,000 and $600,000, respectively, for the three and nine months ended March 31, 2007. For the three and nine months ended March 31, 2008, our effective tax rates were 42.0% and 42.1%, respectively. This compares with 28.1% and 33.5%, respectively, for the three and nine months ended March 31, 2007. Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities. The availability of tax credits associated with manufacturing and research and development activities, as well as exclusions, such as the Extraterritorial Income Exclusion, can result in an effective rate that is lower than the statutory rate.

Net Income (Loss).   For the three and nine months ended March 31, 2008, we lost $488,000 ($0.04 per share basic and diluted) and $1,160,000 ($0.10 per share basic and diluted). This compares with net income of $26,000 ($0.00 per share basic and diluted) and $1,194,000 ($0.11 per share basic and $0.10 per share diluted), respectively, generated in the prior year for the three and nine months ended March 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Note 1 to the audited financial statements included in our Form 10-KSB for the year ended June 30, 2007 filed September 24, 2007. There were no material changes to these policies during the quarter ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2008, our cash and equivalents decreased by $1,011,000 to $797,000. $3,541,000 of this decrease was used by operating activities; $2,830,000 was provided by financing activities, primarily proceeds from bank loans; and $322,000 of cash was used in investing activities. Cash used in investing activities included the purchase of equipment, tooling and leasehold improvements in the amount of $322,000, representing a decrease of $536,000 or 62% from the comparable spend of $858,000 for the nine months ended March 31, 2007.

We used $3,541,000 of cash flow from operating activities for the nine months ended March 31, 2008 as compared with a positive cash flow of $943,000 for the nine months ended March 31, 2007. The $3,541,000 of cash used by operating activities for the nine months ended March 31, 2008 resulted from $1,160,000 of loss from operations, non-cash charges totaling $747,000 and $3,128,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the decrease in cash associated with our non-cash working capital was a $3,170,000 increase in our inventories and a $1,372,000 increase in our accounts receivable, due to the greater level of sales activity during the three months ended March 31, 2008. These uses of cash were partially offset by a corresponding $2,011,000 increase in our accounts payable and accrued expenses and current liabilities, associated with the purchase of inventories.

During the nine months ended March 31, 2008, our inventory levels increased by $3,170,000 or 55% to $8,934,000 from $5,802,000. The increase in raw materials and finished goods inventories was partially due to purchasing and production associated with new product introductions and those we are preparing to launch. Our toner-based product production lead times, which are as long as five months and large minimum order quantities, have a significant impact on our inventory levels. During the last two fiscal quarters, much of our inventory growth was attributed to purchase orders placed in the early and late fall of 2007 in an effort to reduce our continuing high and sustained levels of customer backorders. Our inventory levels can change significantly depending upon our level of sales activity during a given period and the timing of our receipt of such inventories under such long lead time purchase commitments. In the three months ended December 31, 2007 our lower than expected level of sales activity during the month of December also contributed to our increase in inventories.

As we execute our toner-based manufacturing plan in China, we expect to meaningfully reduce both our replenishment lead times and our minimum order quantities. Accordingly, until we have our China-based manufacturing operation in production, we will continue to bear some volatility in our working capital demands resulting from our present long supply-chain lead times and large minimum order quantities. Based on the present status of our business formation in China, we currently anticipate commencing commercial production in our fiscal 2009 first quarter.

Our INKlusive program generates operating cash flow in advance of the income statement recognition associated with printer consumables being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement. This advanced funding of the INKlusive contract consideration by a third-party leasing company results in up-front cash receipts and corresponding deferred revenue obligations. As of March 31, 2008, deferred revenue associated with the program totaled $733,000, a decrease of $111,000 from the $844,000 at June 30, 2007. The operating cash flow effect of this decrease in a current liability was a corresponding decrease in cash flow generated by operations. The ability of the INKlusive program to generate positive cash flow through increases in deferred revenue is a function of customer acceptance of future programs and the structure of the financing of those programs.

On February 12, 2008, the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit for up to $8,000,000. The advance limit under the line of credit is the lesser of: (a) $8,000,000; or (b) up to 85% of eligible accounts receivable plus up to the lesser of: (i) $3,000,000; or (ii) 50% of eligible inventory. On May 14, 2008, the Company entered into an amendment to the loan agreement that waived its compliance with certain covenants for the quarter ended March 31, 2008 and amended the range of interest rates applicable to the Company’s borrowings. The applicable interest rate on the revolving loan and term loans extended under the agreement varies based upon certain financial criteria. As amended, under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus 1%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. The line of credit is secured by a first priority security interest in substantially all of the Company’s assets. Proceeds were drawn down under this line to repay all revolving and term debt extended by the Company’s former bank.

Our current and former credit facilities are/were subject to financial covenants. Our current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as such terms are defined in the loan agreements. At June 30, 2007, we were in compliance with all of our financial covenants. At March 31, 2008, we were not in compliance with our financial covenants, which were waived by the Company’s bank via the amendment dated May 14, 2008. As a result of a cross default provision associated with our former debt facility and our debt refinancing which was completed on February 12, 2008, we agreed to refinance certain operating leases held by an affiliate of our former bank. Under terms of a separate waiver and amendment with this leasing affiliate, we have until June 30, 2008 to refinance. On May 9, 2008, the Company purchased one of the leases for $163,668. At May 14, 2008, the remaining contingent obligation under the agreement was approximately $567,000. It is our intention to replace the current lessor of this equipment with another third-party lessor. We are confident that the affected operating leases will be refinanced within the time frame specified by the extended waiver.

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

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates. We do not hedge our foreign currency exposures as the net impact of these exposures has historically been insignificant. We had no forward foreign exchange contracts outstanding as of March 31, 2008. In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the euro, the British pound, the Japanese yen, and the Chinese yuan. At March 31, 2008, about 81% of our receivables were invoiced and collected in U.S. dollars. Beginning in our fiscal second quarter ended December 31, 2007, we were exposed to currency exchange risk from Euro and British pound-denominated sales. For these transactions we expect to be a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

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

Commodity Price Inflation Risk

Over the last twelve months, we have experienced increases in raw material costs and the costs of shipping and freight to deliver those materials and finished products to our facility and, where paid for by us, shipments to customers. While we have historically offset a significant portion of this inflation in operating costs through increased productivity and improved yield, recent increases have impacted profit margins. We are pursuing efforts to improve our procurement of raw materials. We can provide no assurance that our efforts to mitigate increases in raw materials and shipping and freight costs will be successful.

Interest Rate Risk

At March 31, 2008, the Company had about $3,000,000 of debt outstanding under its line of credit. Interest expense under this line of credit is variable, based on its lender’s prime rate. Accordingly, the Company is subject to interest rate risk in the form of greater interest expense in the event of rising interest rates. We estimate that a 10% increase in interest rates, based on the company’s present level of borrowings, would result in the Company incurring about $19,000 pretax ($11,000 after tax) of greater interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders voted on two items at our Annual Meeting of Stockholders held on February 13, 2008:

1.	the election of eight directors to serve until the next annual meeting and until their successors have been duly elected and qualified; and
2.	the ratification of the selection of Amper, Politziner & Mattia, P.C. as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

The total shares voted at the meeting was 10,445,287. The nominees for directors were elected based upon the following votes:

		For	Votes Withheld
1.	Election of directors
	Michael W. Levin	10,417,014	28,273
	Paul C. Baker	10,417,138	28,149
	Edwin Ruzinsky	10,391,138	54,149
	Henry Royer	10,417,138	28,149
	Alan Bazaar	10,415,138	30,149
	Dennis Ridgeway	10,414,138	31,149
	Willem van Rijn	10,390,014	55,273
	Frank J. Tanki	10,390,130	55,157

The voting results on the other proposal were:

		For	Against	Abstentions	Non-Votes
2.	Ratification of selection of independent registered public accounting firm	10,444,803	124	360	–

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10.1	Form of Loan Agreement Documents (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on February 14, 2008)
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
_____
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2008 Dated: May 14, 2008	MEDIA SCIENCES INTERNATIONAL, INC. By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President By: /s/ Kevan D. Bloomgren Kevan D. Bloomgren Chief Financial Officer