Form 10-K
period 2008-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2008-09-25
CIK 1024022

To Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission file number: 1-16053

MEDIA SCIENCES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0475073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Allerman Road, Oakland, NJ	07436
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 677-9311

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days.   ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on December 31, 2007 was $39,470,496.

As of September 23, 2008, we had 11,951,036 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

To Index

MEDIA SCIENCES INTERNATIONAL, INC.

Back to Index

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about our financial results and estimates, business prospects and products in development that involve substantial risks and uncertainties. You can identify these statements by the fact that they do not relate strictly to historic or current facts. These forward-looking statements use terms such as “believes,” “expects,” “may”, “will,” “should,” “anticipates,” “estimate,” “project,” “plan,” or “forecast” or other words of similar meaning relating to future operating or financial performance or by discussions of strategy that involve risks and uncertainties. From time to time, we also may make oral or written forward-looking statements in other materials we release to the public.  These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including, but not limited to, our continuing ability to obtain additional financing, dependence on contracts with suppliers and major customers, competitive pricing for our products, demand for our products, changing technology, our introduction of new products, industry conditions, anticipated future revenues and results of operations, retention of key officers, management or employees, prospective business ventures or combinations and their potential effects on our business.

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

We market and sell our products through international, indirect sales channels including wholesalers, distributors and dealers. Approximately 78% of our revenues are generated in the United States, with the majority of our international sales generated in Western Europe. Our business is derived from a single segment, that of imaging supplies.

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

Media Sciences, Inc. manufactures and markets color printer supplies, including solid ink sticks and toner cartridges for use in business color printers.  Media Sciences, Inc. itself has three wholly-owned subsidiaries including Media Sciences UK, Ltd., Media Sciences Trading, Ltd. and MSIA, LLC, which house sales, manufacturing, development and distribution operations.  Media Sciences (Dongguan) Company Limited, the Company’s legal entity in China, is a wholly-owned subsidiary of Media Sciences Trading, Ltd.

Cadapult Graphic Systems, Inc. no longer has any substantial operations. In May 2005, we discontinued all electronic pre-press systems sales and service operations, the majority of the Cadapult business.  In September 2007, we ceased the balance of Cadapult’s operations.

We are a Delaware corporation that was originally incorporated in Utah in 1983 under the name Communitra Energy, Inc. In 1998, we reincorporated in Delaware under the name Cadapult Graphic Systems, Inc. In 2002, we changed our corporate name to Media Sciences International, Inc.

Our headquarters are located at 8 Allerman Road, Oakland, New Jersey 07436, and our telephone number is 201-677-9311. Our website is www.mediasciences.com.

Industry and Market Overview

Color Business Printer Market

Historically, the office environment has been dominated by monochrome (black and white) printers for document printing. However, with decreasing printer prices, and increasing print speeds, quality and reliability, color printing has become increasingly common.

Color laser and solid ink printer shipments are expected to grow at a compound annual growth rate of 13% between 2006 and 2011. Color laser and solid ink multifunction devices are expected to grow at a compound annual growth rate of 30% during the same period. Such growth would result in an increase in the worldwide installed base of color laser and solid ink printers and multifunction devices from approximately 11 million units in 2006 to just under 30 million units in 2011, reflecting a compound annual growth rate of 35%. (source: Lyra Research, Inc., January 2008)

Back to Index

Shipments of color toner cartridges are expected to experience a compound annual growth rate of 20% between 2006 and 2011, while color toner cartridges revenues are expected to double from $9.5 billion in 2006 to $20 billion in 2011. (source: Lyra Research, Inc., January 2008)

Color Business Printer Technologies

While monochrome printers are predominately based on laser technology, there are three significant technologies in color printing: inkjet, toner-based laser and solid ink.

Inkjet printers are typically inexpensive to buy, print slowly, and produce their best images on expensive special papers. In general, they are expensive to operate. However, their low purchase price (sometimes almost free) has made them ubiquitous for home printing. As well, they are often found in small businesses where print volumes are low.

Where faster print speeds and lower cost of ownership are desired, color laser and color solid ink dominate. Color laser printers are very similar to monochrome laser printers, except they use four color cartridges instead of a single black cartridge.

Solid ink printers, on the other hand, utilize a very different technology from that of laser. These printers consume solid ink sticks, again in four colors. Solid ink sticks can be thought of as large crayons, which when placed into the printer, are melted and “jetted.”

While color laser printers are available from all of the major printer vendors, only Xerox has been successful in commercializing solid ink for the office environment. As a result, roughly 95% of the color business printer market is laser based, and only 5% solid ink based.

Color Business Printer Supplies

The dominant sources of color printer supplies are the printer manufacturers or Original Equipment Manufacturers (OEMs) themselves. These manufacturers discount the cost of the printer hardware to gain market share, in an effort to capture the recurring profitable revenue stream of supplies. Further, the strength of their established brands and distribution often result in their product being the only option offered to a consumer.

Today, the market is robust for monochrome aftermarket cartridges. Aftermarket cartridges are those that are manufactured by companies other than the printer manufacturer. Approximately 27% of the monochrome cartridges currently being purchased are aftermarket cartridges. In contrast, only 5% of the color laser cartridges being purchased are aftermarket cartridges. (source: InfoTrends) Lyra Research estimates that the aftermarket share of color laser cartridge shipments will increase to 10% by 2011. As the market matures, we believe that the color market will ultimately mirror the monochrome market with the aftermarket achieving an aggregate share of shipments of 25-30%.

An industry dynamic of note is a trend towards an increasing cost of color printing. Over the last couple of years, the cost to print as measured by the cost of the supplies (ink, paper, maintenance kits, etc.) has been increasing. Further, there appears to be an inverse correlation between the cost of the printer and the cost of printing. Typically, the data suggests, the lower the cost of the printer, the higher the cost of the supplies.

Industrial Printers

Industrial printers in manufacturing environments to print date codes, lot codes, bar codes and other information on products and packaging. These coders are single “color” devices, but may print black, green, red, blue or other colors at any given time.

Industrial coders generally consume relatively high volumes of ink as they may run 24 hours a day, 365 days of the year. Because of the high volume, high speed manufacturing environments in which coders are present, they are a mission critical component in the manufacturing process.

Back to Index

As with the business color market, the primary source of supplies for these coders is the manufacturer of the coder itself. Aside from the coder manufacturers, we are not aware of any other competition for our industrial solid inks. In the industrial marking space, as in the business color market, price is the primary reason for adoption of aftermarket supplies.

Growth Strategy

Media Sciences’ growth has been, and will continue to be driven by three factors: overall market growth, new product development and an increase in market penetration for our existing and new products. To support our growth in an increasingly competitive environment, we plan to vertically integrate our toner based product engineering with manufacturing capability.

The overall market growth, as discussed above, is driven by the increasing adoption of color printers. Color printer manufacturers have increased the pace of new product introductions, and the number of cartridges available for any one printer (standard capacity, high capacity, etc.) The growth of the overall market is outside of our control.

The goal of our product development group is to increase the percentage of the color printer market for which we manufacture supplies. Our decision as to which products to bring to market is impacted by the size of a target installed base, the distribution required to bring those supplies to the market, the existence within our product line of supplies for use in other printers by that same OEM (a line extension), the margin structure of the proposed product, the costs and time to develop the product.

A vast majority of the business color market is toner based. And, since we already manufacture supplies for substantially the entire color solid ink installed base, we expect the growth of our color toner cartridge revenues to outpace the growth of our solid ink revenues for the foreseeable future.

Concurrent with the goal of increasing our available market, we are focused on increasing our market share for the products we manufacture. We are doing so by seeking to develop distribution partners that typically serve larger end users and/or unique geographic territories.

In order to foster and support our growth, in what we expect to be an increasingly competitive market, we are vertically integrating our existing toner based product engineering with manufacturing that is currently outsourced (see Integrated Xerographic Design, Engineering and Manufacturing section). We believe this initiative is critical to our growth as it should allow us to achieve a lower product cost basis, decrease our time to market and fully control all aspects of quality.

To augment our core strategy, we may consider certain acquisitions to accelerate the expansion of our development or manufacturing resources or to extend our capabilities into new imaging markets or applications. We believe any acquisition should be almost immediately accretive to our cash flow. We provide no assurance that we will make any acquisitions or that if we do, that we will be successful in achieving our objectives.

Principal Products and Programs

Color Business Printers

Color business printers consume a number of supply items including toner cartridges or solid ink sticks, imaging units, fuser units and waste bottles. There are typically four toner cartridges or solid inks in a color printer: Cyan, Magenta, Yellow and Black. Through the combination of these four colors, printed pages with millions of colors can be produced. Media Sciences manufactures cyan, magenta, yellow and black solid inks and color toner cartridges.

We currently offer color toner cartridges and solid ink for use in nine printer brands which represent 45% of the business color printer market and 91 printer models. Typically, our products are priced to the end user at a 25-40% discount from the printer manufacturers brand supplies.

Back to Index

Solid Ink.         We manufacture and distribute solid ink sticks for use in substantially all business color solid ink printers. Our solid inks offer the end user the opportunity to save 30-40% on their solid inks purchases versus buying the Xerox® brand. We currently offer 59 different items supporting ten different Tektronix® and Xerox color solid ink printers.

We have the capability to develop and produce specialty solid inks, including special colors and inks with markers for product authentication and security applications. While we have no such products planned for introduction, we are making this capability known, should one or more customers have a need for specialty inks.

Toner Cartridges.          Our Clearcase toner cartridges are newly manufactured, not remanufactured, and offer the end user the opportunity to save up to 30% on their color toner cartridge purchases versus the OEM brand. Our Clearcase cartridges feature a unique clear case allowing the user to see the color toner within the cartridge. This provides both functional and aesthetic benefits to the end user.

We currently offer approximately 500 items for use in over 80 color laser printers manufactured by Tektronix, Xerox, Konica-Minolta®, Oki®, Epson®, Brother®, Dell®, Samsung® and Ricoh® .

INKlusive®.      Our INKlusive color printer program provides a customer with a business color printer or multifunction device, on-site service and a defined, regular shipment of ink or toner supplies for two years, all for the cost of just the supplies.

We currently offer customers a choice of three solid ink based programs: $99 per month, $165 per month and $199 per month, each for two years. And we offer one color laser based program at $189 per month for 24 months. Upon successful completion of the program, the printer is the customer’s to keep at no additional charge.

Media Sciences offers this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we are paid in full for the printer and the two years of supplies.

For the year ended June 30, 2008, revenue recognized from the shipment of INKlusive supplies represented approximately 3% of our total revenues, down from 5% of revenues for the year ended June 30, 2007. As of June 30, 2008, deferred revenue totaled $0.7 million as compared with $0.8 million as of June 30, 2007.

Industrial Printers

We manufacture solid ink for use in industrial marking, or coding, applications. These products include solid ink for use in the Markem 9000 and 5000 series coders. These products, available in two colors, black and blue, are sold under private label brands and offer a savings of up to 30% versus the Markem brand.

In addition to our inks for use in Markem coders, we have developed inks for two industrial printer manufacturers. We have a supply arrangement with one of these manufacturers, whereby we supply this manufacturer for the printers it manufactures and distributes with solid ink sticks which it distributes under its own brand. Based on projected volumes over the next 12 months, we do not expect sales under this agreement to contribute materially to our revenues or earnings. We have not yet entered into an agreement with the second printer manufacturer, but are actively working on one. Should this opportunity come to fruition, it could materially contribute to both our revenues and earnings.

Back to Index

Branding

We sell our products under the Media Sciences brand, and in a white-box or generic form. Currently, our revenue mix of Media Sciences branded products to white-box 70:30. Brand development is a priority for us. We believe that by improving the recognition and value of the Media Sciences brand, we will be less susceptible to abrupt shifts in demand for our products as competition enters the market. We believe the sale of Media Sciences branded product will increase to 75% of our revenues over the next two years.

In addition to our Media Sciences and white-box packaging, we have the ability to develop private brand programs for large, national or international entities that have developed significant brand equity and wish to extend their brand to our products.

Distribution Methods of the Products and Programs

We ship products to our customers in the United States from our Oakland, New Jersey facility. We ship products to our customers throughout Western Europe from our third party logistics provider in the Netherlands. Approximately 78% of our sales are in the United States, with a majority of the balance of our sales in Western Europe. We believe our international sales will represent approximately 27% of our revenues by the end of fiscal 2009.

We sell our products through a network of distributor, wholesalers and dealers. We directly employ sales personnel in the United States and Europe. In the United States, we also use manufacturer’s representative organizations in the office products channel to extend the efforts of our direct sales team. We do not sell our products directly to end users.

Our primary goal in building our distribution channels is to have our products readily available to the end users. Consequently, we strive to mirror the distribution points of the printer manufacturers, and add additional, unique, distribution points that serve the cost-conscious end user.

Our INKlusive program is currently available only in the United States. The program is marketed by Media Sciences branded product dealers. Dealers who refer end users into the INKlusive program are paid a commission upon consummation of a contract. Further, INKlusive customers are encouraged to return to the dealer who referred them into the program when they need supplies in addition to those automatically shipped under the program.

Sales and Marketing Plans

We believe the market share of our products is in the low single digits. Also noted above was the fact that 27% of monochrome cartridges sold are aftermarket brands. The primary function of our sales and marketing efforts is to increase the market share for the products we manufacture. To do so, we seek to increase end user awareness of Media Sciences products and to support and enable our distribution partners’ sales of our products.

Over the last 18 months, we have substantially transformed our sales team including its leadership. In December 2006 we recruited an experienced industry sales professional to lead our European, Middle Eastern and African sales effort. In January 2007, we recruited a new sales leader for the Americas with substantial office products experience. Both of these individuals come to Media Sciences with a track record of significant revenue growth under their leadership.

We have defined three primary sales channels in the United States: Imaging Supplies, Technology and Office Products. The imaging supplies channel includes distributors and dealers whose primary business is focused on selling imaging supplies. The technology channel includes dealers and distributors whose primary business is focused on selling hardware such as printers and computers. The office products channel includes dealers and wholesalers whose primary business is focused on selling office supplies from file folders to pencils to furniture and beyond. Each of these channels conducts business in a different way. The differences include semantics, promotional programs, expectations and customer set.

Back to Index

Media Sciences’ historical growth in the United States has been driven by the imaging supplies channel. However, we believe that the technology and office products channels serve more than 75% of the potential market. Further, these channels (wholesalers, dealers and end users) typically value those traits core to our products – quality, support, warranty and intellectual property compliance, more than does the imaging supplies channel, which is driven by the price sensitive internet.

We believe the most significant opportunity for revenue (and revenue growth) exists within the office products channel and secondarily in the computer channel. To that end, we are increasing the resources that we are mobilizing within these two channels. We are building a team of sales and marketing professionals focused on the office products and computer channels, that include account specific sales professionals for each of the major office products dealers, an office products marketing director and a nationwide network of manufacturers representatives.

In Europe, our focus is on supporting the differing needs of our partners in each country. In Europe however, as in the United States, we expect the office products channel to be a significant channel for business color printer supplies. In order to pursue these opportunities, we recruited a pan-European office products sales director to address the unique needs of that channel.

The efforts of our sales team are reinforced by sales incentive programs for our channel partners to reward sales volume and growth and loyalty to Media Sciences products. Our incentive programs are based on sales through to the dealer by our partners. In this way, we align our goals with those of our partners.

Our end user sales activities are primarily focused on Fortune 1000 companies and other large color printer installations. These activities, executed in concert with channel partners, include identifying large opportunities and pursuing them by consulting with the individual(s) within the target organization responsible for evaluating, selecting and purchasing color printer supplies, so that they can make an informed decision on Media Sciences as an alternative to the printer manufacturers brand of supplies.

Our marketing efforts include advertising in trade publications, direct mail, catalog placements, Internet banners and other organic and pay per click efforts, blitz days, trade shows and more. Some of these efforts are funded directly by Media Sciences, while other are funded by the channel partner and reimbursed through discretionary marketing funds.

Competition

Media Sciences competes primarily with the original manufacturer (the OEM) of the printers for which we provide supplies, including Xerox, Konica-Minolta, Epson, Brother, Oki, Dell, Samsung and Ricoh. These competitors use several tactics to limit the penetration of aftermarket supplies such as those offered by Media Sciences. These tactics include protecting their technology through the use of patents, the development of sales and marketing programs that provide for incentives to distributors, wholesalers and dealers that sell exclusively the printer manufacturers’ brand supplies (loyalty programs), and through campaigns intended to instill fear, uncertainty and doubt about the quality of third party supplies into the minds of the end user. Media Sciences competes with these manufacturers primarily by offering a compelling value proposition of quality, value (through lower end user costs and higher channel margins) and choice.

We believe we have been significantly impacted by loyalty programs. In January 2006, Xerox instituted loyalty rebate programs at the distributor and wholesaler level. Prior to that time, Xerox’s loyalty programs were limited to dealers. Through these programs, the distributor, wholesaler or dealer is offered substantial rebates that are contingent upon that distributor, wholesaler or dealer selling exclusively Xerox brand solid inks.

Through fiscal 2005, Media Sciences’ solid ink revenues were growing at a strong pace, and in fact the growth rate was increasing year over year. In fiscal 2006, midway through which Xerox instituted its distributor loyalty rebate programs, our solid ink growth rate slowed, as it did again in fiscal 2007. In fiscal 2008, we experienced a contraction in our US solid ink revenues. We believe the slowing and reversal of our growth rate in the United States can be principally attributed to the Xerox loyalty rebate program.

Back to Index

We believe that Xerox’s loyalty rebate programs are in violation of U.S. antitrust laws and we are litigating this point with Xerox. Should Media Sciences prevail and the loyalty rebates be eliminated, we expect a return to strong solid ink growth in the United States. If Media Sciences does not prevail, we could see an expansion of loyalty rebate programs by Xerox and others.

We have also seen an increase in competition from other aftermarket participants. Aftermarket competition can be categorized as remanufactured product and new build. A remanufactured product is produced by procuring, disassembling and cleaning used OEM cartridges, and then replacing certain parts and refilling the cartridge. Consistent quality and source of supply are challenging to remanufacturers of color toner cartridges.

Because of the challenges associated with remanufacturing color toner cartridges, there has been an increase in other new build color cartridges in the market. While building a new cartridge addresses the source of supply issues, quality remains a significant issue for these competitive entities as does respect for the intellectual property rights of the printer manufacturers.

We have encountered competition primarily in the imaging channel, and particularly with dealers selling through the Internet. Internet sales, driven by pay-per-click advertising, are highly price sensitive. Many buyers on the Internet are just looking for the best price, and not necessarily valuing quality, warranty, technical support or compliance with intellectual property laws. Consequently our revenues derived through Internet dealers have contracted.

Media Sciences’ value proposition versus other aftermarket competition remains strong. While these competitive products can be purchased less expensively than Media Sciences products, our combination of consistent high quality, intellectual property compliance backed up with indemnification for anyone who buys, sells or uses our products, strong channel support, and warranty remain unique. While certain classes of customers will look only to price, we believe that an overwhelming majority of potential business customers, who are our target market, do and will value more than just price.

Research and Development

We define the aggregate of all business color printers sold in a trailing three year period as the installed base. Based on Media Sciences products available for sale at June 30, 2008, we believe we manufacture supplies for use in approximately 23% of the overall installed base of business color printers.

To increase the percentage of printers in the installed base for which we manufacture supplies, we have been, and will continue to expand our development resources. Over the last two years we increased our development staff by 150% and invested approximately $500,000 in technology in support of research and development

We direct our research, engineering and development efforts primarily toward developing new products and processes and improving existing product performance. We have five goals in product development:

• Non-infringing
• Highest quality
• 1st to market
• Exclusivity
• Lowest cost

For our solid ink products, all aspects of research, engineering and development are conducted by Media Sciences. This includes formulation and ink stick shape design. As such, we have control over product specifications, costs and development timelines. In fiscal 2007, we invested in rapid prototyping technology to accelerate the pace of our solid ink (and toner cartridge) introductions. The result was the fastest introduction of a solid ink product in the history of the Company, in March 2007.

For our toner cartridge products, we currently partner with other firms for cartridge engineering and raw toner formulation and development. Consequently, we do not have the same level of control over color toner cartridge development that we have over our solid inks.

Back to Index

In order to better and more consistently achieve the above goals in our color toner cartridge development, we believe we need to build our engineering and development resources to lessen our reliance on external resources. Over the last 24 months, we significantly expanded our internal xerographic engineering and design capability. Further, through new personnel and investments in analytical technology, we have partnered with our raw color toner vendors to speed development of raw toners for new color toner applications.

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

Research, engineering and product development costs, which consist of salary and related benefits costs of our technical staff, as well as product development costs including conceptual formulation, design and testing of product alternatives, construction of prototypes, are expensed as incurred. For the years ended June 30, 2008 and 2007, our research, engineering and product development costs were approximately $1.9 million and $1.7 million, respectively.

Integrated Xerographic Design, Engineering and Manufacturing

We have embarked on a significant initiative to build a fully integrated xerographic design, engineering and manufacturing capability in Asia. The goals of this initiative are to:

(1) Increase our operational efficiency, particularly in the area of inventory control;
(2) Decrease the costs of future color toner products, while maintaining our Company’s strict “Science of Color” standards for quality and intellectual property respect; and
(3) Decrease our dependency on third parties for the manufacturing of future color toner products.

Operational Efficiency

Our current supply chain for toner based products is approximately five months. Because of this long supply chain, and exacerbated by large minimum per-cartridge order quantities set by our manufacturing partners, and the fact that we maintain inventory in both white box and Media Sciences branded packaging, we have significantly expanded our inventories to better ensure an in-stock position of our products. This strategy, while meeting the needs of our customers, is not an efficient use of working capital, distribution space and leaves us more vulnerable to inventory obsolescence.

To address this issue, while increasing our ability to meet customer demand, one of the first priorities of this integrated capability is to source semi-finished versions of our cartridges from our existing partners along with toner, chips and packaging, and fill, test, package and ship product to meet the demand.

By way of illustration, a single product launch may include as many as 32 or more packaged stock keeping units (SKUs). These 32 SKUs may actually consist of as few as seven components or assemblies plus packaging. By keeping inventory in component form and filling, testing, packaging and shipping to meet demand, toner based inventories can be reduced by almost 50% (in days in inventory) over time, while better meeting the demands of the market.

Back to Index

Decrease Product Costs

Today our toner cartridges are manufactured by contract manufacturing partners. Inherently there is cost in our sourced cartridges that contributes to the profitability of our partners. By moving further down the supply chain and manufacturing the cartridges ourselves, we expect to be able to recapture profits that would otherwise inure to the benefit of our vendors.

Decrease Dependency

As noted above we currently use contract manufacturing partners to manufacture our toner cartridges. Since we are not the only customer of these entities, and in fact are a small customer to most of them, we are subject to their prioritization of our business. Further, as we have a limited number of manufacturing partners, we risk a disruption in supply of our cartridges. By placing cartridge manufacturing under our control, we decrease the dependency and risks of using a third party.

Status of Capability

This initiative will be implemented in phases, with the cartridge filling capability expected to be in place early calendar 2009. In parallel, we will be building our xerographic engineering team. As a result, we expect to start realizing some of the operational benefits in early calendar 2009 and begin realizing the other benefits, as discussed above, in fiscal 2010.

During fiscal 2008 we formed our China-based entity, secured a manufacturing facility and recruited a core team of management level individuals. In June 2008, we completed the build-out of our facility, but held the acquisition and installation of manufacturing equipment until funding was in place.

With funding now in place, we expect to order and install the required manufacturing equipment by the end of calendar 2008, and secure our final governmental licenses and regulatory approvals in early 2009. The benefits from this initial capability are expected to be significantly better control over our inventories resulting in a reduction in our overall days in inventory, while increasing our ability to meet changing customer needs and while reducing obsolescence risk.

Intellectual Property

Although we believe the ownership of patents, copyrights, trademarks and service marks is an important factor in our business and that our success depends in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel. Our success depends, to a large extent, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, service mark and trade secret rights, and confidentiality procedures to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners with respect to our documentation and other proprietary information. We have registered certain trademarks in the United States and have applied for the registration of other trademarks in the United States. In 2004, we were granted certain patents in the United States, the terms of which are 14 years, and in 2008, we applied for another patent.

Dependence on Major Customers

In 2008, two customers represented 19% and 13% of our net revenues and 26% and 15%, respectively, of accounts receivable at June 30, 2008. In 2007, these same large customers represented 17% and 14% of our net revenues and 29% and 21%, respectively, of accounts receivable at June 30, 2007.

Back to Index

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

In 2008, two vendors represented 31% of our cost of goods sold, with no single vendor accounting for more than 18%. In 2007, two vendors represented 24% of our cost of goods sold, with no single vendor accounting for more than 13%.

Need for Government Approval

Not applicable.

Government Regulation

Not applicable.

Compliance with Environmental Laws

Not applicable.

Employees

We currently have 67 employees, who all work on a full-time basis.

ITEM 1A.	RISK FACTORS

We are subject to certain risks in our business operations. We have identified below certain risks which we believe may affect our business and the principal ways in which we anticipate that they may affect our business or financial condition. Careful consideration of these risks should be made before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

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

Back to Index

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

Back to Index

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

Our revenues are derived primarily from a single group of similar and related products, and a decline in demand or prices for these products or services could substantially adversely affect our operating results. We currently derive the majority of our revenues from the sale of solid ink sticks and toner cartridges for color business printers. We expect these products to continue to account for the majority of our revenues in the future. As a result, factors adversely affecting the pricing of or demand for such products, including difficult economic conditions, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition.

Back to Index

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

Our customer base is relatively concentrated. Presently, two customers account for about 32% of our entire net revenues. For the foreseeable future, we expect to continue to have a relatively highly concentrated customer base. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or delay or cancel orders, we may not be able to replace the business. Any changing, rescheduling or canceling orders by these customers may result in a significant decline in our revenues and profitability. Major customers may also seek and on occasion receive pricing, payment terms or other conditions that are less favorable to us. In addition, certain customers may form strategic alliances or collaborative efforts that could result in additional complexities in managing individual customer relationships and transactions. These factors could have a material adverse effect on our business, financial condition and results of operations.

Product Warranty – Because we offer a liberal product warranty, expenses associated with the program could harm our revenues and substantially increase our costs.

We provide warranties for our products as to suitability for use in the intended printer models and that our products are free of defects that could cause damage to these printers. We may be exposed to substantial costs under the product warranty. Costs covered include customary charges for the repair or replacement of the printer with an equivalent new or refurbished printer, at our sole discretion. We believe that our product warranty is relatively liberal, providing in most cases, broader and more complete coverage than that provided by the original equipment printer manufacturer.

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

Back to Index

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

We depend on our current third-party financing sources to fund our INKlusive program. If any of our third-party financing vendors are unable to access the capital markets, ceases to operate as a finance company, or chooses not to participate in the financing of the INKlusive program, we may have to cease or scale-back our INKlusive program. As a result, our revenues and operating results could be adversely affected.

Covenants in our debt instruments could trigger a default adversely affecting our ability to execute our business plan, our ability to obtain further financing, and potentially adversely affect the ownership of our assets.

Upon the occurrence of an event of default under any of our loan agreements, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable, and terminate all commitments to extend further debt. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our debt facilities and our other indebtedness or be able to implement our business plan. If we are unable to repay our outstanding indebtedness, the bank could foreclose on all of our assets. Accordingly, the occurrence of an event of default could have a material adverse affect on our financial position, results of operations, and our viability as a going concern.

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

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development, potential acquisitions, complete our manufacturing operations in China, or fulfill our present or future obligations.

We have incurred net losses in each of the prior five quarters totaling $2.2 million, contributing to our $1.1 million accumulated deficit at June 30, 2008. We believe that we may continue to incur net losses for the foreseeable future, as we expect to make continued investment in product development, and sales and marketing, and develop our China manufacturing operations in an effort to grow our business and improve its profitability. We may find that our expansion plans are more costly than we currently anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses.

Our ability to generate sufficient cash flow from operations to fund our operations and product development, including the payment of cash consideration in any potential acquisitions, completion of our manufacturing operations in China, and the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to sell assets or raise equity or debt financings when needed or on desirable terms. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations.

Back to Index

RISKS RELATED TO OUR INTERNATIONAL BUSINESS AND SENSITIVITY

TO ECONOMIC CONDITIONS

Commodity price fluctuations may increase our cost of goods and adversely affect our results.

A large percentage of our products utilize petroleum, flax and soybean-based materials and paper and corrugated packaging. Volatility in the prices of these commodities could increase the costs of our products, which we may not be able to pass on to our customers, and thereby adversely affect our results of operations and cash flows.

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks. Expansion into international markets is important to our long-term success, and our inexperience in the operation of our business outside the U.S. increases the risk that our international expansion efforts might not be successful.

Net revenue outside the U.S. accounted for approximately 22% of our consolidated net revenue in fiscal 2008. These non-U.S. sales are primarily concentrated in Western Europe and are expected to grow at a rate faster than our U.S. business. We opened our first office outside the U.S. in January 2005, and have only limited experience with operations outside the U.S. Expansion into international markets requires management attention and resources. These risks could harm our international expansion efforts, which would in turn harm our business and operating results.

Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business may significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an unexpected adverse impact on our international revenue. If the value of the U.S. dollar relative to the European currencies were to significantly increase, it could have an unexpected adverse impact on our revenues, profits and other operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East, geopolitical instabilities in Asia and a backlash against U.S. based companies may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

Currently, all of our toner-based products are sourced and assembled in foreign locations, particularly Japan, China, and Taiwan, which subject us to a number of economic and other risks.

Local laws in effect or that may be enacted in foreign jurisdictions may afford less protection to holders of our securities than those in effect in the United States.

We presently have three non-U.S. subsidiaries, Media Sciences U.K. Limited, Media Sciences Trading Ltd. (a Bermudan entity), and Media Sciences (Dongguan) Company Limited (a Peoples Republic of China entity). These foreign subsidiaries are organized under the laws of their respective jurisdictions. Thus, holders of our securities should not conclude that assets and interests held by such foreign subsidiaries are subject to the same protections afforded similar entities incorporated in a United States jurisdiction.

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

Back to Index

RISKS RELATED TO OUR TECHNOLOGY AND THE NATURE OF OUR PRODUCTS

We operate in an industry characterized by increasingly rapid technological changes and our sales are dependent on the continued development of new technologies and products.

The markets for our products and services are characterized by: rapid technological change; increasing technical complexity of the products (i.e., new chemical toners, use of complex new chip technologies, etc.); evolving industry standards; fluctuations in customer demand; changes in customer requirements; and frequent new product and service introductions and enhancements.

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

Back to Index

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

On June 23, 2006, Xerox Corporation filed a lawsuit against the Company alleging Media Sciences’ solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly. The suit seeks unspecified damages and fees. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees. We believe we have meritorious defenses and counterclaims and intend to pursue them vigorously. There can be no assurance, however, that we will be successful in our defense of this action. The loss of all or a part of this lawsuit could have a material adverse affect on our financial position and results of operations.

Back to Index

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

Back to Index

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

Back to Index

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

In the future we may acquire, or make significant investments in, businesses to achieve our strategic objectives. While we expect to carefully analyze each potential acquisition before committing to the transaction, we may not be able to integrate and manage acquired products and businesses effectively. We cannot assure anyone that our previous acquisitions or any future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize synergies expected to result from an acquisition; (4) failure to commercialize purchased technologies; (5) ineffectiveness of an acquired company’s internal controls; (6) impairment of acquired assets as a result of technological advancements or worse-than-expected performance of

Back to Index

the acquired company or its product offerings; (7) unknown, underestimated and/or undisclosed commitments or liabilities, including those related to an acquired company’s product quality or unauthorized use of a third-party’s intellectual property; (8) substantial unanticipated costs; (9) material product liability or intellectual property liability associated with the sale of the acquired company’s products; (10) failure to integrate and retain key employees; and (11) ineffective integration of operations. Mergers and acquisitions are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

In addition, acquisitions also expose us to the risk of claims by terminated employees, shareholders of the acquired companies or other third parties related to the transaction. If we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. In a number of our acquisitions, we have agreed to make future payments, or earnouts, based on the performance of the businesses we acquired. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business of certain specified bookings, revenue, product proliferation, and product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt. Any of these events could have a material adverse effect on our business, operating results and financial condition.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our financial condition and results of operations.

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended June 30, 2005, we took an asset impairment charge of $0.9 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $3.6 million at June 30, 2008, so if we are required to take such additional impairment charges, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

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

Changes in accounting regulations and related interpretations and policies, could cause us to recognize lower revenue and profits, adversely impact our ability to provide financial guidance, and negatively affect our results of operations, stock price and our stock price volatility.

Policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, income taxes, facilities consolidation charges, allowances for doubtful accounts, stock-based compensation and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and the factors associated with estimates related to these matters may be subject to a great degree of variability. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements. Some of these matters are also among topics currently under re-examination by accounting standard setters and regulators. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

Back to Index

As an example, Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is a risk that, as we and others gain experience with SFAS No. 123(R) or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used require modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to correct the charges taken in prior periods.  Any such corrections of charges taken in a prior period could negatively affect our results of operations, stock price and our stock price volatility.

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

Pursuant to the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting; as such standards may be modified, supplemented or amended from time to time. Beginning during our fiscal year ending June 30, 2010, and annually thereafter, our Form 10-K must include, in addition to a report of our management’s assessment of the adequacy of such internal control, a report from our independent registered public accounting firm publicly attesting to the adequacy and effectiveness of our internal controls. Ongoing compliance with these requirements is complex, costly and time-consuming. If we fail to maintain an effective internal control over financial reporting, if our management does not timely assess the adequacy of such internal controls, or if our independent registered public accounting firm does not timely attest to the evaluation, we could be subject to regulatory sanctions and the public’s perception of Media Sciences may decline and the trading price of our stock could drop significantly.

Back to Index

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

Deviations from expectations may be the result of unreasonable or aggressive analyst or investor expectations and/or result from fluctuations in our revenues and operating results. We may experience significant fluctuations in our future revenues and operating results due to many factors, including, but not limited to the following:

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

• the performance of our international business, which accounts for approximately 22% of our consolidated revenues;
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
• delays or unexpected costs incurred in starting our toner-based product manufacturing operations in China.

Back to Index

Our stock price has been volatile, and you could lose the value of your investment.

Our stock price has been volatile and has fluctuated significantly in the past and your investment in our stock could lose some or all of its value. For example, during the past twelve months, the closing sales price of our common stock has fluctuated from a high of $6.22 per share to a low of $1.95 per share. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to the following:

• quarterly variations in our results of operations or those of our competitors;
• announcements by us or our competitors of new products, product improvements, significant contracts,
• commercial relationships or capital commitments;
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

Back to Index

We may not be able to maintain our listing on the NASDAQ, which may limit the ability of our stockholders to resell their common stock in the secondary market.

Although we are currently listed on the NASDAQ, we might not meet the criteria for continued listing on the NASDAQ in the future. If we are unable to meet the continued listing criteria of the NASDAQ and become delisted, trading of our common stock could be conducted in the Over-the-Counter Bulletin Board. In such case, an investor would likely find it more difficult to dispose of our common stock or to obtain accurate market quotations for it. If our common stock is delisted from the NASDAQ, it will become subject to the Securities and Exchange Commission’s ‘‘penny stock rules,’’ which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and ‘‘accredited investors.’’ Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of stockholders to sell their common stock in the secondary market.

Back to Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

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

We maintain warehouse, manufacturing facilities, offices and dormitory facilities in Dongguan City, People’s Republic of China pursuant to a lease expiring on November 30, 2012.

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

Location	Approximate Square Feet	Approximate Annual Rent	Use	Lease Expiration Date
8 Allerman Road Oakland, NJ 07436	41,800	$300,000	Executive Offices, Warehouse, and Manufacturing Facility	September 30, 2009

40 Boroline Road Allendale, NJ 07401	15,400	$209,000	Former offices, now being sublet.	May 31, 2011

Jiaxia River South Industry Park of Chang’an Town Dongguan City PRC	151,342	$297,000	Warehouse, Manufacturing Facility, Offices, and Dormitory	November 30, 2012

Suite 216 The Commercial Centrel Picket Piece, Andover Hampshire, SP11 6RU United Kingdom	300	$ 5,000	Office	Month-to-month

Room F7 Worth Corner Pound Hill Crawley West Sussex RH10 7SL United Kingdom	195	$ 5,000	Office	Month-to-month

No. 008, Ninth Floor CITIC City Plaza Shennan Road Central Shenzhen China	379	$ 5,000	Office	Month-to-month

Back to Index

ITEM 3.	LEGAL PROCEEDINGS

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly. The suit seeks unspecified damages and fees. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees. On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company. Pre-trial discovery on the infringement action was completed in September 2007. Pre-trial discovery on the Company’s antitrust action was completed in July 2008. Both actions, which the court has ruled will be tried together, may be heard in the summer or fall of 2009. The loss of all or a part of this lawsuit could have a material adverse affect on our results of operations and financial position. The Company believes that its inks do not infringe any valid U.S. patents and therefore it has meritorious grounds for success in this case. The Company intends to vigorously defend these allegations of infringement. There can be no assurance, however, that the Company will be successful in its defense of this action. Proceeds of this suit, if any, will be recorded in the period when received.

In May 2005, the Company filed suit in New Jersey state court against our former insurance broker for insurance malpractice. This litigation was settled in August 2008. Under the settlement, Media Sciences received proceeds of $1.5 million. Proceeds of this settlement will be recognized in our results of operations in the Company’s fiscal first quarter ended September 30, 2008.

Other than the above, as at June 30, 2008, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Back to Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal Year	Quarter Ended	High	Low
2007	September 30, 2006	$5.34	$4.40
	December 31, 2006	$6.66	$5.06
	March 31, 2007	$6.86	$5.20
	June 30, 2007	$6.42	$5.00
2008	September 30, 2007	$6.22	$5.04
	December 31, 2007	$5.95	$4.01
	March 31, 2008	$4.35	$2.80
	June 30, 2008	$3.85	$1.95

Holders

On September 15, 2008, there were 277 stockholders of record of shares of our common stock. We estimate that approximately 1,400 pesons held shares in “street name” as of such date.

Dividends

We have never declared any cash dividends on our common stock. Future cash dividends on the common stock, if any, will be at the discretion of our Board of Directors and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that the Board of Directors may consider important.

No shares of preferred stock are presently outstanding.

Transfer Agent

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

Back to Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Our financial position and results of operations were adversely impacted through our fiscal year by three key themes: (1) the substantial costs of pretrial discovery associated with our litigation with Xerox; (2) start-up costs of China-based manufacturing initiative; and (3) continued substantial growth of our inventories. The impact of these is summarized below:

•

Litigation – During the year we incurred $1,689,000 of expense (about $1,013,000 after tax or about $0.09 per share) associated with litigation. Most of this expense was associated with the substantial pretrial discovery associated with our defense of a patent infringement suit filed against us by Xerox and our prosecution of antitrust claims against Xerox. Since all pretrial discovery concluded in early July and, based on expectations that the case may not be heard until the summer or fall of 2009, we are expecting a substantial reduction in our litigation expense in the fiscal year ahead. We estimate that our 2009 litigation spend may be about one-third that of what we spent in 2008 or about $600,000.

•

Business Formation and Start-up Costs – During the year we recognized about $885,000 (about $531,000 after tax or about $0.05 per share) of expenses associated with formation and start-up costs associated with our manufacturing operations in China.

•

Inventory Growth – During the year our inventories grew by $3,414,000 from $5,802,000 to $9,216,000. Inventory growth was the largest single use of our working capital in 2008. Toner-based product raw materials and finished goods were the primary driver of this inventory growth.

Further, our 8% year-over-year revenue growth neither met our expectations nor kept pace with our operating expense growth, exclusive of our significant litigation and business start-up costs. These expectations and operating expense growth were significantly driven by the expansion of our sales teams in the U.S. and Europe and our increased R&D efforts. Our overall 2008 revenue growth was attenuated by a number of factors, the most significant of which include:

(1)	Our penetration of the office product and technology distribution channels, which was a significant initiative for 2008, has been slower than expected.
(2)

Year-over-year, on a consolidated basis, we experienced a 12% decline in solid ink revenues that we attribute primarily to Xerox’s loyalty rebate program in the U.S. In the U.S., where Xerox has instituted loyalty rebate programs, which are the subject of our antitrust action, we experienced a decline in our solid ink revenues. However in Europe, where these programs do not exist, we experienced continued growth in our solid ink revenues. We also attribute a portion of our year-over-year solid ink revenue decline to the availability of a Korean solid ink product in the market. Despite an International Trade Commission exclusion order, some of this product continues to be available in the predominately internet centric imaging channel.

(3)

While our toner-based product revenues grew 48% year-over-year in 2008, we had expected even stronger growth. Our toner-based product revenues were tempered by the delayed shipment of certain products, most notably Clearcase cartridges for use in Samsung 500 and related products, and by aftermarket competition on certain of our products. These competing aftermarket products, although distinguishable from ours in terms of quality, intellectual property respect, and warranty protection, did impact our growth in 2008, particularly in the internet centric imaging channel, where price tends to be the key driver of purchase decisions. In addition to stepping up our efforts to distinguish our products higher consistent quality, its respect for intellectual property rights, and the unmatched warranty protection that comes with our products, we did respond to this competition with selective reductions in our selling prices.

Back to Index

Subsequent Events and Actions Taken to Improve Future Operating Performance

Reduction in Force. With the objective of getting our operating costs in-line with our present level of revenue generation, in July 2008, we implemented a reduction in force and initiated a cost reduction plan to realize additional operating cost savings. Collectively, we expect these efforts to help us realize a run-rate improvement in our annual pretax operating results of about $1,610,000 and cash flows from operations of about $1,925,000. On July 10, 2008, we reduced our employee headcount by about 20%. Concurrent with the reduction in force, we made stock-based compensation awards under a program to retain key employees. Retention grants were in lieu of annual grants typically awarded in October. Stock based compensation grants made under this program are expected to generate about $315,000 of non-cash stock based compensation expense in fiscal 2009.

Litigation Settlement. On August 6, 2008, we signed an agreement to settle litigation with our former insurance broker. Under the terms of the agreement, we received a one-time payment on that date of $1,500,000. The settlement will be recorded as a reduction to operating expense during the period in which it was received, our first quarter of 2009, ending September 30, 2008. The settlement received represents a recovery of legal fees incurred to pursue the action and a partial recovery of product warranty expense the company incurred during its fiscal 2002 year.

Plans for Operations in China and Debt Financing. We believe that establishing product manufacturing operations in China is the best long-term solution to the supply chain issues that we face with our toner-based products. These issues include: (1) product quality consistency; (2) long order lead times and large minimum order quantities and the growth in inventory levels that result; (3) future scalability of our toner-based product business and ensuring that we are a low-cost producer of such products; and (4) elimination of the potential and real competitive threats that result from our present use of contract manufacturers. Given the compelling economic and strategic reasons to execute our manufacturing strategy, we are committed to the execution of this strategy.

On September 24, 2008, we completed a $1.25 million convertible debt financing with MicroCapital Fund, LP and MicroCapital Fund, Ltd. (“MicroCapital”). We issued three year notes, bearing interest at 10% payable quarterly and convertible into shares of our common stock at $1.65 per share. We also issued (a) five year warrants to purchase 387,787 shares of our common stock at $1.65 per share, and (b) three year warrants allowing MicroCapital to repeat its investment up to $1.25 million on substantially the same terms and conditions. The three year warrants may be called by us if certain criteria are met. We intend to use the proceeds to fund the capital expenditure and working capital requirements associated with our China based manufacturing operations.

Inventory Management Initiative. Our new Chief Operating Officer, Robert Ward, who succeeded Lawrence Anderson when he retired in late July 2008, has developed a multi-faceted plan to better manage our toner-based product inventories and supply chain. Preliminary modeling suggests that the plan could yield a $2,000,000 reduction in inventories over fiscal 2009. The plan, although not dependent upon execution of our plans for China, is expected to produce a more rapid achievement of the inventory level reduction we seek as a result of our plant in China becoming operational. The plan integrates detailed SKU level sales forecasting, which was recently implemented, with statistical modeling that accounts for demand variability based on historic order volatility. Other elements of the plan include a reduction in minimum order quantities through our providing vendors with rolling forecasts of our production needs and the adoption of quality assurance and control processes at the vendor or closer to the production.

Analysis of 2008 and 2007 Results of Operation

The following items significantly impacted our reported results of operations in 2008 and 2007. Collectively, these items reduced our reported gross profits by $134,000, pretax income by $3,183,000, net income by about $1,927,000 and earnings per share by about $0.17, fully diluted.

Litigation. During the year ended June 30, 2008, we incurred $1,689,000 of expense (about $1,013,000 after tax or about $0.09 per share) associated with litigation we have pending against our former insurance broker and in defense of a patent infringement suit brought by Xerox. In August 2008, subsequent to our fiscal year end, we

Back to Index

settled the matters with our former insurance broker in the amount of $1,500,000 (see Commitments, Litigation and Contingencies Note 5). During the first quarter of fiscal 2008, we completed pretrial discovery associated with the defense of the Xerox patent infringement litigation. During our fiscal third and fourth quarter of 2008, we completed the majority of pretrial discovery associated with the antitrust claims we are pursuing against Xerox. In the comparative period, the year ended June 30, 2007, our costs of litigation totaled $1,182,000 (about $710,000 after tax or about $0.06 per share). For more information regarding our litigation, see Note 5 to the Consolidated Financial Statements. We estimate that our 2009 litigation spend may be about one-third that of what we spent in 2008 or about $600,000.

While each case is, in and of itself, non-recurring in nature, we may from time to time become involved in legal proceedings due to the nature of our business and our competitive environment. The resulting unpredictability of our legal expenses may contribute to future volatility in our earnings, as it did in 2008 and 2007.

Business Formation and Start-up Costs. During the year ended June 30, 2008, we recognized about $885,000 of expenses associated with formation and start-up costs associated with our manufacturing operations in China. These costs reduced our fiscal 2008 reported net income by about $531,000 or about $0.05 per share. In the comparative period, the year ended June 30, 2007, we recognized about $81,000 (about $49,000 after tax or about $0.004 per share) of expenses associated with formation and start-up costs associated with our manufacturing operations in China.

SFAS No. 123(R) Non-cash Expense. Our operating results for the year ended June 30, 2008 include $475,000 of pretax non-cash stock-based compensation expense ($303,000 after tax or about $0.03 per share). In the comparative period, the year ended June 30, 2007, we recognized $483,000 of pretax non-cash stock-based compensation expense ($307,000 after tax or about $0.03 per share).

Inventory Reserves. During the year ended June 30, 2008, we increased our inventory obsolescence reserves by $134,000. This non-cash charge increased our cost of goods sold and reduced our reported gross profit by $134,000, reducing our reported gross margin by about 55 basis points. This charge reduced our reported net income by about $83,000 or about $0.01 per share. In the comparative period, the year ended June 30, 2007, we increased our inventory obsolescence reserves by $331,000, reduced our reported gross profit by the same amount, our reported gross margin by about 150 basis points, and reported net income by about $199,000 or about $0.02 per share. For both periods, these additional reserves were primarily related to inventories of our older and slower-moving toner-based products.

Net revenues, cost of goods sold, gross profit, gross margin, income from operations, net income, and diluted earnings per share are the key indicators we use to monitor our financial condition and operating performance. The above referenced litigation, business start-up and non-cash expenses are included in the summary information present below (in thousands, except per share data).

	1st	2nd	3rd	4th	Full
Fiscal 2008	Quarter	Quarter	Quarter	Quarter	Year
Net revenues	$6,431	$5,685	$6,474	$5,647	$24,238
Cost of goods sold	$3,486	$3,083	$3,409	$3,156	$13,134
Gross profit	$2,945	$2,602	$3,065	$2,491	$11,104
Gross margin	45.8%	45.8%	47.4%	44.1%	45.8%
(Loss) from operations	$(334)	$(839)	$(791)	$(1,080)	$(3,043)
Operating margin	(5.2)%	(14.8)%	(12.2)%	(19.1)%	(12.6)%
Net (loss)	$(187)	$(485)	$(488)	$(664)	$(1,824)
Diluted (loss) per share	$(0.02)	$(0.04)	$(0.04)	$(0.06)	$(0.16)

Back to Index

	1st	2nd	3rd	4th	Full
Fiscal 2007	Quarter	Quarter	Quarter	Quarter	Year
Net revenues	$5,625	$6,078	$5,306	$5,509	$22,517
Cost of goods sold	$2,515	$2,533	$2,395	$2,885	$10,327
Gross profit	$3,110	$3,545	$2,911	$2, 624	$12,190
Gross margin	55.3%	58.3%	54.9%	47.6%	54.1%
Income (loss) from operations	$788	$937	$19	$(753)	$990
Operating margin	14.0%	15.4%	0.4%	(13.7)%	4.4%
Net income (loss)	$542	$625	$26	$(417)	$777
Diluted earnings (loss) per share	$0.05	$0.05	$0.00	$(0.04)	$0.07

RESULTS OF OPERATIONS

Net Revenues. In fiscal 2008, consolidated net revenues increased by $1,721,000 or 8% to $24,238,000, from $22,517,000 in fiscal 2007. Sales of color toner cartridges increased by about 48% over fiscal 2007 while sales of solid ink sticks contracted by about 12%. Direct sales of supplies, through our Cadapult subsidiary, decreased by approximately 85% as we terminated direct sales of supplies to end users and focused on building sales through our indirect distribution channels. In fiscal 2007, consolidated net revenues increased by $1,244,000, or 6% to $22,517,000. 2007 sales of color toner cartridges increased by about 26% over 2006 while sales of solid ink sticks increased by approximately 2%.

During our fiscal fourth quarter ended June 30, 2008, we introduced several new toner-based products, which were well received by the market. As a result, we ended the 2008 year with $200,000 of products on backorder. Since we do not recognize revenues until orders are filled and shipped, revenues associated with these primarily new products were not recognized in the year ended June 30, 2008. For the comparative period, we had $140,000 of products on backorder at June 30, 2007.

Overall, our net revenue growth in both fiscal 2008 and 2007 was driven primarily by sales from new products introduced to the market over the last 18 months, and to a lesser extent, an increase in market share for some of our existing products, and in general continued growth of the installed base of color business printers that consume products we manufacture. During fiscal 2008 and 2007, the mix of both solid ink and toner-based products shifted from older models to newer models and reflected the introduction of a number of new products that were predominately toner-based. This trend is expected to continue as lower color printer prices encourage migration from older, slower printers with higher service costs to newer, faster color printers with lower service costs.

The following summarizes the products we introduced in fiscal 2008. In June and July 2007, we began shipping toner cartridges for use in most of the following products: Xerox Phaser 6360, Dell 5110 and Ricoh Aficio CL-2000/3000/3500 business color printers. After initial delays due to problems with a contract manufacturing partner, cartridges for use in the Samsung CLP-500, 510 and 550 began shipping in volumes in January 2008. Also in January 2008, we launched two new products: toner cartridges for use in Samsung CLP-300/CLX-3160/CLX-2160; and Xerox Phaser 6110/6110MFP business color printers. We began shipping limited quantities of these products in December 2007. In May 2008, we launched and began shipping toner cartridges for use in OKI C5500, C5600, C5700, C5800, C5900, C6100, and C5550MFP business color printers.

We expect the sales growth of color toner-based product to continue to outpace that of color solid ink products into fiscal 2009. Currently, we offer products for a fraction of the toner-based color laser market. According to industry data, provided by Lyra Research, the market for toner-based color business printer consumables is about twenty-five times larger than that of the color solid ink segment. Our business strategy and development efforts recognize and are aligned with the greater market opportunity that the toner-based product segment of the market represents. Accordingly, we expect our toner-based product sales growth to continue to outpace that of our solid ink products for the foreseeable future. Media Sciences currently manufactures solid ink for use in almost all available color business solid ink printers. As a result, until new solid ink printers are brought to market, we will continue to have fewer solid ink development opportunities. Outside the color business segment, we continue to formulate solid inks for our growing industrial marking business.

Back to Index

Cost of Goods Sold

Cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight – In fiscal 2008, our cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight costs, increased by $2,665,000 or 31% to $11,159,000 (46% of net revenues) from $8,494,000 (38% of revenues) in the prior fiscal year ended June 30, 2007. About 45% or about $1,200,000, of the total 800 basis point decrease in margins is attributable to shifts in our product sales mix from a greater proportion of solid ink products to a greater proportion of toner-based products, which typically carry lower gross margins. The remaining 55% or about $1,500,000, of the total 800 basis point decrease in margins is attributable to a combination of lower effective average selling prices, higher year-over-year production and shipping costs, and sales mix shifts among our toner-based products. Year-over-year, we have generally reduced our average selling prices to the office products and technology channels and reduced prices on some less differentiated products to address competitive offerings. Some notable areas of increased costs include: (1) raw materials; packaging and freight; (2) labor and supplies associated with custom labeling for certain new private label customers; (3) additional quality assurance labor associated with the growth of our toner-based product volumes; and (4) domestic personnel to fill and package toner-based products for sale to U.S. military and governmental entities.

Between fiscal 2006 and 2007, we achieved a $42,000 or 0.5% decrease in our cost of goods sold, exclusive of depreciation and amortization, product warranty, and shipping and freight, despite a 6% increase in net revenues. This decrease is attributed to a transition in our toner-based product line from very low margin versions of cartridges to higher margin cartridges, and to year-over-year yield improvements in our solid ink manufacturing. These favorable reductions in cost of goods sold were partially offset by $304,000 of charges taken through the year to increase our reserves for inventory obsolescence, as well as increased prices of certain raw materials and their associated shipping costs.

Depreciation and amortization – Depreciation and amortization associated with our manufacturing decreased by $44,000 or 7% in fiscal 2008 over 2007. These same costs increased by $88,000 or 17% in fiscal 2007 over 2006. These year-over-year changes are primarily driven by retirements or additions to our installed base of tool and die assets. These tool and die assets, which are used to create toner cartridges, are amortized over an average estimated useful life of three years. During the year ended June 30, 2008, we invested $713,000 in various property and equipment that will be depreciated and amortized over useful lives of three to seven years. During the preceding year ended June 30, 2007, we invested $1,108,000 in similar assets having comparable useful lives. Most of these capital expenditures were associated with our manufacturing operations. The depreciation and amortization generated by these manufacturing assets is classified as a component of cost of goods sold. Depreciation and amortization related to assets employed in our research and development activities is classified as a component of research and development expense. All other depreciation and amortization is classified as a component of selling, general and administrative expense

Product warranty – Product warranty costs represented 3.6% of fiscal 2008 net revenues, up slightly from the 3.2% level we experienced in 2007. These ratios were significantly improved from the 4.1% and 6.2% of net revenues product warranty expense represented in our fiscal 2006 and 2005, respectively. We believe that our substantial investments made in plant and equipment, including laboratory equipment, quality control processes and personnel, have been and will continue to be reflected in improved product quality and fewer warranty claims. In fiscal 2009 and 2010, we expect to realize some further, though much more moderate, declines in our product warranty costs.

Shipping and freight – Outbound shipping and freight cost to customers increased by $32,000 or 6% in fiscal 2008 over 2007, remaining stable at 2.2% of net revenues. Despite noticeable year-over-year increases in the costs of shipping and freight, we were able to effectively manage this cost during 2008. In fiscal over 2006, shipping and freight cost to customers decreased by $23,000 or 4%. In fiscal 2009, we do not expect to realize significant improvements in our ratio of shipping and freight costs to net revenues. Further increases in transportation costs may actually result in increases to these costs unless we can successfully offset or pass along such costs.

Gross Profit. 2008 consolidated gross profit decreased by $1,086,000 or 9% to $11,104,000 from $12,190,000 in 2007. In fiscal 2008, our gross margin was 46% of net revenues as compared with 54% of net revenues in 2007.

Back to Index

About 45% of this 800 basis point decrease in margins is attributable to shifts in our product sales mix from a greater proportion of solid ink products to a greater proportion of toner-based products, which typically carry lower gross margins. The remaining 55% of the 800 basis point decrease in margins is attributable to a combination of lower effective average selling prices, higher year-over-year production and shipping costs, and sales mix shifts among our toner-based products. Year-over-year, we have generally reduced our average selling prices to the office products and technology channels and reduced prices on some less differentiated products to address competitive offerings. Some notable areas of increased costs include: (1) raw materials; packaging and freight;(2) labor and supplies associated with custom labeling for certain new private label customers; (3) additional quality assurance labor associated with the growth of our toner-based product volumes; and (4) domestic personnel to fill and package toner-based products for sale to U.S. military and governmental entities.

2007 consolidated gross profit increased by $1,369,000 or 13% to $12,190,000 from $10,821,000 in fiscal 2006. In fiscal 2007, our gross margin was 54% of net revenues as compared with 51% of net revenues in 2006. This 320 basis point increase in margin is attributed to the following: (1) our transition from lower to higher margin versions of cartridges; (2) some solid ink margin enhancements resulting from manufacturing yield improvements put in-place during the preceding fiscal year; (3) a decline in revenues in our Cadapult subsidiary, which typically carry lower margins; (4) a reduction in our product warranty costs; (5) and slightly lower outbound shipping and freight costs. These improvements to our margins were partially offset by charges taken through the year to increase our reserves for inventory obsolescence and certain increases in our raw material costs and higher manufacturing depreciation and amortization costs.

As in fiscal 2008, changes in our gross margins in fiscal 2009 will be a function of the significance of shifts we may experience in our solid ink versus toner-based product sales mix. Fiscal 2009 gross margins will also be affected by the incremental impact of new products we may launch in the fiscal year and the extent of their success, measured in unit volumes. We have in development several color toner-based products which if launched are expected to carry margins that are lower than our overall gross margins in fiscal 2008. The impact on our margins will be a function of our sales volumes associated with these products. If we are successful with these new products, it is likely that our gross margins in fiscal 2009 may reflect some erosion. Increases in raw material or inbound shipping costs may also decrease our margins unless they can be offset by manufacturing efficiencies. Further, competitive pressures in the markets for our products may also adversely impact our margins as we may need to respond with reductions in our product ASP’s to maintain market share.

Research and Development. In fiscal 2008, research and development spending increased by $114,000 or 7% over 2007. In fiscal 2007 over 2006, research and development spending increased by $653,000 or 60%. These increases in both years were driven by our initiatives to increase product breadth through the development and launch of new products. The increases in our research and development spending were broad-based. During fiscal 2007, we added new technical personnel and management to our research and development team. Also increased were research and development capital and operating expenditures as we accelerated the pace of new product development. Looking into fiscal 2009, we expect our research and development spending to remain at a similar to slightly lower percentage of net revenues.

Selling, General and Administrative. In fiscal 2008, selling, general and administrative expense, exclusive of depreciation and amortization, increased by $2,768,000 or 30% over 2007. This increase was primarily driven by: (1) the $885,000 of costs associated with the start-up activities for our operations in China; (2) about $747,000 of additional compensation, benefit, travel and entertainment costs resulting from the expansion of our Sales teams; (3) about $507,000 of greater year-over-year litigation costs; (4) about $378,000 of greater compensation and benefit costs primarily related to our technical support and information technology operations; and (5) a $150,000 increase in our advertising and marketing spending.

In fiscal 2007, selling, general and administrative expense, inclusive of depreciation and amortization, increased by $2,908,000 or 47% over 2006. The increase in selling, general and administrative expense in fiscal 2007 was primarily driven by the $1,182,000 of costs associated with litigation pretrial activity, about $328,000 of stock-based compensation expense resulting from the adoption of SFAS No. 123(R), and the remainder mostly attributed to greater sales and marketing compensation and benefits costs, including non-recurring severance costs associated with our sales reorganization.

Back to Index

Depreciation and Amortization. In fiscal 2008, non-manufacturing and non-research and development depreciation and amortization expense increased by $65,000 or 21% over 2007. The increase is attributed to leasehold improvements, information technology and furniture and fixture additions. In fiscal 2007, non-manufacturing and non-research and development depreciation and amortization expense increased by $87,000 or 39% over 2006. Both increases are attributed to leasehold improvements, information technology and furniture and fixture additions, driven by staff additions and upgrades to our information technology infrastructure. In fiscal 2009, we expect selling, general and administrative depreciation and amortization to increase over 2008 levels, however, at a much slower pace.

Interest Expense, Net. In fiscal 2008, we had net interest expense of $93,000 versus net interest income of $61,000 in 2007. This compares with $55,000 of net interest expense in fiscal 2006. The year-over-year changes in net interest income and expense are due to variations in our level of borrowing and the level of our cash balances available for investment.

Income Taxes. For the year ended June 30, 2008, we recorded an income tax benefit of $1,312,000 as compared with an income tax provision of $274,000 for the year ended June 30, 2007. For the years ended June 30, 2008 and 2007, our effective tax rate was 42% and 26%, respectively. The effective aggregate state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities.

We believe that it is more likely than not that the net remaining deferred tax assets of approximately $1,033,000 at June 30, 2008 will be realized, based primarily upon forecasted taxable income and to a lesser degree upon tax planning strategies. Although the Company has experienced operating losses in the past year, we anticipate operating profits and taxable income in fiscal 2009 and thereafter, resulting from our July 2008 reduction-in-force, our cost reduction initiatives, and the realization of the $1,500,000 litigation settlement we received in August 2008. The minimum annual taxable income required to realize the deferred tax assets over the 20-year net operating loss carry-forward period is approximately $125,000.

Net Income. For the year ended June 30, 2008, we lost $1,824,000 from operations or $0.16 per share basic and fully diluted, as compared to the year ended June 30, 2007, where we earned $777,000 or $0.07 per share basic and fully diluted. As discussed in the Executive Summary, our fiscal 2008 results were adversely impacted by four items that collectively reduced our reported net income by about $1,927,000, or about $0.17 per share on a fully diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended June 30, 2008, our cash and equivalents decreased by $1,572,000 to $237,000. $3,258,000 of this decrease resulted from operating activities and $713,000 occurred as a result of investing activities. These decreases were partially offset by $2,384,000 of cash provided from financing activities, mostly proceeds received from borrowings under our credit facility. Cash used in investing activities included the purchase of equipment, tooling and leasehold improvements in the amount of $713,000, representing a decrease of $395,000 or 36% from the comparable investment of $1,108,000 for the year ended June 30, 2007.

We used $3,258,000 of cash from operating activities for the year ended June 30, 2008 as compared with positive cash flows from operations of $839,000 for the year ended June 30, 2007. The $3,258,000 of cash used by operating activities for the year ended June 30, 2008 resulted from a $1,824,000 loss from operations, add-back of net non-cash charges totaling $382,000, and $1,815,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant driver behind the $1,815,000 increase in our non-cash working capital was the $3,414,000 increase in our inventories.

Back to Index

During the year ended June 30, 2008, our inventory levels, inclusive of inventory reserve changes, increased by $3,414,000 or about 59% to $9,216,000 from $5,802,000. The increase in raw materials and finished goods inventories was partially due to new product introductions and those we are preparing to launch. Lead times associated with manufacturing our toner-based products, which are as long as five months, combined with large minimum order quantities, also have a significant impact on our inventory levels. During the last three fiscal quarters, much of our inventory growth was attributed to purchase orders placed in each of the preceding two fiscal quarters of 2008. Our inventory levels can change significantly depending on sales activity during a given period and the timing of receipt of inventories under such long lead time purchase commitments. When our manufacturing operations in China become operational, we expect to meaningfully reduce both our replenishment lead times and our minimum order quantities. Until then, we will continue to bear some volatility in our working capital demands resulting from these factors.

On September 24, 2008, we completed a $1.25 million convertible debt financing with MicroCapital Fund, LP and MicroCapital Fund, Ltd. (“MicroCapital”). We issued three year notes, bearing interest at 10% payable quarterly and convertible into shares of our common stock at $1.65 per share. We also issued (a) five year warrants allowing MicroCapital to purchase 387,787 shares of our common stock at $1.65 per share, and (b) three year warrants allowing MicroCapital to repeat its investment up to $1.25 million on substantially the same terms and conditions. The three year warrants may be called by us if certain criteria are met. We intend to use the proceeds to fund the capital expenditure and working capital requirements associated with our China based manufacturing operations.

Our INKlusive program generates positive cash flow since we are paid in advance for the ink to be shipped over a two year period, thus giving rise to deferred revenues. As of June 30, 2008, deferred revenue associated with the program totaled $668,000, a $176,000 or 21% decrease over the June 30, 2007 balance of $844,000. This decrease in the deferred revenue obligation represented a $176,000 use of cash from operating activities in our consolidated statements of cash flows in 2008, as compared with a $293,000 use of cash in 2007.

Fiscal 2007 cash flows from operating activities were $839,000, resulting from $777,000 of income from operations and add-back of net non-cash charges totaling $2,013,000, deduction of $408,000 associated with excess tax benefits from stock-based compensation, and $1,543,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). During the year ended June 30, 2007, our inventory levels, inclusive of inventory reserve changes, increased by $1,347,000 or about 30% to $5,802,000 from $4,455,000. The increase in inventories was generally due to the building of inventories associated with new product introductions and those we were preparing to launch. The cash we used in investing activities for the year ended June 30, 2007 included the purchase of equipment, tooling and leasehold improvements in the amount of $1,108,000, a decrease of $218,000 or 16% from the comparable spend of $1,326,000 in fiscal 2006

Prior to February 12, 2008, we had a revolving line of credit facility which provided for maximum borrowings of $3,000,000. This line was replaced on February 12, 2008, when we entered into an agreement with Sovereign Bank for a three year revolving line of credit for up to $8,000,000. As amended, the advance limit under the line of credit is the lesser of: (a) $8,000,000; or (b) up to 80% of eligible accounts receivable plus up to the lesser of: (i) $3,000,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line. The line of credit is collateralized by a first priority security interest in substantially all of our U.S. based assets. Proceeds were drawn down under this line to repay all revolving and term debt extended by our former bank. On May 14, 2008, we entered into an amendment to the loan agreement that amended the range of interest rates applicable to our borrowings. As amended, under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus 1%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. Both the term note and the line of credit bear interest at the bank’s Prime Rate plus 1% (6.0% at June 30, 2008) and require payments of interest only through the facilities three year term.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, we entered into a non-amortizing term note with the bank in the amount of $1,500,000, due February 12, 2011. At June 30, 2008, this note had a principal balance of $1,500,000. As of June 30, 2008, we had an outstanding balance of $1,094,209 under the revolving line. The applicable interest rate on the revolving and term loans extended under the agreement varies based upon certain financial criteria.

Back to Index

In the year ago period and at June 30, 2007, we had a revolving line of credit facility which provided for maximum borrowings of $3,000,000. At June 30, 2007, we had no outstanding balance under this line. At June 30, 2007, we had $471,083, respectively, outstanding to our former bank under two term notes. These notes bore interest at rates greater than our present lending facility. These term notes were repaid in full on February 12, 2008.

We have been subject to financial covenants in our current and former credit facilities. Our current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements. At June 30, 2007, we were in compliance with our financial covenants. At June 30, 2008, we were not in compliance with our financial covenants, which were waived by the bank via an amendment dated September 22, 2008. As a result of a cross default and collateralization provision associated with our former debt facility, we agreed to refinance certain operating leases held by an affiliate of our former bank. Under terms of a separate waiver and amendment with this leasing affiliate, we received an extension of time to refinance or payoff the lease obligation until March 31, 2009. At June 30, 2008, the remaining obligation under the agreement was approximately $567,000. Under the terms of this amendment, we agreed to make six lease payments of $50,000 per month between October 2008 and March 2009 and refinance or otherwise payoff any remaining balance on or before March 31, 2009. Upon full satisfaction of this obligation we will obtain title to the leased equipment. Based on the amended lease terms, which include an agreed upon interest charge of prime plus 2.5% per annum, the remaining balance at March 31, 2009 would be approximately $245,000. This obligation may be refinanced or otherwise prepaid at anytime without penalty. The future minimum lease payments schedule, found in Note 5, reflects the amended terms of this lease obligation.

SOME SIGNIFICANT FACTORS AFFECTING FUTURE LIQUIDITY

Reduction in Force. With the objective of getting our operating costs in-line with our present level of revenue generation, in July 2008, we implemented a reduction in force and initiated a cost reduction plan to realize additional operating cost savings. Collectively, we expect these efforts to help us realize a run-rate improvement in our annual pretax operating results of about $1,610,000. On July 10, 2008, we executed the reduction in force, reducing our employee headcount by about 20%. Concurrent with the reduction in force, we made stock-based compensation awards under a program to retain key employees. Retention grants were in lieu of annual grants typically awarded in October. Stock based compensation grants made under this program are expected to generate about $315,000 of non-cash stock based compensation expense in fiscal 2009.

Litigation Settlement. On August 6, 2008, we signed an agreement to settle litigation with our former insurance broker. Under the terms of the agreement, we received a one-time payment on that date of $1,500,000. The settlement will be recorded as a reduction to operating expense during the period in which it was received; our fiscal first quarter of 2009, ending September 30, 2008. The settlement received represents a recovery of legal fees incurred to pursue the action and a partial recovery of product warranty expense incurred during its fiscal 2002 year.

Completion of Pretrial Discovery – Xerox Litigation. In July 2008, we completed all pretrial discovery in the litigation with Xerox. This litigation includes both the patent infringement action, which we are defending, and our antitrust action against Xerox. For more information regarding our litigation, see Note 5 to the Consolidated Financial Statements. During the year ended June 30, 2008 and 2007, we incurred $1,689,000 and $1,182,000 pretax, respectively, for litigation costs, including its litigation with Xerox. The litigation with Xerox is not expected to be tried until the summer or fall of 2009. Accordingly, given the settlement of litigation with our former insurance broker and the completion of pretrial discovery in our litigation with Xerox, we expect a significant reduction in our litigation spending in fiscal 2009.

Inventory Management Initiative. Our new Chief Operating Officer, Robert Ward, who succeeded Lawrence Anderson when he retired in late July 2008, has developed a multi-faceted plan to better manage our toner-based product inventories and supply chain. Preliminary modeling suggests that the plan could yield a $2,000,000 reduction in our inventories over 2009. The plan, although not dependent upon execution of our plans for China, is expected to produce a more rapid achievement of the inventory level reduction we seek as a result of our plant in China becoming operational. The plan integrates detailed SKU level sales forecasting, which was recently implemented, with statistical modeling that accounts for demand variability based on historic order volatility. Other elements of the plan include a reduction in minimum order quantities through our providing vendors with rolling forecasts of our production needs and the adoption of quality assurance and control processes at the vendor or closer

Back to Index

to the production. Although management expects this initiative will be successful in reducing our inventory levels, whereby generating cash from operations, we can provide no assurance that these efforts, if successful, will realize the level of inventory reductions sought.

Business Formation and Start-up Costs. During the year ended June 30, 2008, we recognized about $885,000 of expenses associated with formation and start-up costs associated with our manufacturing operations in China; about $376,000 of this cost was incurred in our last fiscal quarter ended June 30, 2008. On a quarterly basis, we expect to incur costs similar to those incurred in our fiscal fourth quarter of 2008 related to the start-up and ongoing activities of our China based manufacturing operations. Establishing and running our ongoing manufacturing activities in China could be more costly and take longer than we presently anticipate.

FUTURE FINANCING REQUIREMENTS

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

CAPITAL EXPENDITURES

We plan on various capital expenditures over the next twelve months of approximately $1,500,000, inclusive of approximate $750,000 budgeted for start-up manufacturing operations in China. These capital expenditures include toner cartridge tool and die development, evaluation printers, various quality assurance and development instruments, various leasehold improvements, and equipment, upgrades to our information technology systems. In addition, we plan to acquire certain manufacturing equipment to scale our manufacturing capability and/or increase productivity. We plan to finance these expenditures from one or more of the following: existing cash, cash generated by operations, use of operating leases, debt financing, and/or equity funding.

SEASONALITY

Historically, we have not experienced significant seasonality in our business. As we continue to grow our international business relative to our North American business, we may experience a more notable level of seasonality, especially during the summer months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Back to Index

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

The INKlusive program is a multi-element program. We recognize revenue under this program in accordance with the provisions of EITF 00-21. Under those provisions, revenue is recognized for the printer upon shipment to the customers, while revenue for the supplies and services associated with the program are recognized equally over the contract term in proportion to product shipments.

We are not exposed to the credit risk of any individual customer in the INKlusive program.

Accounts Receivable and Allowance for Doubtful Accounts

We market our products to an international network of dealers and distributors. Credit is extended after a credit review by management, which is based on a customer’s ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon aging of customer balances and specific account reviews by management. For non-U.S. trade receivables and certain U.S. trade receivables, we maintain credit insurance. Most U.S. trade receivables are not covered under this credit insurance. We maintain an allowance for potential credit losses based upon expected collectability of its uninsured accounts receivable. We have no significant concentrations of credit risks and generally do not require collateral or other security from our customers.

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

Back to Index

based on historical product performance and field expenses.  We update these estimated charges every quarter.  The actual product performance and/or field expense profiles may differ, and in those cases we adjust warranty accruals accordingly.

Contingencies and Litigation

We are named from time to time as a party to various legal proceedings.  While we currently believe the ultimate outcome of these proceedings, based on their merit, will not have a material adverse effect on our financial position, the results of complex legal proceedings are difficult to predict.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. In projecting future taxable income, for the purpose of evaluating the need for a valuation allowance associated with its deferred tax assets, we consider all evidence, both positive and negative; whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that our deferred tax assets require valuation allowances in the future, the recording of such valuation allowances, would result in an increase to our tax provision in the period in which we determine that such a valuation allowance is required.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

We adopted FIN 48 on July 1, 2007. See Note 7, “Income Taxes” to the Consolidated Financial Statements for a detailed description.

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

Back to Index

We have remaining net goodwill and net acquired intangible assets of approximately $3.58 million at June 30, 2008 and 2007. This goodwill resulted from the acquisition of substantially all of the assets of ultraHue, Inc. in 1999. We test goodwill for impairment at the “reporting unit level.” We have determined that we have only one reporting unit. Based on the impairment review performed during the first quarter of fiscal 2009, there was no impairment of goodwill in fiscal 2008.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The Company does not expect that this Statement will result in a change in any of its current accounting practices.

In April 2008, the FASB adopted FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FASB Staff Position is effective for intangible assets acquired on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of FASB Staff Position SFAS No. 142-3 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statements of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 is a pervasive pronouncement that defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where such measurements are allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. In February 2008, the FASB adopted FASB Staff Position No. 157-2 (“FSP 157-2”) – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non financial assets and non financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, SFAS 157 now takes effect for the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the impact of adopting SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for the Company is its fiscal year beginning July 1, 2008. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Back to Index

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates. We do not hedge our foreign currency exposures as the net impact of these exposures has historically been insignificant. We had no forward foreign exchange contracts outstanding as of June 30, 2008. In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, the British pound, the Japanese yen, and the Chinese yuan. At June 30, 2008, about 32% of our receivables were invoiced in foreign currencies. Beginning in our fiscal second quarter ended December 31, 2007, we were exposed to currency exchange risk from Euro and British pound-denominated sales. For these transactions we expect to be a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

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

Interest Rate Risk

At June 30, 2008, we had about $2,594,000 of debt outstanding under its line of credit. Interest expense under this line of credit is variable, based on its lender’s prime rate. Accordingly, we are subject to interest rate risk in the form of greater interest expense in the event of rising interest rates. We estimate that a 10% increase in interest rates, based on our present level of borrowings, would result in the incurring about $16,000 pretax ($10,000 after tax) of greater interest expense.

Back to Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Index

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheets of Media Sciences International, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income/loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 7 to the consolidated financial statements, in 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Sciences International, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The additional supplemental information on pages 72 through 75 are presented for the purpose of additional analysis and are not a required part of the basic consolidated financial statements. The additional information is the responsibility of the Company’s management. Such information has not been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, accordingly, we express no opinion on the supplemental information.

/s/ Amper, Politziner & Mattia, LLP

September 24, 2008

New York, New York

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	As of June 30,
	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$ 236,571	$ 1,808,285
Accounts receivable, net	3,082,516	2,164,826
Inventories, net	9,216,439	5,801,526
Taxes receivable	70,282	566,967
Deferred tax assets	772,288	727,349
Prepaid expenses and other current assets	285,241	253,387
Total Current Assets	13,663,337	11,322,340

PROPERTY AND EQUIPMENT, NET	2,472,570	2,752,223

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Deferred tax assets	260,292	–
Other assets	124,359	65,672
Total Other Assets	3,968,882	3,649,903

TOTAL ASSETS	$ 20,104,789	$ 17,724,466

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ –	$ 147,118
Accounts payable	3,046,563	1,428,379
Accrued compensation and benefits	731,744	757,116
Other accrued expenses and current liabilities	1,829,919	722,725
Income taxes payable	12,606	589,298
Accrued product warranty costs	198,666	192,707
Deferred revenue	519,139	603,234
Total Current Liabilities	6,338,637	4,440,577

OTHER LIABILITIES:
Long-term debt, less current maturities	2,594,209	323,965
Deferred rent liability	166,969	234,378
Deferred revenue, less current portion	148,553	240,893
Deferred tax liabilities	–	463,590
Total Other Liabilities	2,909,731	1,262,826

TOTAL LIABILITIES	9,248,368	5,703,403

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A Convertible Preferred Stock, $.001 par value
Authorized 1,000,000 shares; none issued	–	–
Common Stock, $.001 par value
25,000,000 shares authorized; issued and outstanding 11,708,964 shares in 2008 and 11,435,354 shares in 2007	11,709	11,435
Additional paid-in capital	11,798,443	11,136,505
Accumulated other comprehensive income	29,167	–
Retained earnings (deficit)	(982,898)	873,123
Total Shareholders’ Equity	10,856,421	12,021,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 20,104,789	$ 17,724,466

See accompanying notes to consolidated financial statements

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2008	2007

NET REVENUES	$ 24,237,566	$ 22,517,129

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight	11,159,459	8,493,864
Depreciation and amortization	568,837	612,561
Product warranty	877,442	724,646
Shipping and freight	528,228	496,252
Total cost of goods sold	13,133,966	10,327,323

GROSS PROFIT	11,103,600	12,189,806

OTHER COSTS AND EXPENSES:
Research and development	1,857,044	1,742,967
Selling, general and administrative, excluding depreciation and amortization	11,914,987	9,147,451
Depreciation and amortization	374,427	309,379
Total other costs and expenses	14,146,458	11,199,797

INCOME(LOSS) FROM OPERATIONS	(3,042,858)	990,009

Interest expense	(119,358)	(45,778)
Interest income	25,918	106,551

INCOME (LOSS) BEFORE INCOME TAXES	(3,136,298)	1,050,782
Provision (benefit) for income taxes	(1,312,091)	273,818

NET INCOME (LOSS)	$ (1,824,207)	$ 776,964

EARNINGS (LOSS) PER SHARE
Basic	$ (0.16)	$ 0.07
Diluted	$ (0.16)	$ 0.07

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS (LOSS) PER SHARE
Basic	11,610,128	11,257,988
Diluted	11,610,128	11,675,357

See accompanying notes to consolidated financial statements

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME/LOSS

					Accumulated
			Additional	Retained	Other	Deferred	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stock-Based	Shareholders’
	Shares	Amount	Capital	(Deficit)	Income	Compensation	Equity
BALANCES, JUNE 30, 2006	11,131,363	$11,131	$10,210,132	$ 96,159	$ –	$ (292,996)	$ 10,024,426

Issuance of common stock for exercise of stock options	258,991	259	302,330	–	–	–	302,589
Issuance of common stock for exercise of stock warrants	25,000	25	24,975	–	–	–	25,000
Vested restricted stock units	20,000	20	(20)	–	–	–	–
Reclassification of deferred stock-based compensation upon adoption of SFAS No. 123(R)	–	–	(292,996)	–	–	292,996	–
Stock-based compensation	–	–	484,450	–	–	–	484,450
Tax benefit of stock-based compensation	–	–	407,634	–	–	–	407,634
Net income	–	–	–	776,964	–	–	776,964
BALANCES, JUNE 30, 2007	11,435,354	$11,435	$11,136,505	$ 873,123	–	$ –	$ 12,021,063

Components of comprehensive income/loss:
Net loss	–	–	–	(1,824,207)	–	–	(1,824,207)
Cumulative translation adjustment	–	–	–	–	29,167	–	29,167
Total comprehensive loss							(1,795,040)
Cumulative Change in Accounting - FIN 48	–	–	–	(31,814)	–	–	(31,814)
Issuance of common stock for exercise of stock options	251,431	252	260,681	–	–	–	260,933
Vested restricted stock units	22,179	22	(22)	–	–	–	–
Stock-based compensation	–	–	477,584	–	–	–	477,584
Tax benefit of stock-based compensation	–	–	(76,305)	–	–	–	(76,305)
BALANCES, JUNE 30, 2008	11,708,964	$11,709	$11,798,443	$ (982,898)	$ 29,167	$ –	$ 10,856,421

See accompanying notes to consolidated financial statements

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,824,207)	$ 776,964
Adjustments to reconcile net income (loss)
to net cash provided (used) by operating activities:
Depreciation and amortization	992,241	936,384
Deferred income taxes	(1,254,415)	(42,021)
Tax benefit from stock-based compensation	–	407,634
Provision for inventory obsolescence	133,801	330,554
Provision for bad debts	34,336	12,843
Non-cash and stock-based compensation expense	475,822	482,890
Excess tax benefits from stock-based compensation	–	(407,634)
Changes in operating assets and liabilities:
Accounts receivable	(939,166)	210,322
Inventories	(3,546,952)	(1,675,523)
Current and long-term income taxes receivable/payable	297,468	(337,643)
Prepaid expenses and other assets	(89,095)	131,252
Accounts payable	1,618,851	517,526
Accrued compensation and benefits	(26,016)	66,963
Other accrued expenses and current liabilities	1,113,602	17,504
Deferred rent liability	(67,409)	(65,529)
Deferred revenue	(176,435)	(293,125)
Net cash provided (used) by operating activities	(3,257,574)	839,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(712,588)	(1,108,135)
Net cash used in investing activities	(712,588)	(1,108,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank line of credit, net of repayments	1,094,209	–
Bank term loan repayments	(471,083)	(143,367)
Bank term loan proceeds	1,500,000	–
Excess tax benefits from stock-based compensation	–	407,634
Proceeds from issuance of common stock, net	260,933	327,589
Net cash provided by financing activities	2,384,059	591,856
Effect of exchange rate changes on cash and cash equivalents	14,389	–
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,571,714)	322,886

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,808,285	1,485,399

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 236,571	$ 1,808,285

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 100,956	$ 39,524
Income taxes paid (refunded)	$ (355,144)	$ 585,575

See accompanying notes to consolidated financial statements

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation – The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the “Company” or “Media Sciences”), and have been prepared in United States dollars, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless otherwise indicated, references in the consolidated financial statements and these notes to 2008 and 2007 are to the Company’s fiscal years ended June 30, 2008 and 2007, respectively.

Nature of Business and Principles of Consolidation ( Media Sciences International, Inc. is a holding company which conducts its business through its operating subsidiaries. The Company is a manufacturer of business color printer supplies, which the Company distributes through an international network of dealers and distributors and directly to end users in the United States through its INKlusive program. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and Uncertainties ( The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates and assumptions made in the preparation of the financial statements relate to revenue recognition, accounts receivable reserves, inventory reserves, income taxes, income tax valuation allowances, product warranty costs and certain accrued expenses. Actual results, as determined at a later date, could differ from those estimates.

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

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Property and Equipment – Property and equipment are reported at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are three to seven years for furniture, equipment, automobiles, tooling and molds. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction in progress is not depreciated until the assets are placed in service. Depreciation and amortization associated with the Company’s manufacturing operations, including tooling and molds, are classified in the consolidated statements of operations as components of cost of goods sold. Depreciation and amortization related to assets employed in the Company’s research and development activities is classified as a component of research and development expense. All other depreciation and amortization is classified as a component of selling, general and administrative expense.

Impairment of Long-Lived Assets – The Company evaluates the carrying value of its long-lived assets with finite lives whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset.  No impairment adjustments to long-lived assets were made during the years ended June 30, 2008 or 2007.

Goodwill and Other Intangible Assets – As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and is not amortized but subject to impairment testing annually, or earlier if indicators of potential impairment exist, using a two-step process. The first is to identify any potential impairment by comparing the carrying value of reporting units to their fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. Reporting unit fair value is estimated using the income approach, which assumes that the value of a reporting unit can be computed as the present value of the assumed future returns of an enterprise discounted at a rate of return that reflects the riskiness of an investment.  Purchased technology, patents, trademarks and other intangible assets with finite lives are presented at cost, net of accumulated amortization.  Intangible assets with finite lives are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144.  The Company completed its annual impairment test necessary as of June 30, 2008 and June 30, 2007 and concluded that no goodwill was impaired at the end of either reporting period.

Contingencies and Litigation – The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made in the period in which it becomes probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. With respect to litigation, the Company assesses the adequacy of any loss provisions based on the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Based on experience, the Company believes that damage amounts claimed in the specific matters are not a meaningful indicator of the Company’s potential liability. Litigation is inherently unpredictable. Accordingly, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of a contingency or because of the diversion of management’s attention and the creation of significant expenses (see Note 5 “Commitments, Litigation and Contingencies”).

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company from time to time may invest its cash indirectly in a variety of money-market instruments, including, but not limited to, commercial paper, repurchase agreements, variable rate obligations, certificates of deposit, United States Treasury and agency securities. The Company also maintains cash balances with financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At various times during the year, such balances do exceed the FDIC limit. The Company has not experienced any credit losses with respect to its cash and cash equivalent assets.

Concentration of credit risk with respect to all trade receivables is considered to be limited due to the quantity and diversity of customers comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral to secure accounts receivable. When considered appropriate, the Company may utilize letters of credit or other means to mitigate credit risk. For its non-U.S. trade receivables and certain U.S. trade receivables the Company maintains credit insurance. Most U.S. trade receivables are not covered under this credit insurance. The Company maintains an allowance for potential credit losses based upon expected collectibility of its uninsured accounts receivable.

Vendor Concentrations – In 2008, two vendors represented 31% of the Company’s cost of goods sold, with no single vendor accounting for more than 18%. In 2007, two vendors represented 24% of the Company’s cost of goods sold, with no single vendor accounting for more than 13%.

Major Customers – In 2008, two customers represented 19% and 13% of the Company’s net revenues and 26% and 15%, respectively, of accounts receivable at June 30, 2008. In 2007, two customers represented 17% and 14% of the Company’s net revenues and 29% and 21%, respectively, of accounts receivable at June 30, 2008.

Revenue Recognition – Revenue is recognized at the point of shipment and transfer of title for goods sold, provided collection is reasonably assured. Net revenues include $60,000 and $95,000 of reimbursed shipping and freight expense for 2008 and 2007, respectively. Provisions for rebates, product returns and discounts to customers are recognized as reductions in determining net revenues in the same period as the related revenues are recorded. Any sales or other taxes collected from customers are not reflected in the consolidated statements of operations, but instead are reflected as current obligations in the consolidated balance sheets until disbursed to the respective taxing authority.

Under the INKlusive program, Media Sciences provides a customer with a business color printer or multifunction device, on-site service and a defined, regular shipment of supplies (ink or toner), all for the cost of just the supplies. Media Sciences offers this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer. Under an agreement with the financing company, at the time of placement of the INKlusive printer, the Company is paid in full for the printer and the two years of supplies. Consequently, the difference in timing between receipt of contract payment from the finance company and when the supplies are shipped gives rise to a deferred revenue liability on the Company’s balance sheet. The Company amortizes this deferred revenue liability and recognizes revenue ratably over the contract term as the Company ships supplies to the customer. At June 30, 2008 and 2007, the deferred revenue liability totaled $668,000 and $844,000, respectively. The current and non-current components of the deferred revenue obligation are reflected in the consolidated balance sheets.

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

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Product Warranty – The Company warranties its products’ suitability for use in the intended printer models and that its products are free of defects that could cause damage to these printers. Costs covered under the product warranty include customary charges for the repair or replacement of the printer with an equivalent new or refurbished printer, at the Company’s sole discretion. The warranty does not cover damage to the product or a printer caused by accident, abuse, misuse, natural disaster, human error, unauthorized disassembly, repair, or modification. The Company believes that its product warranty is relatively liberal, providing, in most cases, broader and more complete coverage than that provided by the original equipment printer manufacturer. The Company accounts for the estimated warranty cost as a charge to product warranty, a captioned component of cost of goods sold, when revenue is recognized.  The Company’s estimated warranty liability is based on historic product performance and program expense.  The Company updates its warranty program estimates, based on actual experience, every quarter.  The actual product performance and/or program expense profiles may differ, and in those cases the Company adjusts warranty accruals accordingly (see Note 6 “Product Warranty Expenses”).

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

Shipping and Freight – Shipping and freight costs are included as a separate captioned component of cost of goods sold in the consolidated statements of operations and represent out-bound costs incurred to ship goods to customers. These amounts exclude in-bound shipping and freight expense associated with acquired raw materials and finished goods, which are included in cost of goods sold. Reimbursements by customers of out-bound shipping and freight expense are included in net revenues.

Research and Development – Research and product development costs, which consist of salary and related benefits costs of its technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For 2008 and 2007, its research and product development costs were $1,857,000 and $1,743,000, respectively.

Advertising Expense – Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at June 30, 2008 and 2007 totaled approximately $35,000 and $10,000, respectively. Advertising expense for 2008 and 2007 amounted to approximately $1,168,000 and $1,006,000, respectively.

Employee Benefit Plan – The Company maintains defined contribution plans for eligible employees. The U.S. plan allows for employee contributions to be matched by the Company. The U.K. plan is 100% Company funded. The Company’s contributions for 2008 and 2007 were $64,000 and $39,000, respectively.

Income Taxes – The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences. The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not. This determination is based on projected taxable income and tax planning strategies. Otherwise, a valuation allowance is applied. To the extent that the Company’s deferred tax assets require valuation allowances in the future, the recording of such valuation allowances would result in an increase to its tax provision in the period in which the Company determines that such a valuation allowance is required.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Accounting for Stock-Based Compensation Plans –Beginning July 1, 2006, the Company has accounted for stock-based compensation using the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.  The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during fiscal years 2007 and 2008, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method under SFAS No. 123 been applied since the effective date of SFAS No. 123 for the pre-fiscal 2007 year grants and under SFAS No. 123(R) for the fiscal year 2007 and 2008 grants.

Accumulated Other Comprehensive Income and Foreign Currency Translation. Other comprehensive income represents currency translation adjustments. Assets and liabilities of the Company’s United Kingdom subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The functional currency of the Company’s foreign subsidiaries are as follows: Media Sciences UK, Ltd., the British Pound, and Media Sciences (Dongguan) Company Limited, the Chinese Yuan. Foreign currency translation gains and losses are recorded as a component of selling, general and administrative expense.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The Company does not expect that this Statement will result in a change in any of its current accounting practices.

In April 2008, the FASB adopted FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,”, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FASB Staff Position is effective for intangible assets acquired on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of FASB Staff Position SFAS No. 142-3 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 is a pervasive pronouncement that defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where such measurements are allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. In February 2008, the FASB adopted FASB Staff Position No. 157-2 (“FSP 157-2”) – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non financial assets and non financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, SFAS 157 now takes effect for the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the impact of adopting SFAS 157.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for the Company is its fiscal year beginning July 1, 2008. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The impact that adoption of SFAS 141(R) will have on the Company’s financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

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

The following table sets forth the computation of the basic and diluted earnings (loss) per common share:

	Year Ended June 30,
	2008	2007
Numerator for basic and diluted:
Net income (loss)	$ (1,824,207)	$ 776,964

Denominator :
For basic earnings (loss) per common share - weighted average shares outstanding	11,610,128	11,257,988
Effect of dilutive securities - stock options, restricted stock units and warrants	–	417,369
For diluted earnings (loss) per common share - weighted average shares outstanding adjusted for assumed exercises	11,610,128	11,675,357

Basic earnings (loss) per share	$ (0.16)	$ 0.07

Diluted earnings (loss) per share	$ (0.16)	$ 0.07

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The following warrants and options to purchase common stock were excluded from the computation of diluted earnings per share for the years ended June 30, 2008 and 2007 because their exercise price was greater than the average market price of the common stock. As the Company was in a net loss position for the year ended June 30, 2008, all potential common shares derived from stock options were excluded from the calculation of diluted loss per share as the shares would have had an anti-dilutive effect.

	Year Ended June 30,
	2008	2007
Anti-dilutive warrants and options	372,677	212,124

NOTE 2 – FINANCIAL STATEMENT COMPONENTS:

CONSOLIDATED BALANCE SHEETS

		As of June 30,
		2008	2007
Accounts receivable, net
Accounts receivable, gross		$ 3,177,516	$ 2,224,826
Allowance for doubtful accounts		(95,000)	(60,000)
		$ 3,082,516	$ 2,164,826
Inventories, net of reserves
Raw materials		$ 3,281,742	$ 2,357,471
Finished goods		6,513,609	3,889,166
Less: reserves for obsolescence		(578,912)	(445,111)
		$ 9,216,439	$ 5,801,526

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$ 2,074,649	$ 1,861,414
Furniture and fixtures	7 years	578,672	565,398
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 – 10 years	916,252	859,448
Tooling and molds	3 years	2,780,391	2,522,217
Construction-in-progress (tooling and die)		556,640	402,461
		6,937,038	6,241,372
Less: Accumulated depreciation and amortization		4,464,468	3,489,149
		$ 2,472,570	$ 2,752,223

Goodwill and other intangible assets, net
Goodwill		$ 3,965,977	$ 3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$ 3,584,231	$ 3,584,231

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT:

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

	Year Ended June 30,
	2008	2007
Bank term notes	$ 1,500,000	$ 471,083
Bank line of credit	1,094,209	–
Less: current maturities	–	(147,118)
Long-term debt	$ 2,594,209	$ 323,965

Prior to February 12, 2008, the Company had a revolving line of credit facility which provided for maximum borrowings of $3,000,000. This line was replaced on February 12, 2008, when the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit for up to $8,000,000. As amended, the advance limit under the line of credit is the lesser of: (a) $8,000,000; or (b) up to 80% of eligible accounts receivable plus up to the lesser of: (i) $3,000,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line. The line of credit is collateralized by a first priority security interest in substantially all of the Company’s U.S. based assets. Proceeds were drawn down under this line to repay all revolving and term debt extended by the Company’s former bank. On May 14, 2008, the Company entered into an amendment to the loan agreement that amended the range of interest rates applicable to the Company’s borrowings. As amended, under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus 1%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. Both the term note and the line of credit bear interest at the bank’s Prime Rate plus 1% (6.0% at June 30, 2008) and require payments of interest only through the facilities three year term.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, the Company entered into a non-amortizing term note with the bank in the amount of $1,500,000, due February 12, 2011. At June 30, 2008, this note had a principal balance of $1,500,000. As of June 30, 2008, the Company had an outstanding balance of $1,094,209 under the revolving line. The applicable interest rate on the revolving and term loans extended under the agreement varies based upon certain financial criteria.

In the year ago period and at June 30, 2007, the Company had a revolving line of credit facility which provided for maximum borrowings of $3.0 million. At June 30, 2007, the Company had no outstanding balance under this line. At June 30, 2007, the Company had $471,083 outstanding to its former bank under two term notes. These notes bore interest at rates greater than the present lending facility. These term notes were repaid in full on February 12, 2008.

The current and former credit facilities are/were subject to financial covenants. The current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements. At June 30, 2007, the Company was in compliance with the financial covenants. At June 30, 2008, the Company was not in compliance with the financial covenants, which were waived by the Company’s bank via an amendment dated September 22, 2008. As a result of a cross default and collateralization provision associated with its former debt facility, the Company agreed to refinance certain operating leases held by an affiliate of the former bank. Under terms of a separate waiver and amendment with this leasing affiliate, the Company received an extension of time to refinance or payoff the lease obligation until March 31, 2009. At June 30, 2008, the remaining obligation under the agreement was approximately $567,000. Under the terms of this amendment, the Company agreed to make six lease payments of $50,000 per month between October 2008 and March 2009 and refinance or otherwise payoff any remaining balance on or before March 31, 2009. Upon full satisfaction of this obligation we will obtain title to the leased equipment. Based on the amended lease terms, which include an agreed upon interest charge of prime plus 2.5% per annum, the remaining balance at March 31, 2009 would be approximately $245,000. This obligation may be refinanced or otherwise prepaid at anytime without penalty. The future minimum lease payments schedule, found in Note 5, reflects the amended terms of this lease obligation.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT (Continued):

Scheduled payments due on long-term debt for the next five years and thereafter are as follows as of June 30, 2008:

Debt
Year Ending June 30,	Maturities
2009	$ –
2010	–
2011	2,594,000
2012	–
2013	–
Aggregate future maturities of long-term debt	$ 2,594,000

NOTE 4 – STOCK-BASED COMPENSATION:

The effect of recording stock-based compensation for the years ended June 30, 2008 and June 30, 2007 was as follows:

	Year ended June 30, 2008	Year ended June 30, 2007
Stock-based compensation expense by type of award:
Employee stock options	$ 159,803	$ 196,790
Non-employee director stock options	143,247	220,507
Employee restricted stock units	172,397	67,153
Amounts capitalized in inventory	(1,762)	(1,560)
Total stock-based compensation expense	$ 473,685	$ 482,890
Tax effect of stock-based compensation recognized	(170,527)	(175,752)
Net stock-based compensation expense recognized in 2008 and 2007	$ 303,158	$ 307,138

Excess tax benefit effect on:
Cash flows from operations	$ –	$ (407,634)
Cash flows from financing activities	$ –	$ 407,634
Effect on earnings (loss) per share:
Basic	$ 0.03	$ 0.03
Diluted	$ 0.03	$ 0.03

As of June 30, 2007, the unrecognized stock-based compensation balance was $801,552 after estimated forfeitures. As of June 30, 2008, the unrecognized stock-based compensation balance was $817,187 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 2.2 years.

Effective July 1, 2006, $292,996 of deferred stock-based compensation, recorded as a reduction to stockholders’ equity, was reclassified as a reduction of additional paid-in capital in connection with the adoption of SFAS No. 123(R).

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

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

During the year ended June 30, 2008, the Company granted 236,260 stock options with an estimated total grant-date fair value of $479,866 after estimated forfeitures. During the same period, the Company granted 3,157 shares of restricted stock with a grant date fair value of $13,890 after estimated forfeitures.

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

	Year Ended June 30,
	2008	2007
Risk-free interest rate	3.8%	4.6%
Dividend yield	0.0%	0.0%
Expected stock price volatility	59%	57%
Average expected life of options	4.4 years	5.1 years

SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historic volatility of a peer group of technology-based manufacturing companies with similar attributes, including market capitalization, annual revenues, and debt leverage. The Company placed limited reliance on the historic volatility of its common stock given the substantial reorganization of the Company in 2005. In 2005, the Company discontinued the electronic pre-press sales and service operations of its Cadapult Graphic Systems subsidiary.  Historically, these discontinued operations represented a significant portion of the Company’s operations. These discontinued operations were also materially different, in many respects, from the Company’s present technology-based manufacturing business. For these reasons, the Company determined that historic peer group volatility was more reflective of market conditions and a better indicator of expected future volatility than its own historic volatility for years prior to 2005.

The Company is using the simplified method suggested by the SEC in Staff Accounting Bulletin (“SAB”) No. 107 for determining the expected life of the options. Under this method, the Company calculates the expected term of an option grant by averaging its vesting and contractual term. The Company estimates its applicable risk-free rate based upon the yield of U.S. Treasury securities having maturities similar to the estimated term of an option grant, adjusted to reflect it’s continuously compounded “zero-coupon” equivalent.

Equity Incentive Program. The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program presently consists of two plans (the “Plans”): the Company’s 1998 Incentive Stock Plan (the “1998 Plan”); and the Company’s 2006 Incentive Stock Plan (the “2006 Plan”). Under both Plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. The stock options (which may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) entitle the holder to purchase shares of the Company’s common stock for up to ten years from

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

the date of grant (five years for persons owning more than 10% of the total combined voting power of the Company) at a price not less than the fair market value (110% of fair market value for persons owning more than 10% of the combined voting power of the Company) of the common stock on the date of grant. In general, any employee, director, officer or exclusive agent of, or advisor or consultant to, the Company or a related entity, is eligible to participate in the Plan. Vesting periods, if any, are determined by the Board of Directors. The outstanding option grants vest over periods not exceeding five years. The stock options are nontransferable, except upon death.

Under the Plans, stock options generally have a vesting period of three to five years, are exercisable for a period not to exceed ten years from the date of issuance and are not granted at prices less than the fair market value of the Company’s common stock at the grant date.  Restricted stock units may be granted with varying service-based vesting requirements.

On June 17, 2008, the Company’s 1998 Plan ended. Under the 1998 Plan, 978,550 common shares of the 1,000,000 common shares authorized were issuable as a result of awards of options or other equity instruments. Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance. As of June 30, 2008, 159,642 common shares were issuable as a result of awards of options or other equity instruments under the 2006 Plan, leaving 840,358 common shares available under the Plan for future issuance.

Non-Plan Options. During the year ended June 30, 2003, the Company granted each of five employees stock options with a five-year life, which vested on April 6, 2004, to purchase up to 25,000 shares at an exercise price of $0.50 per share. In 2005, two of these employees’ exercised 25,000 options each for net proceeds to the Company of $25,000 and one employee executed a cashless exercise of 25,000 options, for which the Company received 6,250 shares of common stock with a fair value of $12,500, and no cash proceeds. During 2006, one employee exercised 25,000 options for net proceeds to the Company of $12,500. During 2008, one employee exercised the remaining 25,000 options for net proceeds to the Company of $12,500.

During the year ended June 30, 2003, the Company granted its Chief Executive Officer stock options with a five-year life to purchase up to 500,000 shares that were exercisable at $1.00 per share and expired in June 2008. Options to purchase 250,000 shares vested immediately and options to purchase the remaining 250,000 shares vested ratably over the period from July 1, 2003 through June 30, 2005. Through the year ended June 30, 2007, options covering 150,000 shares were exercised for net proceeds to the Company of $150,000. During the year ended June 30, 2008, options covering 110,000 shares were exercised for net proceeds to the Company of $110,000. Options covering the remaining 240,000 shares expired unexercised in June 2008.

During the year ended June 30, 2004, the Company granted each of two employees stock options with a ten-year life to purchase up to 100,000 shares, which were exercisable at $1.06 per share. Options to purchase 50,000 shares each vested immediately and options to purchase the remaining 50,000 shares each vested ratably over the period from May 24, 2004 through May 23, 2006. During 2005, one employee executed a cashless exercise of 50,000 options for which the Company received 25,090 shares of common stock with a fair value of $53,000, and the Company received no cash proceeds. 50,000 options for that same employee were cancelled upon the termination of his employment. During 2008, one employee exercised 100,000 shares for net proceeds to the Company of $106,000.

During the year ended June 30, 2005, the Company granted an employee stock options with a ten-year life to purchase up to 100,000 shares, which are exercisable at $1.60 per share and expire in June 2015. The options vest ratably, on an annual basis, over the period from June 6, 2005 through June 6, 2010. On September 29, 2006, options covering 15,000 shares were exercised for net proceeds to the Company of $24,000.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

During the year ended June 30, 2006, the Company granted an employee stock options with a ten-year life to purchase up to 100,000 shares, which are exercisable at $1.65 per share and expire in August 2015. Options to purchase 50,000 shares were originally scheduled to vest ratably, on an annual basis, over the period from August 9, 2005 through August 8, 2010. Options to purchase the remaining 50,000 shares were originally scheduled to vest fully upon relocation. The option grant was modified by an agreement dated March 31, 2006 between the Company and the employee. As modified, stock options to purchase 50,000 shares of common stock became fully vested as of April 2006, and the other stock options were forfeited. During the year ended June 30, 2007, options covering 50,000 shares were exercised for net proceeds to the Company of $82,500.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2006	1,260,561	$1.54
Year ended June 30, 2007:
Options granted	222,124	6.05
Options exercised	(258,991)	1.17
Options cancelled/expired/forfeited	(35,000)	1.62
Balance outstanding at June 30, 2007	1,188,694	$2.46
Year ended June 30, 2008:
Options granted	236,260	4.82
Options exercised	(251,431)	1.04
Options cancelled/expired/forfeited	(273,629)	1.21
Balance outstanding at June 30, 2008	899,894	$3.86

The options outstanding and exercisable at June 30, 2008 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.43 to $0.85	29,200	4.8	.59	29,200.59
$1.00 to $2.00	201,753	5.5	1.69	161,753	1.72
$2.01 to $6.33	668,941	6.3	4.65	346,026	3.86
	899,894	6.1	$3.86	536,979	$3.03

The total number of “in-the-money” options exercisable as of June 30, 2008 was 240,688. The aggregate intrinsic value for the options exercisable as of June 30, 2008 was $190,144.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the year ended June 30, 2008 and 2007 was $2.43 and $3.22 per share, respectively.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

The total intrinsic value of options exercised during the years ended June 30, 2008 and 2007 was $959,824 and $1,158,499, respectively.  The total cash received from employees as a result of employee stock option exercises during the years ended June 30, 2008 and 2007 was $260,933 and $302,589, respectively.  In connection with these exercises, the tax benefits realized by the Company for the years ended June 30, 2008 and 2007 were $383,354 and $435,647, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units. During the year ended June 30, 2008, the Company’s Board of Directors approved the grant of 3,157 shares of restricted stock units to an employee. These restricted stock units vest in equal installments on the first, second and third anniversaries of the grant date. The value of the restricted stock units are based on the closing market price of the Company’s common stock on the date of award. The total grant date fair value of the restricted stock units granted during the year ended June 30, 2008 was $13,890 after estimated forfeitures. Stock based compensation cost for restricted stock units for the year ended June 30, 2008 was $172,397.

During the year ended June 30, 2007, the Company’s Board of Directors approved the grant of 44,159 shares of restricted stock units to selected employees.  These restricted stock units generally vest in equal installments on the first and second anniversaries of the grant date.  The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award.  The total grant date fair value of the restricted stock units granted during the year ended June 30, 2007 was $234,706 after estimated forfeitures. Stock-based compensation cost for restricted stock units for the year ended June 30, 2007 was $67,153.

As of June 30, 2008, there was $208,582 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 1.7 years.  As of June 30, 2007, there was $373,713 of total unrecognized deferred stock-based compensation after estimated forfeitures.

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

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2006	80,000	$ 314,300	$ 3.93
Year ended June 30, 2007:
Restricted stock units granted	44,159	258,803	5.86
Restricted stock units vested	(20,000)	(78,700)	3.94
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at June 30, 2007	104,159	$ 494,403	$ 4.75

Year ended June 30, 2008:
Restricted stock units granted	3,157	17,837	5.65
Restricted stock units vested	(22,179)	(88,702)	4.00
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at June 30, 2008	85,137	$ 423,538	$ 4.97

NOTE 5 – COMMITMENTS, LITIGATION AND CONTINGENCIES

Litigation – On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly.  The suit seeks unspecified damages and fees.  In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question.  The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees.  On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company.  Pre-trial discovery on the infringement action was completed in September 2007. Pre-trial discovery on the Company’s antitrust action was completed in July 2008.  Both actions, which the court has ruled will be tried together, may be heard in the summer or fall of 2009.  The loss of all or a part of this lawsuit could have a material adverse affect on the Company’s results of operations and financial position.  The Company believes that its inks do not infringe any valid U.S. patents and therefore it has meritorious grounds for success in this case. The Company intends to vigorously defend these allegations of infringement.  There can be no assurance, however, that the Company will be successful in its defense of this action.  Proceeds of this suit, if any, will be recorded in the period when received.

In May 2005, the Company filed suit in New Jersey state court against its former insurance broker for insurance malpractice.  This litigation was settled in August 2008.  Under the settlement, Media Sciences received proceeds of $1.5 million.  Proceeds of this settlement will be recognized in the Company’s results of operations in the Company’s fiscal first quarter ended September 30, 2008.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS, LITIGATION AND CONTINGENCIES (CONTINUED):

Leases – The Company leases its premises under operating lease agreements which expire through 2011 and equipment under operating leases that expire through 2013.

On July 27, 2005, the Company entered into an equipment lease line of credit with an affiliate of the former bank. The former bank affiliate holds title to equipment leased under the facility. In December 2005, the Company entered into an operating lease under this line that required monthly payments of $3,453, for 72 months. This equipment was subsequently purchased for $163,668 on May 9, 2008. In September 2006, the Company entered into an additional operating lease under this facility that requires monthly payments of $10,621, for 72 months. As a result of a cross default and collateralization provision associated with the former debt facility, the Company agreed to refinance this remaining operating lease held by the leasing affiliate of the former bank. Under terms of a separate waiver and amendment with this leasing affiliate, the Company received an extension of time to refinance or payoff the lease obligation until March 31, 2009. See Note 3 for amended terms of this lease agreement, which are reflected in the future minimum lease payments schedule below.

In January 2008, the Company entered in an operating lease agreement, covering various equipment used for research and development activities. This lease requires monthly payments of $6,126 for 48 months.

Future minimum lease payments are as follows:

	Operating	Sublease	Net Lease
Year Ending June 30,	Leases	Rents	Obligation
2009	$ 1,403,863	232,300	1,171,563
2010	638,720	232,300	406,420
2011	542,587	212,942	329,645
2012	300,000	–	300,000
2013	125,000	–	125,000
Thereafter	–	–	–
Total future minimum lease payments	$3,010,170	677,542	2,332,628

Rent expense was $569,300, net of $241,200 of sublease rents, for the year ended June 30, 2008 and $401,435, net of $232,300 of sublease rents, for the year ended June 30, 2007.

NOTE 6 – PRODUCT WARRANTY EXPENSES:

The Company provides a warranty for all of its consumable supply products and for printers under its INKlusive program. The Company’s warranty stipulates that it will pay reasonable and customary charges for the repair of printers requiring service as a result of using the Company’s products. The Company estimates warranty costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Factors that may affect the warranty obligation reserve include the volume of products shipped to customers, historical and anticipated rates of warranty claims and expected cost per claim. The Company periodically assesses the adequacy of its recorded warranty reserve. Product warranty expense is classified as a component of costs of goods sold.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PRODUCT WARRANTY EXPENSES (CONTINUED):

Changes in accrued product warranty reserve for the years ended June 30, 2008 and 2007 are as follows:

	Year Ended June 30,
	2008	2007
Warranty reserve at the beginning of the year	$ 192,707	$ 230,437

Warranties accrued during the period	877,442	724,646
Warranties settled during the period	(871,483)	(762,376)
Net change in warranty reserve	5,959	(37,730)

Warranty reserve at the end of the year	$ 198,666	$ 192,707

NOTE 7 – INCOME TAXES:

The components of income taxes are summarized as follows:

	Year Ended June 30,
	2008	2007
Current:
Federal	$ (96,813)	$ 217,844
State	26,531	84,122
Foreign	12,606	13,873
Total Current	$ (57,676)	$ 315,839
Deferred:
Federal	$ (920,117)	(138,018)
State	(334,298)	95,997
Foreign	–	–
Total Deferred	(1,254,415)	(42,021)
Income tax provision (benefit)	$ (1,312,091)	$ 273,818

A reconciliation of the total income tax provision (benefit) provided at the federal statutory rate (34%) to income tax provision (benefit) is as follows:

	Year Ended June 30,
	2008	2007
Expected income tax provision (benefit)	$ (1,066,341)	$ 357,265
State income taxes (net of federal benefit)	(216,153)	47,523
State valuation allowance	13,027	71,356
Export incentives	–	(53,025)
Net operating losses not previously benefitted	–	(106,282)
Other (including permanent differences)	(42,624)	(43,019)
	$ (1,312,091)	$ 273,818

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (CONTINUED):

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of June 30,
	2008	2007
Deferred tax assets:
Accounts receivable	$ 66,311	$ 196,446
Inventories	345,367	258,821
Deferred compensation	270,936	108,367
Deferred rent liability	55,225	81,822
Accruals and reserves	94,347	136,792
Net operating loss carry-forwards	1,156,783	91,924
Federal and state credits	671,011	195,477
Other	76,945	–
Total deferred tax assets	$ 2,736,925	$ 1,069,649

Valuation allowance (state credits)	(107,302)	(115,098)

Deferred tax liabilities:
Intangible assets	$ (587,527)	$ (446,584)
Fixed assets	(179,514)	(244,208)
Total deferred tax liabilities	$ (767,041)	$ (690,792)

Net deferred tax assets	$ 1,862,582	$ 263,759

At June 30, 2008, the Company has available Federal net operating loss carry-forwards of approximately $3,400,000 which will expire as of June 30, 2028 and state net operating loss carry-forwards of approximately $5,100,000 which will begin to expire in the years ending June 30, 2009 through June 30, 2015. In accordance with FAS123R, excess tax benefits of approximately $320,000 associated with approximately $800,000 of the Federal and state net operating loss carry-forwards will be credited to additional paid-in capital as such losses were the result of excess tax deductions related to share based compensation.

The Company believe that it is more likely than not that the net remaining deferred tax assets of approximately $1,033,000 at June 30, 2008 will be realized, based primarily upon forecasted taxable income and to a lesser degree upon tax planning strategies. Although the Company has experienced operating losses in the past year, it anticipates operating profits and taxable income in fiscal 2009 and thereafter, resulting from a July 2008 reduction-in-force, implementation of cost reduction initiatives, and the realization of the $1,500,000 litigation settlement received in August 2008. The minimum annual taxable income required to realize the deferred tax assets over the 20-year net operating loss carry-forward period is approximately $125,000.

As of June 30, 2008, the Company has recorded a valuation allowance and reserves for uncertain tax positions of approximately $42,000 and $65,000 related to various credit carry-forwards directly against additional paid-in capital. If the realizability of the associated deferred tax assets becomes more likely than not in the future or the uncertain tax position can be benefitted, the release of the corresponding valuation allowance or FIN48 reserve will be directly credited to additional paid-in capital.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (CONTINUED):

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

As a result of adopting FIN 48, the Company recognized a net $31,814 increase in its liability for uncertain tax positions ($53,658 of uncertain other tax obligations net of a $21,844 deferred tax asset reflected as a reduction of non-current deferred tax liabilities). The $31,814 difference between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption is accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.

The adoption of FIN48 resulted in the reclassification of the deferred tax assets associated with the Company’s uncertain tax positions. Prior to adoption, such deferred tax assets were netted against the liability for the uncertain tax positions. As a result of the adoption, $117,304 of deferred tax assets were reclassified from the uncertain tax position liability to non-current deferred tax liabilities. In addition, the Company previously reflected the liability for uncertain tax positions in taxes payable. As a result of the adoption, the liability for uncertain tax positions is separately stated from taxes payable as either a current or non-current liability. As of July, 1 2007, the total liability of $760,260 (as adjusted for the aforementioned deferred tax asset reclassification) was reclassified from current (taxes payable) to non-current (other tax obligations).

As of June 30, 2008, the Company had approximately $830,000 of unrecognized tax benefits associated with its uncertain tax positions, of which approximately $750,000 could ultimately reduce the Company’s effective tax rate. Also, as of June 30, 2008, the liability for uncertain tax positions is netted against long-term deferred tax assets and, as a result, presented on a “net” rather than “gross” basis. Any potential adjustment to the underlying uncertain tax positions by the relevant tax authorities would only reduce net operating loss and/or tax credit carry-forwards without any impact to cash tax obligations.

During the twelve months beginning July 1, 2008, the Company does not expect any material change in the amount of its uncertain tax positions. The Company is not currently under audit in any of the jurisdictions in which it conducts operations. Generally, all tax years prior to and including June 30, 2004 are closed under statute.

It is the Company’s continuing policy to account for interest and penalties associated with all of its income tax obligations as a component of income tax expense. No interest or penalties were recognized as part of this provision during the twelve months ended June 30, 2008. No interest or penalties were reported in the balance sheet as of June 30, 2008.

A rollforward of activity associated with the Company’s uncertain tax position is as follows:

Balance as of date of adoption, July 1, 2007	$ 760,260
Changes in amounts related to prior year positions	(5,259)
Changes in amounts related to current year positions	75,000
Changes due to settlements	–
Changes due to lapses in statutes of limitation	–
Balance as of June 30, 2008	$ 830,001

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENT

On September 24, 2008, the Company completed a $1.25 million convertible debt financing with MicroCapital Fund, LP and MicroCapital Fund, Ltd. (“MicroCapital”). The Company issued three year notes, bearing interest at 10% payable quarterly and convertible into shares of our common stock at $1.65 per share. The Company also issued (a) five year warrants to purchase 378,787 shares of the Company’s common stock at $1.65 per share, and (b) three year warrants allowing MicroCapital to repeat its investment up to $1.25 million on substantially the same terms and conditions. The three year warrants may be called by the Company if certain criteria are met. The Company intends to use the proceeds to fund the capital expenditure and working capital requirements associated with its China based manufacturing operations.

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended September 30,
	2007	2006

NET REVENUES	$ 6,430,890	$ 5,624,534

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty and shipping and freight	2,959,104	2,042,494
Depreciation and amortization	147,007	152,095
Product warranty	212,117	208,034
Shipping and freight	167,572	112,122
Total cost of goods sold	3,485,800	2,514,745

GROSS PROFIT	2,945,090	3,109,789

OTHER COSTS AND EXPENSES:
Research and development	497,366	419,876
Selling, general and administrative, excluding depreciation and amortization	2,692,046	1,835,636
Depreciation and amortization	89,395	66,713
Total other costs and expenses	3,278,807	2,322,225

INCOME (LOSS) FROM OPERATIONS	(333,717)	787,564

Interest income, net	7,990	8,115

INCOME (LOSS) BEFORE INCOME TAXES	(325,727)	795,679
Provision (benefit) for income taxes	(138,569)	253,214

NET INCOME (LOSS)	$ (187,158)	$ 542,465

EARNINGS (LOSS) PER SHARE
Basic and diluted	$ (0.02)	$ 0.05

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS (LOSS) PER SHARE
Basic	11,470,759	11,137,085
Diluted	11,470,759	11,592,590

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

	Three Months Ended December 31,
	2007	2006

NET REVENUES	$ 5,685,477	$ 6,077,555

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty and shipping and freight	2,567,505	2,152,445
Depreciation and amortization	153,293	152,311
Product warranty	199,234	112,138
Shipping and freight	163,136	115,928
Total cost of goods sold	3,083,168	2,532,822

GROSS PROFIT	2,602,309	3,544,733

OTHER COSTS AND EXPENSES:
Research and development	468,914	372,144
Selling, general and administrative, excluding depreciation and amortization	2,876,776	2,164,534
Depreciation and amortization	95,160	70,771
Total other costs and expenses	3,440,850	2,607,449

INCOME (LOSS) FROM OPERATIONS	(838,541)	937,284

Interest income, net	1,052	24,933

INCOME (LOSS) BEFORE INCOME TAXES	(837,489)	962,217
Provision (benefit) for income taxes	(352,330)	336,794

NET INCOME (LOSS)	$ (485,159)	$ 625,423

EARNINGS (LOSS) PER SHARE
Basic	$ (0.04)	$ 0.06
Diluted	$ (0.04)	$ 0.05

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS (LOSS) PER SHARE
Basic	11,576,357	11,221,435
Diluted	11,576,357	11,769,260

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

NET REVENUES	$ 6,473,997	$ 5,306,044

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty and shipping and freight	2,877,042	1,887,713
Depreciation and amortization	150,040	149,926
Product warranty	260,754	232,233
Shipping and freight	120,707	125,089
Total cost of goods sold	3,408,543	2,394,961

GROSS PROFIT	3,065,454	2,911,083

OTHER COSTS AND EXPENSES:
Research and development	467,031	466,080
Selling, general and administrative, excluding depreciation and amortization	3,298,070	2,341,903
Depreciation and amortization	91,437	84,506
Total other costs and expenses	3,856,538	2,892,489

INCOME (LOSS) FROM OPERATIONS	(791,084)	18,594

Interest income (expense), net	(50,444)	18,086

INCOME (LOSS) BEFORE INCOME TAXES	(841,528)	36,680
Provision (benefit) for income taxes	(353,548)	10,318

NET INCOME (LOSS)	$ (487,980)	$ 26,362

EARNINGS (LOSS) PER SHARE
Basic and diluted	$ (0.04)	$ 0.00

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS (LOSS) PER SHARE
Basic	11,687,517	11,286,046
Diluted	11,687,517	11,799,710

Back to Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	Three Months Ended June 30,
	2008	2007

NET REVENUES	$ 5,647,202	$ 5,508,996

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty and shipping and freight	2,755,808	2,411,212
Depreciation and amortization	118,497	158,229
Product warranty	205,335	172,241
Shipping and freight	76,815	143,113
Total cost of goods sold	3,156,455	2,884,795

GROSS PROFIT	2,490,747	2,624,201

OTHER COSTS AND EXPENSES:
Research and development	423,734	484,867
Selling, general and administrative, excluding depreciation and amortization	3,048,095	2,805,378
Depreciation and amortization	98,434	87,389
Total other costs and expenses	3,570,263	3,377,634

LOSS FROM OPERATIONS	(1,079,516)	(753,433)

Interest income (expense), net	(52,038)	9,639

LOSS BEFORE INCOME TAXES	(1,131,554)	(743,794)
Benefit for income taxes	(467,644)	(326,508)

NET LOSS	$ (663,910)	$ (417,286)

LOSS PER SHARE
Basic and diluted	$ (0.06)	$ (0.04)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE
Basic	11,707,964	11,388,752
Diluted	11,707,964	11,388,752

Back to Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2008. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION

On September 24, 2008, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, we entered into an agreement for the sale of $1.25 million convertible debt with two accredited investors, MicroCapital Fund, LP and MicroCapital Fund, Ltd. We issued three year notes in the aggregate principal amount of $1.25 million, bearing interest at 10% payable quarterly and convertible into shares of our common stock at $1.65 per share. We also issued five year warrants to purchase 387,787 shares of our common stock at $1.65 per share, and three year warrants allowing the note holders to same investment on substantially the same terms and conditions. The three year warrants may be called by us if certain criteria are met. We intend to use the proceeds to fund the capital expenditure and working capital requirements associated with our China based manufacturing operations.

Back to Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Management

The persons listed in the table below are our present directors and executive officers as of August 1, 2008.

Name	Age	Position
Michael W. Levin	43	Chief Executive Officer, President and a Director
Kevan D. Bloomgren	47	Chief Financial Officer
Robert M. Ward	41	Chief Operating Officer
Denise Hawkins	39	Vice President, Controller and Secretary
Willem van Rijn	59	Non-executive Chairman and Director
Paul C. Baker	71	Director
Edwin Ruzinsky	75	Director
Henry Royer	76	Director
Dennis Ridgeway	59	Director
Frank J. Tanki	68	Director

Management Profile

Michael W. Levin, Chief Executive Officer and President:

Michael W. Levin has served as our Chief Executive Officer and President since June 18, 1998, and as Chairman of the Board since June 18, 1998 through February 2008. Before June 1998, he had served as President, Treasurer, Secretary and Chairman of Media Sciences’ predecessor, Cadapult Graphic Systems Inc. since 1987, when he founded Cadapult Graphic Systems Inc. while attending Lehigh University. He is responsible for a senior management team as well as merger and acquisition activity and corporate finance. In 2002, Mr. Levin was recognized in Business News New Jersey’s annual “40 under 40” issue, which profiles the state’s outstanding business leaders under the age of 40. He also was selected as the honorary annual fundraising chairman for the Children’s Cancer Research Fund of New York Medical College in 1999. In 1987, Mr. Levin graduated summa cum laude from Lehigh University, receiving a Bachelor of Science Degree in Mechanical Engineering.

Kevan D. Bloomgren, Chief Financial Officer:

Kevan D. Bloomgren joined Media Sciences International, Inc. in the position of Chief Financial Officer on March 15, 2006. From 2004 to March 10, 2006, Mr. Bloomgren was Chief Financial Officer for Rapid Solutions Group, a digital communications company located in Melville, New York. From 1997 to 2004, he was Managing Partner of Crown Investment Management, LLC, a financial services company located in Sparta, New Jersey. From 1992 to 1996, he was Vice President and Chief Financial Officer of Satellite Paging, a telecommunications company located in Fairfield, New Jersey. Mr. Bloomgren also held the following positions: Vice President of RBC Daniels, formerly Daniels and Associates, a boutique investment bank specializing in merger and acquisitions (1988-1992) and Senior Auditor and Consultant for Arthur Andersen & Co. (1983-1986). In 1983, Mr. Bloomgren graduated cum laude from University of Denver with a B.S. degree in Business Administration, and Accounting, and in 1988, he received a MBA in Finance from The Wharton School, University of Pennsylvania. Mr. Bloomgren is a Certified Public Accountant and a member of the American Institute of CPAs and the New Jersey State Society of Certified Public Accountants.

Robert M. Ward, Chief Operating Officer:

On July 28, 2008, Robert M. Ward was promoted to the position of Chief Operating Officer, succeeding Lawrence Anderson, who retired on July 25, 2008. Mr. Ward has previously served as Managing Director for the Company’s Asian operations since June 2007, where he set-up the Company’s China-based product development and manufacturing subsidiary. Mr. Ward has more than nineteen years of experience in operations, product

Back to Index

management, engineering, and manufacturing. Prior to joining the Company, from April 2006 to June 2007, Mr. Ward served as Director of Product Management for WatchGuard Technologies Inc., a Seattle, Washington based provider of Computer Network Firewalls and Software Security Services for Small to Medium Enterprises. From November of 2001 to March 2006, Mr. Ward served as the Director of Operations for WatchGuard Technologies Inc. Mr. Ward earned a Bachelor of Science Degree in Mechanical Engineering from the University of Minnesota Institute of Technology in 1989. Mr. Ward earned a Masters of Business Administration from the University of Minnesota Carlson School of Management in 2001.

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

Willem van Rijn, Director:

Willem van Rijn became a director on May 2, 2006 and was appointed non-executive Chairman of the Board on March 1, 2008. In addition to his role as non-executive Chairman, Mr. van Rijn serves on the Compensation, Nominating and Corporate Governance committees. Mr. van Rijn has been Senior Advisor to the founder and management committee of Capco, an international operations and technology consulting and solutions firm, since 2002. From 1995 to 2002, Mr. van Rijn was a Senior Partner at PricewaterhouseCoopers Consulting, and its predecessor firm Coopers & Lybrand, where he served as the Managing Partner of the Japanese financial services consulting practice from 1998 to 2002, and of the global strategy and financial risk management consulting practices from 1995 to 1998. Mr. van Rijn’s business experience includes: President of Rhode Island-based Gtech International (a division of Gtech Corporation), a provider of state and national lottery technology, outsourcing, software and professional services, from 1994-1995; Partner in the New York office of Coopers & Lybrand from 1990 to 1994; Partner at Bank Street Consulting Group, a management consulting firm, from 1986 to 1990; Senior Vice President in charge of international banking activities in the United States for Bank of America from 1981 to 1986; Corporate Treasurer and member of the Managing Committee for global window covering and machine tooling company Hunter Douglas NV from 1976 to 1981; and Vice President, Account Manager of large accounts for commercial banking services, based in The Netherlands, for Bank of America from 1971 to 1976. Mr. van Rijn also currently serves on the board of Computer Horizons Corp.

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

Edwin Ruzinsky, Director:

Mr. Ruzinsky has served as a Director since August 27, 1999 and is the chairman of the Audit committee and also serves on the Nominating and Corporate Governance committee. He is a Certified Public Accountant and a Certified Management Consultant. Prior to his retirement on June 1, 1996 as a Partner in Deloitte Consulting LLC, a wholly-owned subsidiary of Deloitte & Touche LLP, he served for many years as the firm’s National Director-

Back to Index

Media Industry Services. He previously served Times Mirror Company as Vice President of Finance & Administration/Book Publishing Group and Parents’ Magazine Enterprises, Inc. as Chief Accounting Officer. Mr. Ruzinsky continues serving as a member of the Pace University/ Dyson School of Liberal Arts & Sciences/Master of Science in Publishing Advisory Board. On June 15, 2007, Mr. Ruzinsky resigned as a director of Gentis, Inc., a bioscience company, due to its recapitalization. On March 31, 2005, Dowden Health Media, Inc. on whose board Mr. Ruzinsky served, was sold.

Henry Royer, Director:

Henry Royer has served as a Director since December 23, 1999. Mr. Royer is the chairman of the Nominating and Corporate Governance committee and also serves on the Compensation committee. From 1965 to 1983, Mr. Royer held several positions at First National Bank of Duluth, serving as Executive Vice President/Loans when he left First National Bank. He then joined The Merchants National Bank of Cedar Rapids, now named US Bank Cedar Rapids, N.A., where he served as Chairman and President until August 1994. From September 1994 through December 31, 1997, he served as the President and Chief Executive Officer of River City Bank, Sacramento, California. He served as an Independent Trustee of Berthel Growth & Income Trust I from its date of inception in 1995 through February 5, 1999, when he resigned to join Berthel Fisher & Company Planning Inc., and was elected President of Berthel Trust in July 1999. He was elected President of Berthel SBIC, LLC in August 1999. In 1999 he assisted in the organization and served as Chairman of the Board of Cedar Rapids Bank and Trust and as a member of the board of QCRH, a bank holding company, retiring in 2006. He also serves on various Boards of privately-held companies. He graduated in 1953 from Colorado College with a B.A. in Money and Banking.

Dennis Ridgeway, Director:

Dennis Ridgeway became a director on February 22, 2006. Mr. Ridgeway serves on the Nominating and Corporate Governance committee. From 1998 through 2005, Mr. Ridgeway served as an independent management consultant and since 2004 has also served as a board member and technical advisor for a working museum in the United Kingdom. From 1984 to 1998, Mr. Ridgeway held various positions with Katun Corporation, an aftermarket manufacturer of components and supplies for the business equipment industry. Headquartered in the United Kingdom, his positions included European Sales Manager, General Manager, Assistant Vice President, and Vice President of European Operations from 1994 to 1998. Prior to 1984 Mr. Ridgeway held senior management positions with Kalle Infotec the business equipment subsidiary of Hoechst AG in Europe.

Frank J. Tanki, Director:

Frank Tanki joined our Board in December, 2006. Mr. Tanki serves on the Audit committee. He is a Certified Public Accountant and retired in 1998 as a Senior Partner of Coopers & Lybrand, the predecessor of PricewaterhouseCoopers. Mr. Tanki was a member of the firm’s Executive Management Committee from 1994 to 1995. During his time with the firm he served as Director of Accounting and SEC Technical Services and as the Business Assurance Partner In Charge of the New York Metro practice. He has served on the Auditing Standards Board of the American Institute of Certified Public Accountants. Mr. Tanki also currently serves on the board of directors of Computer Horizons Corp. and MonoSol Rx, Inc.

Other Information About Executive Officers and Directors

Our executive officers or directors are not associated with another by family relationships. Based solely in reliance on representations made by our officers and directors, during the past five years, none of the following occurred with respect to such persons: (1) no petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons, or any partnership in which he or she was a general partner or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing; (2) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, or of any federal or state authority barring, suspending or otherwise limiting, their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (4) no such persons

Back to Index

were found by a court of competent jurisdiction in a civil action or by the SEC or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish us with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to us during and in connection with our 2008 fiscal year, we are not aware of any material delinquencies in the filing of such reports, other than the following: Michael W. Levin filed a late Form 4 on January 7, 2008 reporting a December 13, 2007 gift transfer of 10,000 shares; and Willem van Rijn filed a late Form 4 on February 26, 2008 regarding open market purchases of 16,000 shares on February 19, 2008, and filed a late Form 4 on September 23, 2008 reporting the grant on March 1, 2008 of 30,889 options exercisable at $3.50 per share until March 1, 2015.

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

During the fiscal year ended June 30, 2008, the Board of Directors held five meetings. During this period, each director attended or participated in more than 75% of the total meetings of the Board of Directors and the committee or committees on which he or she served.

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

During fiscal 2008, the Audit Committee met six times, the Compensation Committee met six times, and the Nominating and Corporate Governance Committee met once.

Back to Index

Committee Membership.   The following table summarizes the membership of the Board and each of its committees for our 2008 fiscal year.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Michael W. Levin
Paul C. Baker	Member	Chairperson
Edwin Ruzinsky	Chairperson		Member
Henry Royer		Member	Chairperson
Dennis Ridgeway			Member
Willem van Rijn		Member	Member
Frank J. Tanki	Member

Audit Committee Financial Expert.   Mr. Ruzinsky and Mr. Tanki are financial experts serving on our Audit Committee and each are independent members of our Board.

Audit Committee.   The function of the Audit Committee includes reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of Media Sciences, reviewing with Media Sciences’ independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distribution by Media Sciences. Each member of the Audit Committee is independent as defined under the NASDAQ’s listing standards. The Audit Committee consists of non-employee directors whom Media Sciences has determined are free of any relationship that could influence their judgment as a committee member and are not associated with a major vendor to, or a customer of, Media Sciences.

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

Back to Index

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes the compensation paid to our Chief Executive Officer and our two other most highly compensated executive officers (collectively, the “Named Executive Officers”) who served during our last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock awards ($)(1)(2)	Option awards ($)(1)(3)	Nonequity incentive plan compensation earnings ($)(4)	All other compensation ($)(5)	Total ($)
Michael W. Levin	2008	250,000	0	0	0	19,441	269,441
Chief Executive Officer and President	2007	225,000	0	0	40,000	23,857	288,857
Kevan D. Bloomgren	2008	170,000	25,770	20,615	34,000	–	250,385
Chief Financial Officer	2007	160,000	25,770	17,800	30,400	–	233,970
Lawrence Anderson (a)	2008	160,000	8,463	6,252	0	–	174,715
Chief Operating Officer (Former)		160,000	7,589	6,252	29,280	–	203,121

(a)	Mr. Anderson resigned his position as Chief Operating Officer on July 25, 2008.
(1)

Represents the stock-based compensation recognized in the fiscal year in accordance with SFAS No. 123(R). Option awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock and option awards are discussed in Note 4 to the consolidated financial statements. The grant date fair value of each award, adjusted for estimated forfeiture, is recognized as stock-based compensation expense over the service period.

(2)

On March 15, 2006, we granted Mr. Bloomgren, 50,000 shares of common stock, subject to vesting over five years at 20% per year on each anniversary of the grant. 10,000 shares vested in each of fiscal 2008 and fiscal 2007. The total grant date fair value of the award is $195,500, disregarding estimates of forfeitures related to service-based vesting conditions.

On August 8, 2006, we granted Mr. Anderson 4,357 shares of common stock, subject to vesting over two years at 50% per year beginning on the first anniversary of the grant. The total grant date fair value of the award is $19,999, disregarding estimates of forfeitures related to service-based vesting conditions.

(3)

On March 15, 2006, we granted Mr. Bloomgren stock options to purchase 50,000 shares of our common stock, exercisable for ten years at $3.91 per share, subject to vesting over five years at 20% per year on each anniversary of the grant. 10,000 of these options vested in each of fiscal 2008 and fiscal 2007. The total grant date fair value of the award is $135,040, computed using a Black-Scholes model.

On October 10, 2007, we granted Mr. Bloomgren stock options to purchase 5,027 shares of our common stock, exercisable for seven years at $5.65 per share, subject to vesting over three years at 33.3% per year on each anniversary of the grant. None of these options vested in fiscal 2008. The total grant date fair value of the award is $14,999, computed using a Black-Scholes model.

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

(4)	Refers to amounts under an incentive based bonus structure for certain executives. See the discussion under the heading “Performance Based Bonus Compensation” for additional information.
(5)

This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. For fiscal 2008, for Mr. Levin, this includes $14,575 for lease of an automobile, $3,726 for a matching contribution under our 401(k) plan, and $1,140 for life insurance premiums, where the beneficiary is not the company. For fiscal 2007, for Mr. Levin, this includes $18,773 for lease of an automobile, $3,944 for a matching contribution under our 401(k) plan, and $1,140 for life insurance premiums, where the beneficiary is not the company.

Back to Index

In general, compensation payable to a Named Executive Officer consists of a base salary, a performance based bonus, an annual stock or stock option grant under our incentive stock plan and other benefits, which generally do not exceed $10,000 annually in the aggregate, such as 401(k) plan matching contributions and life insurance premiums, where the beneficiary is not the Company. We did not have a written employment in effect during our 2008 fiscal year with a Named Executive Officer other than with Mr. Levin, our Chief Executive Officer, who was entitled to additional benefits under the terms of his employment agreement.

Employment Agreement with Chief Executive Officer

Michael W. Levin, our Chief Executive Officer and President, had a five-year employment agreement that began as of July 1, 2003 and ended in June 2008. His annual salary for fiscal year 2008 was $250,000. In 2003, we granted him 500,000 five-year stock options, exercisable at $1.00 per share, to purchase 500,000 shares of common stock, of which 50% vested on the grant date, 25% vested on June 30, 2004, and the remaining 25% vested on June 30, 2005. The employment agreement also provided that we may award him an annual performance bonus or other bonus as determined by the Board of Directors.

Under the employment agreement, he was also entitled to receive:

• death benefits of $100,000;
• a fifteen-year term life insurance policy for $2,000,000;
• a luxury automobile;
• reimbursement for reasonable travel and other business related expenses;
• six weeks vacation;
• medical and dental insurance; and
• participation in any employee plan, perquisite and other benefits made available to Media Sciences’ employees or management in general.

The employment agreement also provided that if we underwent a “change of control”, as the term was defined in the employment agreement, we must pay him an amount equal to 290% of his base compensation. He was entitled to terminate his employment if we underwent a change in control. The employment agreement provided for termination for cause.

We are presently negotiating a new written employment agreement with Mr. Levin. The proposed terms are expected to be similar to the terms of the recently expired employment agreement, but provide, among other things, for the following: a two year term; a base annual salary of $250,000; if we undergo a “change of control” in the first year under the new term and Mr. Levin elects to terminate his employment, a payment of $540,000; and if we undergo a “change of control” after the first year of the new term and Mr. Levin elects to terminate his employment, a payment equal to 200% of his base compensation. A change of control is proposed to be defined as follows:

• a change in our ownership or management that is required to be reported under the federal securities laws;
• the acquisition, other than directly from Media Sciences, of more than 50% or more of our common stock or our voting securities by persons other than Media Sciences or Levin;
• a change in a majority of the current Board of Directors, excluding a Board approved change that does not result from a proxy contest;

•      a reorganization, merger, consolidation or sale of substantially all of our assets, after which our shareholders do not own, in the same proportion, more than 50% of the voting power, after which a majority of the board of directors changes, and after which a new shareholder beneficially owns more than 50% of the voting power; or

• shareholder approval of our liquidation or dissolution.

The employment agreement is expected to provide for termination for cause, and for severance in the event of early termination for reason other than cause, in the amount of $290,000 if terminated during the first year of employment, and in an amount equal to one year of his base salary if terminated after the first year of employment.

Back to Index

Performance Based Bonus Compensation

From year to year, our Compensation Committee may establish certain performance criteria for our executive officers, based on factors and criteria as the Compensation Committee may deem relevant.

For our 2008 fiscal year, we had in effect a performance based cash bonus compensation plan for certain executive officers. In fiscal 2008, for our Chief Executive Officer, the potential cash bonus was $200,000, of which 20% was based on individualized performance goals (“Individual Performance Bonus”), and 80% determined wholly upon attaining earnings per share criteria determined by the Board (“EPS Bonus”). For other Named Executive Officers, the potential cash bonus was 20-40% of their base salary, of which 50% was based on the Individual Performance Bonus criteria, and 50% on the EPS Bonus. Bonuses are paid after the fiscal year end.

The following table summarizes the payout structure under the fiscal year 2008 bonus structure. The EPS Bonus was to be earned if our Company’s earnings per share equaled or exceeded a minimum level established by the Compensation Committee. The EPS Bonus range set forth in the table assumed the achievement of the minimum targeted level and up to 100% of the targeted goal. If the minimum level was not achieved, no EPS Bonus was earned. If the minimum level is achieved or exceeded, the amount of the EPS Bonus was based upon the level of earnings per share achieved by the Company. If the maximum targeted goal was exceeded, the EPS Bonus payable could exceed the EPS Bonus potential set forth in the table below. Factors in determining the Individual Performance Bonus includes matters such as achieving specified leadership initiatives, and the achievement of certain strategic and business goals including, but not limited to, customer growth, new product development, information technology upgrades, manufacturing efficiencies and corporate compliance goals.

	Fiscal 2008 Bonus Potential			Fiscal 2008 Bonus Earned
Name	EPS Bonus ($)	Individual Performance Bonus ($)	Total Bonus ($)	EPS Bonus ($)	Individual Performance Bonus ($)	Total Bonus ($)
Michael W. Levin	80,000 – 160,000	0 – 40,000	200,000	0	0	0
Kevan D. Bloomgren	17,000 – 34,000	0 – 34,000	68,000	0	34,000	34,000
Lawrence Anderson	16,000 – 32,000	0 - 32,000	64,000	0	0	0

In July 2008, the Compensation Committee adopted a performance based bonus compensation plan for the 2009 fiscal year, similar in structure to the fiscal 2008 plan. For our Chief Executive Officer, the potential cash bonus in fiscal 2009 is $240,000, of which $80,000 is based on individualized performance goals (“Individual Performance Bonus”), and $160,000 is determined wholly upon attaining earnings per share criteria determined by the Board (“EPS Bonus”). For the other officer, the potential cash bonus is 20-40% of their base salary, of which 50% is based on the Individual Performance Bonus criteria, and 50% on the EPS Bonus.

Outstanding Equity Awards at 2008 Fiscal Year End

The following table sets forth information concerning outstanding option and stock awards held by the Named Executive Officers as at June 30, 2008.

Back to Index

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(a)
Michael W. Levin	–	–	–	–	–	–
Kevan D. Bloomgren (1)	–	–	–	–	30,000	70,800
Kevan D. Bloomgren (2)	20,000	30,000	3.91	03-14-2016	–	–
Kevan D. Bloomgren (3)	–	5,027	5.65	10-10-2014	–	–
Lawrence Anderson (4)	45,000	40,000	1.60	06-05-2015	–	–
Lawrence Anderson (5)	–	–	–	–	2,179	5,142

(a)

The amounts in this column reflect the fair market value of outstanding restricted stock awards for the named executive officers using the closing price on June 30, 2008 of $2.36, the last trading day of our common stock in fiscal 2008.

(1)	Granted March 15, 2006. Subject to vesting annually in increments of 10,000 on March 15 of 2009, 2010 and 2011.
(2)	Granted March 15, 2006. Unexercisable options are subject to vesting annually in increments of 10,000 on March 15 of 2009, 2010 and 2011.
(3)	Granted October 10, 2007. Unexercisable options are subject to vesting annually in equal increments on October 10 of 2008, 2009 and 2010.
(4)	Granted June 6, 2005. Unexercisable options are subject to vesting annually in equal increments on June 6 of 2009 and 2010.
(5)	Granted August 8, 2006. Subject to vesting on August 8, 2008.

Incentive Stock Plans

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests. The equity incentive program presently consists of two plans: the Company’s 1998 Incentive Plan and the Company’s 2006 Incentive Stock Plan. Under both plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Both plans provides for the issuance of up to 1,000,000 shares of our common stock.

On June 17, 2008, the Company’s 1998 Plan ended and we can issue no further awards under the plan. Under the 1998 plan, 978,550 common shares of the 1,000,000 common shares authorized were issued through awards of options or other equity instruments.  As of June 30, 2008,we had outstanding under the 1998 plan, subject to vesting, stock options to purchase 655,165 shares of common stock, exercisable for up to ten years at prices of $0.43 to $6.33 per share, and 127,316 shares issuable pursuant to restricted stock awards. Since the effective date of the 1998 plan, 323,385 shares have been issued, including 127,316 shares as stock grants and 196,069 shares through exercise of options.

Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of June 30, 2008, we had outstanding under the 2006 plan, subject to vesting, stock options to purchase 159,642 common shares, exercisable for up to seven years at prices of $3.00 to $5.65 per share. As of June 30, 2008, 840,358 common shares remain available for future issuance under the 2006 plan.

Back to Index

Employee Profit Sharing Plan

We have a tax-qualified employee paired profit sharing plan sponsored by DWS Scudder Deutsche Bank Group. This 401(k) plan covers all of our employees that have been employed for at least six months and meet other age and eligibility requirements. Under the 401(k) plan, employees may choose to reduce their current compensation by up to 15% each year and have that amount contributed to the 401(k) plan. We make matching contributions equal to 25% of the employee’s contribution. In our discretion, we may contribute unmatched contributions. The 401(k) plan qualifies under Section 401 of the Internal Revenue Code, so that we can deduct contributions by employees or by us. Employee contributions to the 401(k) plan are fully vested at all times, and our contributions, if any, vest at the rate of 25% after two years and after two years at the rate of 25% a year until fully vested. We also maintain a defined contribution plan for our eligible UK employees. The U.K. plan is 100% Company funded. Our contributions to the these plans totaled $64,000 in 2008 and $39,000 in 2007.

Director Compensation

We have a compensation plan for our independent directors. In fiscal 2008, eligible outside directors were paid $15,000 per year, payable quarterly, for attendance at regular and special meetings and may be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and for other expenses incurred in their capacity as directors of Media Sciences. Through fiscal 2007, outside directors are granted five or ten year stock options under our incentive stock plan to purchase 10,000 shares of common stock on the date of appointment to the Board, and additional stock options to purchase 10,000 shares of common stock each year thereafter. In fiscal 2008, we paid eligible outside directors $15,000 in cash and granted them stock options having a seven year life with a grant date fair value of $24,999. Chairpersons of the following committees were also paid an additional fee for their committee service: Audit $1,500; Compensation $1,000; and Governance $500. Willem van Rijn was nominated and approved as the non- executive Chairman of the Board of Directors effective March 1, 2008. The compensation plan in effect for the non-executive Chairman is $45,000 per year, payable quarterly, and stock options valued at $75,000 per year, granted at the same time as the options for the other outside directors.

2008 Compensation of Non-Employee Directors

Name	Fees earned or paid in cash ($)	Option awards ($)(a)(b)	All other compensation ($)	Total ($)
Paul Baker	16,000	18,070	–	34,070
Dennis Ridgeway	15,000	18,070	–	33,070
Henry Royer	15,000	18,070	–	33,070
Edwin Ruzinsky	16,500	18,070	–	34,570
Willem van Rijn	25,000	34,828	–	59,828
Frank J. Tanki	15,000	18,070	–	33,070

(a)

Represents the stock-based compensation recognized in fiscal 2008 in accordance with SFAS No. 123(R). Option awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of stock and option awards are discussed in Note 4 to the consolidated financial statements.

(b)

On October 10, 2007, each director was granted options, vesting on October 10, 2008 and expiring on October 10, 2014, covering 9,123 common shares. On March 1, 2008, concurrent with his appointment as non-executive Chairman, Mr. van Rijn was awarded options, vesting on March 1, 2009 and expiring on March 1, 2015, covering 30,889 shares. At June 30, 2008, the total number of outstanding options, granted as director compensation, held by each director was: Mr. Baker, 97,123 options; Mr. Ridgeway, 29,123 options; Mr. Royer, 29,123 options; Mr. Ruzinsky, 54,123 options, Mr. van Rijn, 60,012 options; and Mr. Tanki 19,123 options.

Back to Index

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The tables below sets forth, as of June 30, 2008, the shares of our common stock beneficially owned by (i) each of our officers and directors, and by all of our officers and directors as a group, and (ii) by each person known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

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

Security Ownership of Directors and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Additional Shares Acquirable Within 60 days		Percent of Class
Michael W. Levin	1,258,450	(a)	0		10.7%
Kevan D. Bloomgren	90,000	(b)	20,000	(c)	*
Lawrence Anderson	21,357	(d)	45,000	(e)	*
Denise Hawkins	3,657	(f)	30,002	(g)	*
Paul Baker	90,000		88,000	(h)	1.5%
Dennis Ridgeway	0		20,000	(i)	*
Henry Royer	10,000	(j)	20,000	(k)	*
Edwin Ruzinsky	40,000		45,000	(l)	*
Willem van Rijn	16,000		20,000	(m)	*
Frank J. Tanki	12,993		10,000	(n)	*
All present officers and directors as a group (10 persons)	1,542,457		298,002		15.3%

*	Represents less than 1%
(a)	Includes 120,000 shares owned by his minor children.
(b)	Includes 50,000 restricted shares, granted on March 15, 2006, subject to vesting in equal installments on the next five anniversary dates of the grant.
(c)

Includes shares acquirable upon exercise of 20,000 of 50,000 options granted on March 15, 2006, exercisable at $3.91 per share until March 14, 2016 and subject to vesting in equal installments on the next five anniversary dates of the grant. Does not include shares acquirable upon exercise of 5,027 options, granted on October 10, 2007, exercisable at $5.65 per share until October 10, 2014 and subject to vesting in equal installments on the next three anniversary dates of the grant.

(d)	Includes 4,357 restricted shares, granted on August 8, 2007, subject to vesting annually in equal installments over a two year period.
(e)

Refers to shares acquirable upon exercise of options, exercisable at $1.60 per share until June 6, 2015. Does not include shares acquirable upon the exercise of 40,000 options, exercisable at $1.60 per share until June 5, 2015, that are subject to vesting in equal installments annually on June 6 of 2009 and 2010.

(f)	Includes 3,157 restricted shares, granted on October 10, 2007, subject to vesting in equal installments on the next three anniversary dates of the grant.
(g)

Refers to shares acquirable upon exercise of the following options: 10,002 options exercisable at $1.70 per share until July 16, 2011; and 20,000 options exercisable at $1.91 per share until January 11, 2015.

Back to Index

(h)

Refers to shares acquirable upon exercise of the following options: 3,000 options exercisable at $2.00 per share until August 11, 2008; 30,000 options exercisable at $3.31 per share until April 6, 2009; 5,000 options exercisable at $2.19 per share until July 3, 2010; 5,000 options exercisable at $2.00 per share until July 2, 2011; 5,000 options exercisable at $0.65 per share until September 24, 2012; 10,000 options exercisable at $0.43 per share until May 6, 2013; 5,000 options exercisable at $0.85 per share until February 10, 2014; 5,000 options exercisable at $1.45 per share until December 17, 2014; 10,000 options exercisable at $2.71 per share until January 30, 2016; and 10,000 options exercisable at $6.30 per share until December 14, 2016. Does not include 9,123 options, to vest on October 10, 2008, exercisable at $5.65 per share until October 10, 2014.

(i)

Refers to shares acquirable upon the exercise of the following options: 10,000 options, exercisable at $3.38 per share until February 26, 2016; and 10,000 options, exercisable at $6.30 per share until December 14, 2016. Does not include 9,123 options, to vest on October 10, 2008, exercisable at $5.65 per share until October 10, 2014.

(j)	Does not include 50,000 shares held by Heffernen 1966 Trust B, a trust controlled by Mr. Royer’s spouse. Mr. Royer disclaims beneficial ownership of such shares.
(k)

Refers to shares acquirable upon the exercise of the following options: 10,000 options, exercisable at $2.71 per share until January 30, 2016; and 10,000 options, exercisable at $6.30 per share until December 14, 2016. Does not include 9,123 options, to vest on October 10, 2008, exercisable at $5.65 per share until October 10, 2014.

(l)

Refers to shares acquirable upon exercise of the following options: 10,000 options exercisable at $2.06 per share until August 27, 2009; 5,000 options exercisable at $2.19 per share until July 3, 2010; 5,000 options exercisable at $2.00 per share until July 2, 2011; 5,000 options exercisable at $1.45 per share until December 17, 2014; 10,000 options exercisable at $2.71 per share until January 30, 2016; and 10,000 options exercisable at $6.30 per share until December 14, 2016. Does not include 9,123 options, to vest on October 10, 2008, exercisable at $5.65 per share until October 10, 2014.

(m)

Refers to shares acquirable upon the exercise of the following options: 10,000 options, exercisable at $4.09 per share until May 2, 2016; and 10,000 options, exercisable at $6.30 per share until December 14, 2016. Does not include 9,123 options, to vest on October 10, 2008, exercisable at $5.65 per share until October 10, 2014, and 30,889 options, to vest on March 1, 2009, exercisable at $3.50 per share until March 1, 2015.

(n)

Refers to shares acquirable upon exercise of the following options: 10,000 options exercisable at $6.30 per share until December 14, 2016; and 9,123 options exercisable at $5.65 per share until October 10, 2014.

Security Ownership of 5% Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Additional Shares Acquirable Within 60 days		Percent of Class
Richard L. Scott (a) 1400 Gulfshore Boulevard North, Suite 145 Naples, FL 34102	992,050	44,123	(b)	9.0%
Richard E. Teller and Kathleen A. Rogers 545 Boylston Street Brookline, MA 02445	596,256	0		5.1%

(a)

Beneficially owns securities through different entities, including: 202,300 shares held by GFX Investments, LLC, for which he is the beneficial owner; 606,050 shares held by Scott Family Florida Partnership Trust; 93,300 shares held by F. Annette Scott Florida Trust, of which his spouse is the trustee; and 90,400 shares held by Richard L. Scott Florida Trust.

(b)

Refers to shares acquirable upon exercise of options: 10,000 options exercisable at $1.69 per share until June 30, 2009; 5,000 options exercisable at $1.45 per share until December 17, 2009; 10,000 options exercisable at $2.71 per share until January 30, 2016; 10,000 options exercisable at $6.30 per share until December 14, 2011; and 9,123 options exercisable at $5.65 per share until October 10, 2014.

Back to Index

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of June 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders	899,894	$3.86	840,358
Equity compensation plans not approved by security holders	–	–	–
Total	899,894	$3.86	840,358

(a)	Does not include 127,316 shares issuable pursuant to restricted stock awards. There is no exercise price associated with a restricted stock award.
(b)	Calculation excludes shares subject to restricted stock awards.

Plans in the Shareholder Approved Category

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests. The equity incentive program presently consists of two plans: the Company’s 1998 Incentive Plan and the Company’s 2006 Incentive Stock Plan. Under both plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Both plans provides for the issuance of up to 1,000,000 shares of our common stock. On June 17, 2008, the 1998 plan ended and no new awards can be made under it. As of June 30, 2008,we had outstanding under the 1998 plan, subject to vesting, stock options to purchase 655,165 shares of common stock, exercisable for up to ten years at prices of $0.43 to $6.33 per share, and 127,316 shares issuable pursuant to restricted stock awards. Since the effective date of the 1998 plan, 323,385 shares have been issued, including 127,316 shares as stock grants and 196,069 shares through exercise of options. As of June 30, 2008, we had outstanding under the 2006 plan, subject to vesting, stock options to purchase 159,642, exercisable for up to seven years at prices of $3.00 to $5.65 per share.

Changes in Control

We do not have any arrangements that may result in a change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All of our directors, other than Michael W. Levin, our Chief Executive Officer, and all members of Board committees, are non-employee members that the Board has determined satisfies applicable Nasdaq standards for independence. Reference is made to Item 10 of Part III of this Report on Form 10-K for additional information about our Board and Board Committees, including their composition.

Back to Index

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Amper, Politziner & Mattia, LLP, our current principal independent registered public accounting firm, for the years ended June 30, 2008 and 2007 were $161,000 and $102,000, respectively.

Audit fees consist of fees billed for the audits of our annual financial statements, reviews of our interim financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by J.H. Cohn LLP, our former principal independent registered public accounting firm, during the years ended June 30, 2008 and 2007 were $1,185 and $18,096, respectively. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

There were no other fees billed for tax services.

All Other Fees

There were no other fees billed for services.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. All services performed in our 2008 and 2007 fiscal years were pre-approved.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this report:

(1)	Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2008 and 2007

Consolidated Statements of Operations for the years ended June 30, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/Loss for the years ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

Not required.

Back to Index

(3)	Index to Exhibits

Exhibit No.	Description
3(i)(1)	Certificate of Incorporation of Cadapult Graphic Systems, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10-QSB/A filed on September 1, 1998)
3(i)(2)	Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc. (Incorporated by reference to Exhibit 3(i)(5) of Annual Report on Form 10-KSB filed on September 28, 1999)
3(i)(3)	Certificate of Amendment of Certificate of Incorporation of Cadapult Graphic Systems, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Quarterly Report on Form 10-QSB filed on May 15, 2002)
3(i)(4)	Certificate of Amendment of Certificate of Incorporation of Media Sciences International, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Current Report on Form 8-K filed on June 28, 2007)
3(i)(5)	Certificate of Designation (Incorporated by reference to Exhibit 4.5 of Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999)
3(i)(6)	Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3(i)(6) of Annual Report on Form 10-KSB filed on September 15, 2003)
3(i)(7)

Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.7 of Registration Statement on Form SB-2, Registration Number 333-112340, filed on January 30, 2004)

3(ii)	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) of Current Report on Form 8-K filed on August 2, 2007)
10.1+	1998 Incentive Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.10 of Registration Statement on Form S-8 filed on March 22, 2006)
10.2+	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.9 of Registration Statement on Form S-8, filed on October 9, 2007)
10.3+	Form of Employment Agreement with Michael W. Levin (Incorporated by reference to Exhibit 10.16 of Annual Report on Form 10-KSB filed on September 15, 2003)
10.4+

Form of Option Agreement with Management issued April 2003 (Incorporated by reference to Exhibit 10.15 of Registration Statement on Form SB-2, Registration Number 333-112340, filed on January 30, 2004)

10.5+	Option Agreement with Lawrence Anderson, June 2005 (Incorporated by reference to Exhibit 10.28 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.6	Amendment to Loan Documents, dated as of January 23, 2006 (Incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on February 9, 2006)
10.7	Guaranty and Suretyship Agreement, dated January 23, 2006 (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on February 9, 2006)
10.8	Term Note with PNC Bank, dated March 17, 2006, with Security Agreement and Guarantee (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 15, 2006)
10.9	Fourth Amendment to Loan Documents (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 3, 2007)
10.10	Form of Loan Agreement Documents (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on February 14, 2008)
10.11*	Waiver to Loan and Security Agreement, February 12, 2008
10.12*	Waiver and Amendment to Lease, dated February 13, 2008
10.13*	Amendment to Lease, dated May 13, 2008
10.14*	Agreement with PNC, dated as of September 2008
10.15*	Second Agreement of Amendment to Revolving Loan and Security Agreement
10.14	Lease Agreement (Incorporated by reference to Exhibit 10.13 of Annual Report on Form 10-KSB filed on or about September 28, 2000)
10.15	Sublease Agreement (Incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on January 24, 2005)
10.16	Master Lease Agreement, July 2005 (Incorporated by reference to Exhibit 10.27 of Annual Report on Form 10-KSB filed on September 13, 2005)

Back to Index

11	Statement re: computation of per share earnings is hereby incorporated by reference to Part II, Item 8 of this report
21*	Subsidiaries of the Registrant
23.1*	Consent of Amper, Politziner & Mattia, LLP
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Filed herewith

+ Represents executive compensation plan or agreement

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of September 24, 2008.

MEDIA SCIENCES INTERNATIONAL, INC.

By: /s/ Michael W. Levin
Michael W. Levin
Chief Executive Officer and President

Dated: September 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Levin	Chief Executive Officer, President and Director	September 25, 2008
Michael W. Levin

/s/ Kevan D. Bloomgren	Chief Financial Officer	September 25, 2008
Kevan D. Bloomgren

/s/ Willem van Rijn	Director and Non-executive Chairman	September 25, 2008
Willem van Rijn

/s/ Paul C. Baker	Director	September 25, 2008
Paul C. Baker

/s/ Edwin Ruzinsky	Director	September 25, 2008
Edwin Ruzinsky

/s/ Henry Royer	Director	September 25, 2008
Henry Royer

/s/ Dennis Ridgeway	Director	September 25, 2008
Dennis Ridgeway

/s/ Frank J. Tanki	Director	September 25, 2008
Frank J. Tanki