Form 10-Q
period 2008-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2008-11-14
CIK 1024022

To Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 7, 2008, we had 12,084,370 shares of common stock issued and outstanding.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

To Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	June 30,
ASSETS	(Unaudited)	2008
CURRENT ASSETS:
Cash and cash equivalents	$ 1,178,163	$ 236,571
Accounts receivable, net	3,093,903	3,082,516
Inventories	7,440,010	9,216,439
Taxes receivable	70,282	70,282
Deferred tax assets	772,288	772,288
Prepaid expenses and other current assets	315,559	285,241
Total Current Assets	12,870,205	13,663,337

PROPERTY AND EQUIPMENT, NET	3,102,434	2,472,570

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Deferred tax assets	–	260,292
Other assets	132,418	124,359
Total Other Assets	3,716,649	3,968,882

TOTAL ASSETS	$ 19,689,288	$ 20,104,789

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,460,023	3,046,563
Accrued compensation and benefits	518,064	731,744
Other accrued expenses and current liabilities	1,128,508	1,829,919
Short-term capital lease obligation	478,488	–
Income taxes payable	12,606	12,606
Accrued product warranty costs	205,563	198,666
Deferred revenue	456,109	519,139
Total Current Liabilities	4,259,361	6,338,637

OTHER LIABILITIES:
Long-term debt, less current maturities	2,343,052	2,594,209
Deferred rent liability	160,280	166,969
Convertible debt, net of discount of $486,615	763,385	–
Deferred revenue, less current portion	114,841	148,553
Deferred tax liabilities	173,008	–
Total Other Liabilities	3,554,566	2,909,731

TOTAL LIABILITIES	7,813,927	9,248,368

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value
Authorized 1,000,000 shares; none issued	–	–
Common Stock, $.001 par value; 25,000,000 shares authorized;
issued and outstanding, respectively, 11,951,035 and 11,720,520
shares in September and 11,794,101 and 11,708,964 shares in June	11,721	11,709
Additional paid-in capital	12,384,295	11,798,443
Accumulated other comprehensive income (loss)	(15,152)	29,167
Accumulated deficit	(505,503)	(982,898)
Total Shareholders' Equity	11,875,361	10,856,421

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 19,689,288	$ 20,104,789

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2008	2007

NET REVENUES	$ 5,752,404	$ 6,430,890

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, shipping and freight	2,652,224	2,959,104
Depreciation and amortization	117,489	147,007
Product warranty	214,168	212,117
Shipping and freight	147,626	167,572
Total cost of goods sold	3,131,507	3,485,800

GROSS PROFIT	2,620,897	2,945,090

OTHER COSTS AND EXPENSES:
Research and development	373,052	497,366
Selling, general and administrative, excluding depreciation and amortization	2,752,907	2,692,046
Depreciation and amortization	93,933	89,395
Litigation settlement	(1,500,000)	–
Total other costs and expenses	1,719,892	3,278,807

INCOME (LOSS) FROM OPERATIONS	901,005	(333,717)

Interest expense	(102,740)	(8,500)
Interest income	48,475	16,490

INCOME (LOSS) BEFORE INCOME TAXES	846,740	(325,727)
Provision (benefit) for income taxes	369,345	(138,569)

NET INCOME (LOSS)	$ 477,395	$ (187,158)

EARNINGS (LOSS) PER SHARE
Basic	$ 0.04	$ (0.02)
Diluted	$ 0.04	$ (0.02)

WEIGHTED AVERAGE SHARES USED TO COMPUTE EARNINGS PER SHARE
Basic	11,716,971	11,470,759
Diluted	11,787,659	11,470,759

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES, JUNE 30, 2008	11,708,964	$ 11,709	$ 11,798,443	$ (982,898)	$ 29,167	$ 10,856,421

Components of comprehensive income/loss:
Net income	–	–	–	477,395	–	477,395
Cumulative translation adjustment	–	–	–	–	(44,319)	(44,319)
Total comprehensive income	–	–	–	–	–	433,076
Fair value of warrants and beneficial conversion discount on convertible note	–	–	422,660	–	–	422,660
Vested restricted stock units	11,556	12	(12)	–	–	–
Stock-based compensation expense	–	–	163,204	–	–	163,204
BALANCES, SEPTEMBER 30, 2008	11,720,520	$ 11,721	$ 12,384,295	$ (505,503)	$ (15,152)	$ 11,875,361

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 477,395	$ (187,158)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	224,905	248,106
Deferred income taxes	369,345	(8,417)
Tax benefits from employee stock options	–	125,058
Provision for inventory obsolescence	29,239	27,384
Provision for bad debts	17,112	350
Stock-based compensation expense	155,411	82,292
Changes in operating assets and liabilities:
Accounts receivable	(44,346)	(957,814)
Inventories	1,754,983	(172,725)
Income taxes	–	(74,163)
Prepaid expenses and other current assets	(38,376)	93,661
Accounts payable	(1,587,317)	151,724
Accrued compensation and benefits	(212,026)	(359,556)
Other accrued expenses and current liabilities	(685,429)	283,720
Deferred rent liability	(6,689)	(16,670)
Deferred revenue	(96,742)	17,467
Net cash provided (used) by operating activities	357,465	(746,741)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(326,281)	(97,753)
Net cash used in investing activities	(326,281)	(97,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank credit line repayments	(251,157)	–
Bank term loan repayments	–	(36,353)
Capital lease obligation repayments	(50,000)	–
Proceeds from issuance of subordinated convertible debt	1,250,000	–
Proceeds from issuance of common stock	–	69,036
Net cash provided by financing activities	948,843	32,683
Effect of exchange rate changes on cash and cash equivalents	(38,435)	–
NET INCREASE (DECREASE) IN CASH	941,592	(811,811)

CASH, BEGINNING OF PERIOD	236,571	1,808,285

CASH, END OF PERIOD	$ 1,178,163	$ 996,474

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 42,278	$ 8,486
Income taxes refunded	$ –	$ (180,152)

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital lease additions	$ 528,488	$ –

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

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

Basis of Presentation.   The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Article 8 of Rule S-X. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 25, 2008. The June 30, 2008 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2009.

As of September 30, 2008, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended June 30, 2008.

Accumulated Other Comprehensive Income. Other comprehensive income represents currency translation adjustments. Assets and liabilities of the Company’s United Kingdom and China subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The functional currency of the Company’s foreign subsidiaries is as follows: Media Sciences UK, Ltd., the British Pound, and Media Sciences (Dongguan) Company Limited, the Chinese Yuan. Foreign currency transaction gains and losses are recorded as a component of selling, general and administrative expense.

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

To Table of Contents

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). In October 2008, the FASB adopted FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s fiscal year beginning July 1, 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the Company’s 2009 fiscal year beginning July 1, 2008. FSP 157-3 reaffirms that for financial assets fair value is an estimated exit price, and provides examples of how to estimate fair values when relevant observable data are not available.  It further clarifies that in disorderly markets, judgment is required when deciding to accept or reject market prices as evidence of fair value.  157-3 is immediately effective, including for prior periods, for which financial statements have not been issued. With regard to the remaining elements of SFAS 157, for which adoption is delayed under FSP 157-2, the Company continues to evaluate the impact adoption may have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for the Company is its fiscal year beginning July 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

To Table of Contents

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

NOTE 2 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		September 30, 2008 (Unaudited)	June 30, 2008
Accounts receivable, net
Accounts receivable, gross		$3,205,903	$3,177,516
Allowance for doubtful accounts		(112,000)	(95,000)
		$3,093,903	$3,082,516
Inventories
Raw materials		$2,876,366	$3,281,742
Finished goods		5,171,795	6,513,609
Less: reserves for obsolescence		(608,151)	(578,912)
		$7,440,010	$9,216,439

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$2,623,026	$2,074,649
Furniture and fixtures	7 years	578,672	578,672
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 years	878,104	878,104
Tooling and molds	3 years	2,794,371	2,780,173
Construction-in-progress		882,070	595,006
		7,786,677	6,937,038
Less: Accumulated depreciation and amortization		4,684,243	4,464,468
		$3,102,434	$2,472,570

Goodwill and other intangible assets, net
Goodwill		$3,965,977	$3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$3,584,231	$3,584,231

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT

Bank Debt

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

	September 30, 2008	June 30, 2008
(Unaudited)
Short-term capital lease obligation	$ 478,488	$ –

Bank term notes	$ 1,500,000	$ 1,500,000
Bank line of credit	843,052	1,094,209
Less: current maturities	–	–
Long-term debt	$ 2,343,052	$ 2,594,209
Total bank debt	$ 2,821,540	$ 2,594,209

Prior to February 12, 2008, the Company had a revolving line of credit facility which provided for maximum borrowings of $3,000,000. This line was replaced on February 12, 2008, when the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit for up to $8,000,000. As amended, the advance limit under the line of credit is the lesser of: (a) $8,000,000; or (b) up to 80% of eligible accounts receivable plus up to the lesser of: (i) $3,000,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line. At September 30, 2008, the Company had approximately $1,439,000 of undrawn availability under its credit line.

The line of credit is collateralized by a first priority security interest in substantially all of the Company’s U.S. based assets. Proceeds were drawn down under this line to repay all revolving and term debt extended by the Company’s former bank. On May 14, 2008 the Company entered into an amendment to the loan agreement that amended the range of interest rates applicable to the Company’s borrowings. As amended, under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus 1%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. Both the term note and the line of credit bear interest at the bank’s Prime Rate plus 1% (6% at September 30, 2008) and require payments of interest only through the facility’s three year term. No principal payments are required under the term note or line of credit until the facility matures on February 11, 2011; subject to renewal or extension by the parties.

The applicable interest rate on the revolving loan and term loans extended under the agreement varies based upon certain financial criteria. The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, the Company entered into a three-year term note with the bank in the amount of $1,500,000.

Our current and former credit facilities are/were subject to financial covenants. Our current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements. At June 30, 2008, the Company was not in compliance with the financial covenants, which were waived by the Company’s bank via an amendment dated September 22, 2008. As a result of a cross default and collateralization provision associated with its former debt facility, the Company agreed to refinance certain operating leases held by an affiliate of the former bank. Under terms of a separate waiver and amendment with this leasing affiliate, the Company received an extension of time to refinance or payoff the lease obligation until March 31, 2009. At September 30, 2008, the remaining obligation under the agreement was approximately $478,000. Under the terms of this amendment, the Company agreed to make six lease payments of $50,000 per month between October 2008 and March 2009 and refinance or otherwise payoff any remaining balance on or before March 31, 2009. Upon full satisfaction of this obligation we will obtain title to the leased equipment. Based on the amended lease terms, which include an agreed upon interest charge of prime plus 2.5% per annum, the remaining balance at March 31, 2009 will be approximately $245,000. This obligation may be refinanced or otherwise prepaid at anytime without penalty. We were in compliance with all of our financial covenants as of September 30, 2008.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT (CONTINUED)

Convertible Debt

On September 24, 2008, the Company completed a $1,250,000 convertible debt financing with MicroCapital Fund, LP and MicroCapital Fund, Ltd. (“MicroCapital”). The Company issued three year notes, bearing interest at 10% payable quarterly and convertible into shares of the Company’s common stock at $1.65 per share. The Company also issued (a) five year warrants to purchase 378,787 shares of the Company’s common stock at $1.65 per share, and (b) three year warrants allowing MicroCapital to repeat its investment up to $1,250,000 on substantially the same terms and conditions. The Company is using the proceeds to fund the capital expenditure and working capital requirements associated with its China based manufacturing operations.

The Company may call the three year warrants, subject to MicroCapital’s preemptive right to exercise, at a redemption price of $0.001 per share. The three year warrants may only be called after the earlier of 90 days after the registration statement is effective or June 24, 2009 if the closing sale price of the Company’s common stock equals or exceeds $1.83 per share for at least 24 trading days within a 30 trading day period; this threshold price increases by $0.02 per share starting with the end of the following calendar month. MicroCapital has agreed to limit the number of shares that may be acquired upon the exercise of warrants by them to 4.999% of the Company’s outstanding shares of common stock, which may be waived by MicroCapital upon 60 days notice. MicroCapital has also agreed to limit the number of shares that may be acquired upon the exercise the warrants to 9.999% of the Company’s outstanding shares of common stock; this limit may not be waived. The Company agreed that within sixty days from the date of issuance of the note and warrants that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrants. On November 7, 2008, the Company fulfilled this commitment with the filing of an S-3 registration statement covering the shares potentially issuable as a result of the transaction.

The transaction was recorded in accordance with EITF 00-27 “Application of Issue #98-5 to Certain Convertible Instruments” and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", on a relative fair value basis. The $486,615 fair value of the warrants and the debt’s beneficial conversion feature was recorded to equity and as a debt discount to the value of the convertible note. This discount will be amortized using the effective interest method over the three year term of the convertible note. Amortization of debt discounts on this convertible note payable amounted to $0 for the three months ended September 30, 2008. The remaining unamortized discount was $486,615 at September 30, 2008. In connection with this transaction we also recognized a $63,955 increase in our deferred tax liabilities reflecting the non-deductible nature of future debt discount amortization that will result from the value of the beneficial conversion feature. The elements of the debt discount and corresponding value recorded to additional paid-in capital were as follow:

Transaction Element	Value
Warrants issued	$ 327,524
Beneficial conversion feature of convertible debt issued	159,091
Debt discount	$ 486,615
Less: deferred tax liability resulting from beneficial conversion feature	(63,955)
Value recorded to additional paid-in capital	$ 422,660

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options, restricted stock units and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted earnings (loss) per share:

	Three Months Ended September 30,
	2008	2007
Numerator for basic and diluted:
Net income (loss)	$ 477,395	$ (187,158)

Denominator :
For basic earnings (loss) per common share – weighted average shares outstanding	11,716,971	11,470,759
Effect of dilutive securities - stock options, restricted stock units and warrants	70,688	–
For diluted earnings (loss) per common share – weighted average shares outstanding adjusted for assumed exercises	11,787,659	11,470,759

Basic earnings (loss) per share	$ 0.04	$ (0.02)

Diluted earnings (loss) per share	$ 0.04	$ (0.02)

The following options and warrants to purchase common stock were excluded from the computation of diluted earnings (loss) per share for the three months ended September 30, 2008 and 2007 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for those periods:

	Three Months Ended September 30,
	2008	2007
Anti-dilutive options and warrants	1,093,291	202,124

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Stock-based compensation expense by type of award:
Employee stock options	$ 78,712	$ 30,615
Non-employee director stock options	54,561	–
Non-employee restricted stock units	7,350	–
Employee restricted stock units	79,332	53,840
Forfeiture rate adjustment	(56,751)	–
Amounts capitalized as inventory	(7,793)	(2,163)
Total stock-based compensation expense	$ 155,411	$ 82,292
Tax effect of stock-based compensation recognized	(84,434)	(29,320)
Net effect on net income / loss	$ 70,977	$ 52,972

Excess tax benefit effect on:
Cash flows from operations	$ 0.00	$ 0.00
Cash flows from financing activities	$ 0.00	$ 0.00
Effect on earnings per share:
Basic	$ 0.01	$ 0.00
Diluted	$ 0.01	$ 0.00

During the three months ended September 30, 2008, the Company granted 435,047 stock options with an estimated total grant-date fair value of $271,182 after estimated forfeitures. During the three months ended September 30, 2008, the Company granted 156,934 shares of restricted stock with a grant date fair value of $240,863 after estimated forfeitures.

During the quarter ended September 30, 2008, the Company reviewed its forfeiture rate experience associated with historic stock-based compensation grants. In doing so, it was determined that an increase in its forfeiture rate estimates were appropriate. In connection with this revision in estimate, the Company recognized a non-recurring cumulative effect pretax benefit in the amount of $56,751during the quarter ended September 30, 2008.

As of September 30, 2008, the unrecorded deferred stock-based compensation balance was $1,003,483 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 2.1 years.

To Table of Contents

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

	Three Months Ended September 30,
	2008	2007

Risk-free interest rate	2.8%	4.5%
Dividend yield	0.0%	0.0%
Expected stock price volatility	58%	55%
Average expected life of options	3.2 years	4.5 years

SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using a blend of the Company’s historic volatility and that of a peer group of technology-based manufacturing companies with similar attributes, including market capitalization, annual revenues, and debt leverage. The Company places limited reliance on the historic volatility of its common stock given the substantial reorganization of the Company in 2005. In 2005, the Company discontinued the electronic pre-press sales and service operations of its Cadapult Graphic Systems subsidiary.  Historically, these discontinued operations represented a significant portion of the Company’s operations. These discontinued operations were also materially different, in many respects, from the Company’s present technology-based manufacturing business. For these reasons, the Company determined that historic peer group volatility was more reflective of market conditions and a better indicator of expected volatility than its own historic volatility for years prior to 2005.

The Company uses the simplified method suggested by the SEC in SAB 107 for determining the expected life of the options. Under this method, the Company calculates the expected term of an option grant by averaging its vesting and contractual term. Based on studies of the Company’s historic actual option terms, compared with expected terms predicted by the simplified method, the Company has concluded that the simplified method yields materially accurate expected term estimates. The Company estimates its applicable risk-free rate based upon the yield of U.S. Treasury securities having maturities similar to the estimated term of an option grant, adjusted to reflect it’s continuously compounded “zero-coupon” equivalent.

To Table of Contents

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

Under the Company’s 1998 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments. As of September 30, 2008, there are no common shares remaining available for future issuance under the 1998 Plan. The 1998 Plan expired on June 17, 2008. Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of September 30, 2008, 257,413 common shares remain available for future issuance under the 2006 Plan.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2008	899,894	$3.86
Three months ended September 30, 2008:
Options granted	435,047	2.03
Options exercised	–	–
Options cancelled/expired/forfeited	(91,247)	2.94
Balance outstanding at September 30, 2008	1,243,694	$3.29

The options outstanding and exercisable at September 30, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.43 to $0.85	29,200	4.5	$ .59	29,200	$ .59
$1.00 to $2.00	581,800	4.9	1.95	146,753	1.73
$2.01 to $6.33	632,694	6.1	4.64	287,424	4.36
	1,243,694	5.5	$3.29	463,377	$3.29

The total number of in-the-money options exercisable as of September 30, 2008 was 101,051. At September 30, 2008, the aggregate intrinsic value of options outstanding and exercisable was $38,483. No options were exercised during the three months ended September 30, 2008.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended September 30, 2008 was $0.84.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the three months ended September 30, 2008, the Company’s Board of Directors approved the grant of 156,934 shares of restricted stock units to employees. These restricted stock units vest over two years from the grant date. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The total grant date fair value of the restricted stock units granted during the three months ended September, 2008 was $240,863 after estimated forfeitures. Stock-based compensation cost for restricted stock units for the three months ended September 30, 2008 was $56,430, net of adjustment for the change in estimate associated with forfeiture rates.

As of September 30, 2008, there was $335,673 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 1.8 years.

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2008	85,137	$ 423,538	$ 4.97

Three months ended September 30, 2008:
Restricted stock units granted	147,556	295,112	2.00
Restricted stock units vested	(2,178)	(10,000)	4.59
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at September 30, 2008	230,515	$ 708,650	$ 3.07

To Table of Contents

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

Changes in accrued product warranty costs for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,
	2008	2007
Accrued product warranty costs at the beginning of the period	$ 198,666	$ 192,707

Warranties accrued during the period	221,065	212,117
Warranties settled during the period	(214,168)	(202,412)
Net change in accrued warranty costs	6,897	9,705

Accrued product warranty costs at the end of the period	$ 205,563	$ 202,412

NOTE 7 – RESEARCH AND DEVELOPMENT

Research and product development costs, which consist of salary and related benefits costs of the Company’s technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For the three months ended September 30, 2008 and 2007, the Company’s research and product development costs were $373,052 and $497,366, respectively.

NOTE 8 – ADVERTISING EXPENSES

Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at September 30, 2008 and 2007 totaled $13,795 and $0, respectively. Advertising expense for the three months ended September 30, 2008 and 2007 amounted to $211,647 and $191,228, respectively.

To Table of Contents

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

In May 2005, the Company filed suit in New Jersey state court against its former insurance broker for insurance malpractice. This litigation was settled in August 2008. Under the settlement, Media Sciences received proceeds of $1,500,000. Proceeds of this settlement are recognized in the Company’s results of operations. The settlement is recorded as a reduction to operating expense during the quarter ended September 30, 2008. The settlement received represents a recovery of legal fees incurred to pursue the action and a partial recovery of product warranty expense the Company incurred during its fiscal 2002 year.

Other than the above, as at September 30, 2008, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

To Table of Contents

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 6, “Factors Affecting Results Including Risks and Uncertainties” included in our Form 10-K for the year ended June 30, 2008, filed September 25, 2008.  You should carefully review these risks and also review the risks described in other documents we file from time to time with the SEC.  You are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-K for the year ended June 30, 2008, filed September 25, 2008.

EXECUTIVE SUMMARY

Media Sciences International, Inc. is the leading independent manufacturer of color toner cartridges and solid ink sticks for business color printers. Our products are distributed through an international network of dealers and distributors.

As a management team, we are pleased with the success realized, on multiple fronts, during the quarter to significantly improve both our financial position and the results of our operations. These improvements were driven by initiatives across the organization that came to fruition during the quarter. These include: (1) settlement of litigation and our receipt of proceeds totaling $1,500,000; (2) completion of a $1,250,000 convertible debt financing to fund the capital expenditures and working capital requirements associated with our China based manufacturing operations; (3) implementation of a cost reduction plan; and (4) implementation of an inventory management initiative. Each is described in more detail below:

To Table of Contents

Litigation Settlement. On August 6, 2008, we signed an agreement to settle litigation with our former insurance broker. Under the terms of the agreement, we received a one-time payment on that date of $1,500,000. The settlement is recorded as a reduction to operating expense during the quarter ended September 30, 2008. The settlement received represents a recovery of legal fees incurred to pursue the action and a partial recovery of product warranty expense the Company incurred during its fiscal 2002 year.

Convertible Debt Financing. On September 24, 2008, we completed a $1,250,000 convertible debt financing with MicroCapital Fund, LP and MicroCapital Fund, Ltd. (“MicroCapital”). We issued three year notes, bearing interest at 10% payable quarterly and convertible into shares of our common stock at $1.65 per share. We also issued (a) five year warrants to purchase 387,787 shares of our common stock at $1.65 per share, and (b) three year warrants allowing MicroCapital to repeat its investment up to $1,250,000 on substantially the same terms and conditions. The three year warrants may be called by us if certain criteria are met. We intend to use the proceeds to fund the capital expenditure and working capital requirements associated with our China based manufacturing operations.

Cost Reduction Plan. With the objective of getting our operating costs in-line with our present level of revenue generation, in July 2008, we implemented a reduction in force and initiated a cost reduction plan to realize additional operating cost savings. Collectively, we expect these efforts to help us realize a run-rate improvement in our annual pretax operating results of about $1,600,000 and cash flows from operations of about $1,900,000. On July 10, 2008, we reduced our employee headcount by about 20%. Concurrent with the reduction in force, we made stock-based compensation awards under a program to retain key employees. Retention grants were in lieu of annual grants typically awarded in October. Stock based compensation grants made under this program are expected to generate about $315,000 of non-cash stock based compensation expense in fiscal 2009. Due to the July commencement of the plan, severance and other costs, we only recognized a partial benefit during the quarter of our cost reduction efforts. For the quarter, our realized cost savings were in-line with our expectations.

Inventory Management Initiative. Our new Chief Operating Officer, Robert Ward, who succeeded Lawrence Anderson when he retired in late July 2008, has developed a multi-faceted plan to better manage our toner-based product inventories and supply chain. The plan, although not dependent upon execution of our plans for China, is expected to produce a more rapid achievement of the inventory level reduction we seek as a result of our plant in China becoming operational. The plan integrates detailed SKU level sales forecasting, which was recently implemented, with statistical modeling that accounts for demand variability based on historic order volatility. Other elements of the plan include a reduction in minimum order quantities through our providing vendors with rolling forecasts of our production needs and the adoption of quality assurance and control processes at the vendor or closer to the production. Preliminary modeling suggested that the plan could yield a $2,000,000 reduction in inventories over fiscal 2009. During the three month ended September 30, 2008, through the initiative, we had accomplished a $1,776,000 or a 19% reduction in inventories from $9,216,000 at June 30, 2008 to $7,440,000. Based on these quarter end inventory levels, which include raw materials, we have achieved a 51 day or 18% reduction in our days in inventory from 292 days at June 30, 2008 to 241 days at September 30, 2008.

Analysis of First Quarter 2009 Results of Operation

Including the above events, the following items significantly impacted our reported results of operations for the three months ended September 30, 2008. Collectively, these items benefitted our reported pretax income by $762,000, net income by about $480,000 and earnings per share by about $0.04, fully diluted. Pro forma, excluding the net benefit of these items, we would have reported a nominal net loss for the quarter.

•

Litigation Settlement – Described above and in Note 9 to the condensed consolidated financial statements. $1,500,000 reduction of operating expense and improvement to income from operations (about $900,000 after tax or about $0.08 per share).

•

Litigation Costs – During the quarter, litigation costs totaled $184,000 of expense (about $110,000 after tax or about $0.01 per share) as compared with $241,000 (about $139,000 after tax or about $0.01 per share) for the year ago quarter ended September 30, 2007. About $63,000 of this expense was associated with activities related to the settlement of litigation with our former insurance broker. The remainder was associated with our defense of a patent infringement suit filed against us by Xerox and our prosecution of antitrust claims against Xerox.

To Table of Contents

•

Business Formation and Start-up Costs – During the quarter, formation and start-up costs associated with our manufacturing operations in China totaled $299,000 (about $179,000 after tax or about $0.02 per share) as compared with $155,000 (about $89,000 after tax or about $0.01 per share) for the year ago quarter ended September 30, 2007.

•

Stock-Based Compensation – During the quarter ended September 30, 2008, we reviewed our forfeiture rate experience associated with historic stock-based compensation grants. In doing so, we determined that an increase to our forfeiture rate assumptions was appropriate. In connection with this revision in estimate, we recognized a non-recurring cumulative effect benefit during the quarter ended September 30, 2008 in the amount of $57,000 (about $39,000 after tax or about $0.00 per share). Including the effects of this non-recurring benefit, non-cash stock-based compensation expense recognized under SFAS No. 123(R) totaled $155,000 (about $71,000 after tax or about $0.01 per share) during the quarter as compared with $82,000 (about $53,000 after tax or about $0.00 per share) for the year ago quarter ended September 30, 2007.

•

Foreign Currency Losses – During the quarter ended September 30, 2008, we recognized $100,000 (about $60,000 after tax or about $0.01 per share) in foreign currency transaction losses as the result of the U.S. dollar strengthening against the euro and the British pound. In the year ago quarter ended September 30, 2007, we had no material foreign exchange gains or losses as the Company did not begin selling in euro and pound denominated transactions until late in its fiscal second quarter ending December 31, 2007.

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

	Fiscal Year 2009		Fiscal Year 2008
	1st		1st	2nd	3rd	4th
	Quarter		Quarter	Quarter	Quarter	Quarter
Net revenues	$5,752		$6,431	$5,685	$6,474	$5,647
Cost of goods sold	$3,132		$3,486	$3,083	$3,409	$3,156
Gross profit	$2,621		$2,945	$2,602	$3,065	$2,491
Gross margin	45.6%		45.8%	45.8%	47.4%	44.1%
Income (loss) from operations (a)	$901	(c)	($333)	($839)	($791)	($1,080)
Operating margin	15.7%		(5.2%)	(14.8%)	(12.2%)	(19.1%)
Net income (loss)(b)	$477	(c)	($187)	($485)	($488)	($664)
Diluted earnings (loss) per share	$0.04		($0.02)	($0.04)	($0.04)	($0.06)

Stock-based compensation included in above results:
(a) Pretax	$163		$82	$137	$110	$145
(b) After-tax	$97		$53	$87	$70	$93
(c) 1st quarter 2009 includes the benefit of the $1,500 litigation settlement (about $900 after tax).

RESULTS OF OPERATIONS

Net Revenues.   Net revenues for the three months ended September 30, 2008 compared to the same period last year, decreased by $678,000 or 11% from $6,431,000 to $5,752,000. For the three months ended September 30, 2008 as compared to the same period in 2007, sales of color toner cartridges and solid inks were essentially unchanged. The year-over-year decline in revenues is primarily attributed to an increased level of customer rebates and a decrease in revenues from our INKlusive program. Also contributing to the decrease was the discontinuance of sales directly to end users by our Cadapult subsidiary and a stronger dollar impacting our Pound Sterling denominated revenues. The decline in the volume of INKlusive revenue reflects the general trend toward lower printer prices which inherently decreases the value of the “free printer” incentive that is core to the INKlusive program.

To Table of Contents

In May 2008, we launched and began shipping toner cartridges for use in OKI C5500, C5600, C5700, C5800, C5900, C6100, and C5550MFP business color printers. These and several other new products launched over the past year were well received by the market. As a result, we ended the quarter with $463,000 of products on backorder, representing a $263,000 increase in backorders over the prior quarter ended June 30, 2008. Since we do not recognize revenues until orders are filled and shipped, revenues associated with these primarily new products were not recognized in the quarter ended September 30, 2008. For the comparative period, we had $374,000 of products on backorder at September 30, 2007.

Gross Profit.   The consolidated gross profit for the three months ended September 30, 2008 compared to the same period last year, decreased by $324,000 or 11% to $2,621,000 from $2,945,000. For the three months ended September 30, 2008 and 2007, our gross margins were stable at 46% of net revenues.

For the three months ended September 30, 2008, as versus the comparative year ago period, our sales mix between ink and toner was very similar. The margin impact of the year-over-year increase in customer rebates was almost fully offset by a year-over-year reductions in our product costs, particularly inbound freight costs. In the year ago period, we noted that the cost of expediting toner-based product through our Asian supply chain accounted for about $221,000 of additional costs of goods sold in our quarter ended September 30, 2007, which adversely impacted our margins by about 300 basis points.

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

We currently expect our China based manufacturing operations to begin commercial production sometime during our fiscal third quarter ending March 31, 2009. In its second phase, we expect these operations will provide us with the potential to improve our toner-based product margins by an additional 700 to 1,100 basis points. We anticipate achieving these economies, on a gradual and progressive basis, late in our Fiscal 2010.

Research and Development.   Research and development spending for the three months ended September 30, 2008 compared to the same period last year, decreased by $124,000 or 25% to $373,000 from $497,000. As compared with the prior quarter, our research and development spending for the three months ended June 30, 2008 decreased by $51,000, or 12% to $373,000 from $424,000.

The quarter-over-quarter and year-over-year decrease in our research and development costs was the result of our cost reduction efforts. Looking forward, we expect our research and development spending to represent a similar to slightly declining proportion of our net revenues.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended September 30, 2008 compared to the same period last year, increase by $61,000 or 2% to $2,753,000 from $2,692,000.

The increase in selling, general and administrative expense was primarily driven by greater year-over-year business formation and start-up costs associated with our China manufacturing operations and losses recognized from foreign currency transactions. These cost increases were partially offset by lower year-over-year costs of litigation and the results of our cost reduction efforts. During the quarter, formation and start-up costs associated with our manufacturing operations in China totaled $299,000 as compared with $155,000 for the year ago quarter ended September 30, 2007. For the quarter, we recognized $100,000 in foreign currency transaction losses as the result of the U.S. dollar strengthening against the euro and the British pound. In the year ago quarter ended September 30, 2007, we had no material foreign exchange gains or losses as the Company did not begin selling in euro and pound denominated transactions until late in its fiscal second quarter ending December 31, 2007. For the three months ended September 30, 2008, litigation costs totaled $184,000, down $57,000 or 24% from the $241,000 incurred in the comparative year ago period.

To Table of Contents

Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended September 30, 2008 includes about $163,000 of non-cash stock-based compensation expense. This compares with about $82,000 of stock-based compensation expense in the comparative year ago quarter ended September 30, 2007. Most of the apparent increase in the three month year-over-year comparison is attributed to the immediate vesting of Director stock options in the Company’s fiscal second quarter ended December 31, 2006. As a result, no stock-based compensation expense was recognized for Directors in the three months ended September 30, 2007.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended September 30, 2008 compared to the same period last year, increased by $4,500 or 5% to $94,000 from $89,000. The nominal increase in non-manufacturing depreciation and amortization expense reflects asset additions made over the year.

Interest Income (Expense), net.   For the three months ended September 30, 2008, we had net interest expense of $54,000. This compares with net interest income of $8,000 for the prior year’s three months ended September 30, 2007. These changes were the result of lower year-over-year average cash balances maintained by the Company and its increased level of debt.

Income Taxes.   For the three months ended September 30, 2008, we recorded income tax expense of $369,000. This compares with an income tax benefit of $139,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008 and 2007, our effective tax rates were 43.6% and 42.5%, respectively. Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities.

Net Income (Loss).   For the three months ended September 30, 2008, we generated net income of $477,000 ($0.04 per share basic and diluted). This compares with a net loss of $187,000 ($0.02 per share basic and diluted) generated in the prior year for the three months ended September 30, 2007. Excluding the benefit of the non-recurring litigation settlement we recognized during the quarter, we would have generated a net loss of about $390,000 on a pro forma basis.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Note 1 to the audited financial statements included in our Form 10-K for the year ended June 30, 2008 filed September 25, 2008. There were no material changes to these policies during the quarter ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2008, our cash and equivalents increased by $942,000 to $1,178,000. $357,000 of this increase was provided by operating activities; $949,000 was provided by financing activities, primarily proceeds from issuance of convertible debt; and $326,000 of cash was used in investing activities. Cash used in investing activities included the purchase of equipment, tooling and leasehold improvements in the amount of $326,000, representing an increase of $228,000 from the comparable spend of $98,000 for the three months ended September 30, 2007.

To Table of Contents

We generated $357,000 of cash flow from operating activities for the three months ended September 30, 2008 as compared with a $747,000 use of funds for the three months ended September 30, 2007. The $357,000 of cash generated by operating activities for the three months ended September 30, 2008 resulted from $477,000 of net income from operations, which included $1,500,000 received on settlement of litigation, non-cash charges totaling $796,000, and $916,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the decrease in cash associated with our non-cash working capital was a $2,485,000 net reduction in our trade and other accrued obligations. These uses of cash were partially offset by a $1,755,000 of cash generated from a decrease in our inventories as a result of our inventory management initiative.

During the three months ended September 30, 2008, our inventory levels decreased by $1,776,000, inclusive of changes in reserves, or about 19% to $7,440,000 from $9,216,000. The decrease in raw materials and finished goods inventories was driven by our inventory management initiative. The plan integrates detailed SKU level sales forecasting, which was recently implemented, with statistical modeling that accounts for demand variability based on historic order volatility. Other elements of the plan include a reduction in minimum order quantities through our providing vendors with rolling forecasts of our production needs and the adoption of quality assurance and control processes at the vendor or closer to the production. Based on these quarter end inventory levels, which include raw materials, we have achieved a 51 day or 18% reduction in out days in inventory from 292 days at June 30, 2008 to 241 days at September 30, 2008.

We enjoyed a significant decrease in our inventories during the quarter ended September 30, 2008; however we do not anticipate continued significant declines in our inventories over the coming quarters. While our inventory management program is expected to yield additional reductions in our inventories, the introduction of new products and the level of sales activity during any given period may impact our inventory levels.

As we execute our toner-based manufacturing plan in China, we expect to meaningfully reduce both our replenishment lead times and our minimum order quantities. Accordingly, until we have our China-based manufacturing operation in production, we will continue to bear some volatility in our working capital demands resulting from our present long supply-chain lead times and large minimum order quantities. Based on the present status of our business formation in China, we currently anticipate commencing commercial production in our fiscal third quarter ending March 31, 2009.

Our INKlusive program generates operating cash flow in advance of the income statement recognition associated with printer consumables being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement. This advanced funding of the INKlusive contract consideration by a third-party leasing company results in up-front cash receipts and corresponding deferred revenue obligations. As of September 30, 2008, deferred revenue associated with the program totaled $571,000, a decrease of $97,000 from the $668,000 at June 30, 2008. The operating cash flow effect of this decrease in a current liability was a corresponding decrease in cash flow generated by operations. The ability of the INKlusive program to generate positive cash flow through increases in deferred revenue is a function of customer acceptance of future programs and the structure of the financing of those programs.

On September 24, 2008, we completed a $1,250,000 convertible debt financing with MicroCapital Fund, LP and MicroCapital Fund, Ltd. (“MicroCapital”). We issued three year notes, bearing interest at 10% payable quarterly and convertible into shares of our common stock at $1.65 per share. We also issued (a) five year warrants allowing MicroCapital to purchase 387,787 shares of our common stock at $1.65 per share, and (b) three year warrants allowing MicroCapital to repeat its investment up to $1,250,000 on substantially the same terms and conditions. The three year warrants may be called by us if certain criteria are met. We intend to use the proceeds to fund the capital expenditure and working capital requirements associated with our China based manufacturing operations.

To Table of Contents

On February 12, 2008, the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit for up to $8,000,000. As amended, the advance limit under the line of credit is the lesser of: (a) $8,000,000; or (b) up to 80% of eligible accounts receivable plus up to the lesser of: (i) $3,000,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line. The line of credit is collateralized by a first priority security interest in substantially all of our U.S. based assets. On May 14, 2008, we entered into an amendment to the loan agreement that amended the range of interest rates applicable to our borrowings. As amended, under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus 1%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. Both the term note and the line of credit bear interest at the bank’s Prime Rate plus 1% (6.0% at September 30, 2008) and require payments of interest only through the facility’s three year term. No principal payments are required under the term note or line of credit until the facility matures on February 11, 2011; subject to renewal or extension by the parties.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, we entered into a non-amortizing term note with the bank in the amount of $1,500,000, due February 12, 2011. At September 30, 2008, this note had a principal balance of $1,500,000. As of September 30, 2008, we had an outstanding balance of $843,052 under the revolving line and approximately $1,439,000 of undrawn availability under our credit line. The applicable interest rate on the revolving and term loans extended under the agreement varies based upon certain financial criteria.

We have been subject to financial covenants in our current and former credit facilities. Our current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements. At September 30, 2008, we were in compliance with all of our financial covenants. At June 30, 2008, we were not in compliance with our financial covenants, which were waived by the bank via an amendment dated September 22, 2008. As a result of a cross default and collateralization provision associated with our former debt facility, we agreed to refinance certain operating leases held by an affiliate of our former bank. Under terms of a separate waiver and amendment with this leasing affiliate, we received an extension of time to refinance or payoff the lease obligation until March 31, 2009. At September 30, 2008, the remaining obligation under the agreement was $478,488. Under the terms of this amendment, we agreed to make six lease payments of $50,000 per month between October 2008 and March 2009 and refinance or otherwise payoff any remaining balance on or before March 31, 2009. Upon full satisfaction of this obligation we will obtain title to the leased equipment. Based on the amended lease terms, which include an agreed upon interest charge of prime plus 2.5% per annum, the remaining balance at March 31, 2009 will be approximately $245,000. This obligation may be refinanced or otherwise prepaid at anytime without penalty.

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

To Table of Contents

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates. We do not hedge our foreign currency exposures as the net impact of these exposures has historically been insignificant. We had no forward foreign exchange contracts outstanding as of September 30, 2008. In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

A significant portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, the British Pound, the Japanese yen, and the Chinese yuan. At September 30, 2008, about 72% of our receivables were invoiced and collected in U.S. dollars. Beginning in our fiscal second quarter ended December 31, 2007, we were exposed to currency exchange risk from Euro and British pound-denominated sales. For these transactions we expect to be a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

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

Interest Rate Risk

At September 30, 2008, the Company had about $2,343,000 of debt outstanding under its line of credit. Interest expense under this line of credit is variable, based on its lender’s prime rate. Accordingly, the Company is subject to interest rate risk in the form of greater interest expense in the event of rising interest rates. We estimate that a 10% increase in interest rates, based on the company’s present level of borrowings, would result in the Company incurring about $14,000 pretax ($8,400 after tax) of greater interest expense.

To Table of Contents

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To Table of Contents

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 9 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included in Item 1A “Risk Factors” of our Form 10-K for the year ended June 30, 2008, filed September 25, 2008 and is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

To Table of Contents

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
10.1	Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on September 30, 2008)
10.2	Form of Convertible Note (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on September 30, 2008)
10.3	Form of Series A Warrants (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on September 30, 2008)
10.4	Form of Series B Warrants (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on September 30, 2008)
10.5	Form of Series C Warrants (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on September 30, 2008)
10.6	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on September 30, 2008)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Filed herewith.

To Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2008 Dated: November 13, 2008	MEDIA SCIENCES INTERNATIONAL, INC. By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President By: /s/ Kevan D. Bloomgren Kevan D. Bloomgren Chief Financial Officer