Form 10-Q
period 2008-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2009-02-12
CIK 1024022

To Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of February 11, 2009, we had 11,721,572 shares of common stock outstanding.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

To Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	June 30,
ASSETS	(Unaudited)	2008
CURRENT ASSETS:
Cash and cash equivalents	$ 719,475	$ 236,571
Accounts receivable, net	3,023,675	3,082,516
Inventories	7,196,244	9,216,439
Taxes receivable	70,282	70,282
Deferred tax assets	772,288	772,288
Prepaid expenses and other current assets	304,883	285,241
Total Current Assets	12,086,847	13,663,337

PROPERTY AND EQUIPMENT, NET	3,127,431	2,472,570

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Deferred tax assets	222,564	260,292
Other assets	130,427	124,359
Total Other Assets	3,937,222	3,968,882

TOTAL ASSETS	$ 19,151,500	$ 20,104,789

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,478,924	$ 3,046,563
Accrued compensation and benefits	429,620	731,744
Other accrued expenses and current liabilities	889,543	1,829,919
Short-term capital lease obligation	328,488	–
Income taxes payable	8,446	12,606
Accrued product warranty costs	187,234	198,666
Deferred revenue	381,116	519,139
Total Current Liabilities	3,703,371	6,338,637

OTHER LIABILITIES:
Long-term debt	2,878,683	2,594,209
Deferred rent liability	143,700	166,969
Convertible debt, net of discount of $460,404 in December	789,596	–
Deferred revenue, less current portion	81,656	148,553
Total Other Liabilities	3,893,635	2,909,731

TOTAL LIABILITIES	7,597,006	9,248,368

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value
Authorized 1,000,000 shares; none issued	–	–
Common Stock, $.001 par value; 25,000,000 shares authorized;
issued and outstanding, respectively, 12,107,799 and 11,721,572
shares in December and 11,794,101 and 11,708,964 shares in June	11,722	11,709
Additional paid-in capital	12,589,289	11,798,443
Accumulated other comprehensive income (loss)	(24,278)	29,167
Accumulated deficit	(1,022,239)	(982,898)
Total Shareholders' Equity	11,554,494	10,856,421

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 19,151,500	$ 20,104,789

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

NET REVENUES	$ 5,156,705	$ 5,685,477	$ 10,909,110	$ 12,116,367

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, shipping and freight	2,551,580	2,567,505	5,203,804	5,526,609
Depreciation and amortization	139,627	153,293	257,116	300,300
Product warranty	227,330	199,234	441,499	411,351
Shipping and freight	116,141	163,136	263,766	330,708
Total cost of goods sold	3,034,678	3,083,168	6,166,185	6,568,968

GROSS PROFIT	2,122,027	2,602,309	4,742,925	5,547,399

OTHER COSTS AND EXPENSES:
Research and development	348,194	468,914	721,246	966,280
Selling, general and administrative, excluding depreciation and amortization	2,495,540	2,876,776	5,248,447	5,568,822
Depreciation and amortization	92,467	95,160	186,400	184,555
Litigation settlement	–	–	(1,500,000)	–
Total other costs and expenses	2,936,201	3,440,850	4,656,093	6,719,657

INCOME (LOSS) FROM OPERATIONS	(814,174)	(838,541)	86,832	(1,172,258)

Interest expense	(125,159)	(7,637)	(227,899)	(16,137)
Interest income	53,235	8,689	101,710	25,179
Amortization of debt discount on convertible debt	(26,211)	–	(26,211)	–

LOSS BEFORE INCOME TAXES	(912,309)	(837,489)	(65,568)	(1,163,216)
Benefit for income taxes	395,572	352,330	26,227	490,899

NET LOSS	$ (516,737)	$ (485,159)	$ (39,341)	$ (672,318)

LOSS PER SHARE
Basic and diluted	$ (0.04)	$ (0.04)	$ (0.00)	$ (0.06)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic and diluted	11,721,467	11,576,357	11,719,283	11,523,930

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

SIX MONTHS ENDED DECEMBER 31, 2008

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES, JUNE 30, 2008	11,708,964	$ 11,709	$ 11,798,443	$ (982,898)	$ 29,167	$ 10,856,421

Components of comprehensive loss:
Net loss	–	–	–	(39,341)	–	(39,341)
Cumulative translation adjustment	–	–	–	–	(53,445)	(53,445)
Total comprehensive loss	–	–	–	–	–	(92,786)
Fair value of warrants and beneficial conversion discount on convertible note	–	–	422,660	–	–	422,660
Vested restricted stock units	12,608	13	(13)	–	–	–
Stock-based compensation expense	–	–	368,199	–	–	368,199
BALANCES, DECEMBER 31, 2008	11,721,572	$ 11,722	$ 12,589,289	$ (1,022,239)	$ (24,278)	$ 11,554,494

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (39,341)	$ (672,318)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	471,108	508,275
Deferred income taxes	(26,227)	(490,899)
Tax benefits from employee stock options	–	125,058
Provision for inventory obsolescence	67,610	8,481
Provision for (recovery of ) bad debts	17,112	(4,134)
Stock-based compensation expense	363,416	221,337
Amortization of debt discount on convertible debt	26,211	–
Changes in operating assets and liabilities:
Accounts receivable	77,174	(326,512)
Inventories	1,957,369	(1,693,128)
Income taxes	(4,160)	88,916
Prepaid expenses and other current assets	(25,863)	(87,042)
Accounts payable	(1,625,183)	798,332
Accrued compensation and benefits	(302,124)	(165,702)
Other accrued expenses and current liabilities	(921,668)	836,080
Deferred rent liability	(23,268)	(33,460)
Deferred revenue	(204,920)	(75,913)
Net cash used by operating activities	(192,754)	(962,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(597,482)	(246,417)
Net cash used in investing activities	(597,482)	(246,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank credit line net proceeds	284,474	155,220
Bank term loan repayments	–	(72,971)
Capital lease obligation repayments	(200,000)	–
Proceeds from issuance of subordinated convertible debt	1,250,000	–
Proceeds from issuance of common stock	–	243,518
Net cash provided by financing activities	1,334,474	325,767
Effect of exchange rate changes on cash and cash equivalents	(61,334)	–
NET INCREASE (DECREASE) IN CASH	482,904	(883,279)

CASH, BEGINNING OF PERIOD	236,571	1,808,285

CASH, END OF PERIOD	$ 719,475	$ 925,006

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 111,447	$ 16,191
Income taxes paid (refunded)	$ 6,240	$ (213,974)

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital lease additions	$ 528,488	$ –

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

The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2009.

As of December 31, 2008, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended June 30, 2008.

Accumulated Other Comprehensive Income (loss).   Other comprehensive income (loss) represents currency translation adjustments. Assets and liabilities of the Company’s United Kingdom and China subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The functional currency of the Company’s foreign subsidiaries is as follows: Media Sciences UK, Ltd., the British Pound, and Media Sciences (Dongguan) Company Limited, the Chinese Yuan. Foreign currency transaction gains and losses are recorded as a component of selling, general and administrative expense.

Reclassifications.   Certain prior period balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

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

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Liquidity.   Over the next twelve months, the Company’s operations may require additional funds and it may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means. No assurance can be provided that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet the Company’s business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company’s common stock. If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict the Company’s ability to operate its business. An inability to fund its operations or fulfill outstanding obligations could have a material adverse effect on the Company’s business, financial condition and results of operations.

Income Taxes.   The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences. The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not. This determination is based on projected taxable income and tax planning strategies. Otherwise, a valuation allowance is applied. To the extent that the Company’s deferred tax assets require valuation allowances in the future, the recording of such valuation allowances would result in an increase to its tax provision in the period in which the Company determines that such a valuation allowance is required.

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

In April 2008, the FASB adopted FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,”, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FASB Staff Position is effective for intangible assets acquired on or after July 1, 2009. The Company does not believe that the adoption of this standard will have a material effect on its financial condition or results of operations.

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

FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the Company’s fiscal year beginning July 1, 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the Company’s 2009 fiscal year beginning July 1, 2008.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Recent Accounting Pronouncements

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

NOTE 2 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		December 31, 2008 (Unaudited)	June 30, 2008
Accounts receivable, net
Accounts receivable		$3,066,107	$3,177,516
Allowance for doubtful accounts		(42,432)	(95,000)
		$3,023,675	$3,082,516
Inventories
Raw materials		$2,895,144	$3,281,742
Finished goods		4,947,622	6,513,609
Less: reserves for obsolescence		(646,522)	(578,912)
		$7,196,244	$9,216,439

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$2,638,536	$2,074,649
Furniture and fixtures	7 years	578,672	578,672
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 years	878,104	878,104
Tooling and molds	3 years	2,821,146	2,780,173
Construction-in-progress		1,110,917	595,006
		8,057,809	6,937,038
Less: Accumulated depreciation and amortization		4,930,378	4,464,468
		$3,127,431	$2,472,570

Goodwill and other intangible assets, net
Goodwill		$3,965,977	$3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$3,584,231	$3,584,231

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT

Bank Debt

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

	December 31, 2008	June 30, 2008
(Unaudited)
Short-term capital lease obligation	$ 328,488	$ –

Bank term notes	$ 1,500,000	$ 1,500,000
Bank line of credit	1,378,683	1,094,209
Less: current maturities	–	–
Long-term debt	$ 2,878,683	$ 2,594,209
Total bank debt	$ 3,207,171	$ 2,594,209

On February 12, 2008, the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit for up to $8,000,000. As amended, the advance limit under the line of credit is the lesser of: (a) $8,000,000; or (b) up to 80% of eligible accounts receivable plus up to the lesser of: (i) $3,000,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line. At December 31, 2008, the Company had approximately $261,000 of undrawn availability under its credit line.

The line of credit is collateralized by a first priority security interest in substantially all of the Company’s U.S. based assets. Proceeds were drawn down under this line to repay all revolving and term debt extended by the Company’s former bank. On May 14, 2008 the Company entered into an amendment to the loan agreement that amended the range of interest rates applicable to the Company’s borrowings. As amended, under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus 1%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. Both the term note and the line of credit bear interest at the bank’s Prime Rate plus 1% (4.25% at December 31, 2008) and require payments of interest only through the facility’s three year term. No principal payments are required under the term note or line of credit until the facility matures on February 11, 2011; subject to renewal or extension by the parties.

The applicable interest rate on the revolving loan and term loans extended under the agreement varies based upon certain financial criteria. The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, the Company entered into a three-year term note with the bank in the amount of $1,500,000.

The Company’s current and former credit facilities are/were subject to financial covenants. Current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements. At June 30, 2008, the Company was not in compliance with the financial covenants, which were waived by the Company’s bank via an amendment dated September 22, 2008. As a result of a cross default and collateralization provision associated with its former debt facility, the Company agreed to refinance certain operating leases held by an affiliate of the former bank. Under terms of a separate waiver and amendment with this leasing affiliate, the Company received an extension of time to refinance or payoff the lease obligation until March 31, 2009. At December 31, 2008, the remaining obligation under the agreement was $328,488. Under the terms of this amendment, the Company agreed to make six lease payments of $50,000 per month between October 2008 and March 2009 and refinance or otherwise payoff any remaining balance on or before March 31, 2009. Upon full satisfaction of this obligation the Company will obtain title to the leased equipment. Based on the amended lease terms, which include an agreed upon interest charge of prime plus 2.5% per annum, the remaining balance at March 31, 2009 will be approximately $245,000. This obligation may be refinanced or otherwise prepaid at anytime without penalty. The Company was in compliance with all of its financial covenants as of December 31, 2008.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT (CONTINUED)

Convertible Debt

On September 24, 2008, the Company completed a $1,250,000 convertible debt financing with MicroCapital Fund, LP and MicroCapital Fund, Ltd. (“MicroCapital”). The Company issued three year notes, bearing interest at 10% payable quarterly and convertible into shares of the Company’s common stock at $1.65 per share. The Company also issued (a) five year warrants to purchase 378,787 shares of the Company’s common stock at $1.65 per share, and (b) three year warrants allowing MicroCapital to repeat its investment up to $1,250,000 on substantially the same terms and conditions. To date, the proceeds of this financing have been used to fund the capital expenditure and working capital requirements associated with its China based manufacturing operations.

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

The transaction was recorded in accordance with EITF 00-27 “Application of Issue #98-5 to Certain Convertible Instruments” and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", on a relative fair value basis. The $486,615 fair value of the warrants and the debt’s beneficial conversion feature was recorded to equity and as a debt discount to the value of the convertible note. This discount will be amortized using the effective interest method over the three year term of the convertible note. Amortization of debt discount on this convertible note payable amounted to $26,211 for the three months ended December 31, 2008. The remaining unamortized discount was $460,404 at December 31, 2008. In connection with this transaction, the Company also recognized a $63,955 increase in its deferred tax liabilities reflecting the non-deductible nature of future debt discount amortization that will result from the value of the beneficial conversion feature. The elements of the debt discount and corresponding value recorded to additional paid-in capital were as follow:

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

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options, restricted stock units and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Numerator for basic and diluted:
Net loss	$ (516,737)	$ (485,159)	$ (39,341)	$ (672,318)

Denominator :
For basic loss per common share – weighted average shares outstanding	11,721,467	11,576,357	11,719,283	11,523,930
Effect of dilutive securities - stock options, restricted stock units and warrants	–	–	–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	11,721,467	11,576,357	11,719,283	11,523,930

Basic loss per share	$ (0.04)	$ (0.04)	$ (0.00)	$ (0.06)

Diluted loss per share	$ (0.04)	$ (0.04)	$ (0.00)	$ (0.06)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the three and six months ended December 31, 2008 and 2007 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for those periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Anti-dilutive options and warrants	791,605	347,025	786,105	347,025

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three and six months ended December 31, 2008 and 2007 was as follows:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Stock-based compensation expense by type of award:
Employee stock options	$ 83,634	$ 41,313	$ 162,346	$ 71,928
Non-employee director stock options	16,738	38,993	71,299	38,993
Non-employee restricted stock units	7,350	9,670	14,700	19,341
Employee restricted stock units	61,425	47,522	140,756	94,012
Non-employee director restricted stock units	35,848		35,848
Forfeiture rate adjustment	–	–	(56,751)	–
Amounts capitalized as inventory	3,010	(773)	(4,782)	(2,937)
Total stock-based compensation expense	$ 208,005	$ 136,725	$ 363,416	$ 221,337
Tax effect of stock-based compensation recognized	(78,721)	(49,864)	(163,154)	(79,184)
Net effect on net loss	$ 129,284	$ 86,861	$ 200,262	$ 142,153

Excess tax benefit effect on:
Cash flows from operations	$ –	$ –	$ –	$ –
Cash flows from financing activities	$ –	$ –	$ –	$ –
Effect on loss per share:
Basic	$ 0.01	$ 0.01	$ 0.02	$ 0.01
Diluted	$ 0.01	$ 0.01	$ 0.02	$ 0.01

During the three months ended December 31, 2008, the Company did not grant any stock options. During the six months ended December 31, 2008, the Company granted 435,047 stock options with an estimated total grant-date fair value of $271,182 after estimated forfeitures. During the three months ended December 31, 2008, the Company granted 156,764 shares of restricted stock with a grant date fair value of $201,260 after estimated forfeitures. During the six months ended December 31, 2008, the Company granted 313,698 shares of restricted stock with a grant date fair value of $442,123 after estimated forfeitures.

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

As of December 31, 2008, the unrecorded deferred stock-based compensation balance was $999,748 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 1.8 years.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2008 (a)	2007	2008	2007

Risk-free interest rate	–	4.2%	2.8%	4.2%
Dividend yield	–	0.0%	0.0%	0.0%
Expected stock price volatility	–	59%	58%	59%
Average expected life of options	–	4.3 years	3.2 years	4.3 years

(a) No stock options were granted during the three months ended December 31, 2008.

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

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program presently consists of three plans (the “Plans”): the Company's 1998 Incentive Plan, as Amended and Restated (the “1998 Plan”); the Company’s 2006 Stock Incentive Plan, as Amended and Restated (the “2006 Plan”); and the Company’s 2009 Stock Incentive Plan (the “2009 Plan”). Under these Plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards. Under the equity incentive program, stock options generally have a vesting period of three to five years, are exercisable for a period not to exceed ten years from the date of issuance and are not granted at prices less than the fair market value of the Company’s common stock at the grant date.  Restricted stock units may be granted with varying service-based vesting requirements.

Under the Company’s 1998 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments. As of December 31, 2008, there are no common shares remaining available for future issuance under the 1998 Plan. The 1998 Plan expired on June 17, 2008. Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of December 31, 2008, 100,649 common shares remain available for future issuance under the 2006 Plan. Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of December 31, 2008, 1,250,000 common shares remain available for future issuance under the 2009 Plan.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2008	899,894	$3.86
Six months ended December 31, 2008:
Options granted	435,047	2.03
Options exercised	–	–
Options cancelled/expired/forfeited	(177,784)	2.43
Balance outstanding at December 31, 2008	1,157,157	$3.39

The options outstanding and exercisable at December 31, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.43 to $0.85	28,200	4.3	$0.59	28,200	$0.59
$1.00 to $2.00	515,399	4.6	1.99	125,352	1.13
$2.01 to $6.33	613,558	5.8	4.70	380,991	4.08
	1,157,157	5.2	$3.39	534,543	$3.21

At December 31, 2008, none of the Company’s exercisable options were in-the-money. Accordingly, all outstanding and exercisable options at that date had no aggregate intrinsic value. No options were exercised during the three months ended December 31, 2008.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the six months ended December 31, 2008 and 2007 was $0.84 and $2.79 per share, respectively. No stock options were granted during the three months ended December 31, 2008.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the three months ended December 31, 2008, the Company’s Board of Directors approved the grant of 133,335 shares of restricted stock units to non-employee directors and 23,429 shares of restricted stock units to an employee. These restricted stock units vest over one year from the grant date for non-employee directors and over two years from the grant date for the employee. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The total grant date fair value of the restricted stock units granted during the three months ended December 31, 2008 was $201,260 after estimated forfeitures. Stock-based compensation cost for restricted stock units for the six months ended December 31, 2008 was $167,500, net of adjustment for the change in estimate associated with forfeiture rates.

As of December 31, 2008, there was $432,310 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 1.4 years.

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2008	85,137	$ 423,538	$ 4.97

Six months ended December 31, 2008:
Restricted stock units granted	313,698	524,086	1.67
Restricted stock units vested	(12,608)	(35,545)	2.82
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at December 31, 2008	386,227	$ 912,079	$ 2.36

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

Changes in accrued product warranty costs for the three and six months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Accrued product warranty costs at the beginning of the period	$ 205,563	$ 202,412	$ 198,666	$ 192,707

Warranties accrued during the period	227,330	199,234	441,499	411,351
Warranties settled during the period	(245,659)	(197,751)	(452,931)	(400,163)
Net change in accrued warranty costs	(18,329)	1,483	(11,432)	11,188

Accrued product warranty costs at the end of the period	$ 187,234	$ 203,895	$ 187,234	$ 203,895

NOTE 7 – RESEARCH AND DEVELOPMENT

Research and product development costs, which consist of salary and related benefits costs of the Company’s technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For the three and six months ended December 31, 2008, the Company’s research and product development costs were $348,194 and $721,246, respectively. For the three and six months ended December 31, 2007, the Company’s research and product development costs were $468,914 and $966,280, respectively.

NOTE 8 – ADVERTISING EXPENSES

Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at December 31, 2008 and 2007 totaled $15,276 and $79,460, respectively. Advertising expense for the three months ended December 31, 2008 and 2007 amounted to $180,559 and $191,463, respectively. Advertising expense for the six months ended December 31, 2008 and 2007 amount to $392,206 and $382,691, respectively.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LITIGATION AND CONTINGENCIES

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly. The suit seeks unspecified damages and fees. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees. On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company. Pre-trial discovery on the infringement action was completed in September 2007. Pre-trial discovery on the Company’s antitrust action was completed in July 2008. Both actions, which the court has ruled will be tried together, may be heard in the fall or winter of 2009. The loss of all or a part of this lawsuit could have a material adverse affect on our results of operations and financial position. The Company believes that its inks do not infringe any valid U.S. patents and therefore it has meritorious grounds for success in this case. The Company intends to vigorously defend these allegations of infringement. There can be no assurance, however, that the Company will be successful in its defense of this action. Proceeds of this suit, if any, will be recorded in the period when received.

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

Other than the above, as at December 31, 2008, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

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

Media Sciences experienced a disappointing and difficult quarter.  The deepening economic recession and turbulence in the currency markets adversely affected our operating results and financial position. The global recession impacts our business by slowing our expected revenue growth and generating price pressure.  The sudden strong dollar versus the Euro and the British pound impacted our revenue and margins.  Our value proposition is stronger at a time when companies all over the world have an increased motivation to cut costs.  We are seeing some encouraging signs of corporate activity in assessing lower printing procurement options.  At the same time, the quarter saw a contraction across the board in November and December, as the entire distribution supply chain reduced inventory levels.  This contraction does appear to correlate with both the experience of our customers and what we saw from other industry participants, including our vendors and OEM competitors. While we experienced a nominally higher level of gross revenue and product sales volumes, an increased level of customer rebates and the revenue impact resulting from the strong U.S. Dollar, our net revenues for the three months ended December 31, 2008, as compared to the same period last year, decreased by $528,000 or 9% from $5,685,000 to $5,157,000.

To Table of Contents

During the quarter, our reported net revenues, margins and net results were adversely affected by devaluation of the European currencies relative to the U.S. dollar. Versus the average exchange rates prevailing during our fiscal first quarter ended September 30, 2008, the British Pound and the Euro, respectively, declined 22% and 11% during the three months ended December 31, 2008. These significant declines reduced our reported net revenues by about $261,000 during the quarter, on a constant currency basis. The financial impact of this flowed directly through our gross profit, adversely impacting our gross margin by about 280 basis points. Further, the devaluation of the Pound and Euro resulted in the realization of currency exchange losses in the amount of $186,000 for the quarter, in addition to the $100,000 we reported for the prior quarter ended September 30, 2008. These realized currency exchange losses are included in our reported selling, general and administrative expense.

All told, the devaluation of the Pound and Euro adversely impacted our reported operating pretax results by about $447,000 ($268,000 after tax or about $0.02 per share) for the three months and about $547,000 ($328,000 after tax or about $0.03 per share) for the six months ended December 31, 2008. In response to this precipitous decline in currency values, we competitively evaluated and implemented increases to our Pound and Euro denominated prices. These price changes, effective January 1, 2009, are estimated to address about 60% to 70% of the U.S. dollar translated revenue impact of the devaluation experienced during the quarter. In response to our planned increase in European pricing, which was announced in early December, we saw some evidence of forward buying by our affected customers: European net revenues represented 29% of our consolidated net revenues during the quarter, as versus 19% in the preceding quarter (typically a slower seasonal period for European sales), and 22% of European net revenues represented in our prior fiscal year. Overall, we do anticipate that this forward buying will affect our fiscal third quarter European revenues.

We, like many other global companies, must operate in an environment of greater general uncertainty. We certainly believe that in this current recessionary period the theme of heightened emphasis on corporate cost reduction does play well to our strengths as a quality and value alternative to the OEM product. On this theme, we are seeing a greater level of evaluation and proposal activity from corporate accounts. However, to date this activity has not materialized into significant incremental revenue. On the other hand, corporate headcount reductions and a reduced level of economic activity are expected to adversely impact color consumable consumption through fewer pages printed and greater substitution with less expensive monochrome printing.

Additional Cost Reduction Efforts. The further deterioration of the economic climate combined with our results through the quarter prompted us to take further actions to reduce our operating costs. In addition to our cost reduction plan implemented in our fiscal first quarter, we have implemented or are implementing the following additional cost cutting measures:

•

An additional 7% reduction in force, on top of the approximate 20% staff reduction implemented in July. This additional headcount reduction was implemented in early January 2009. These headcount reductions are expected to help us realize an additional annual run-rate improvement in our pretax operating results of about $650,000 and an improvement in our operating cash flows of about $620,000. Severance costs associated with these staff reductions were not material.

•

A company-wide 10% salary, wage and bonus concession until certain profitability measures are achieved over a contiguous six-month period. This temporary measure was announced in early January 2009 and went into effect in late January 2009. This temporary measure is expected to generate about $450,000 in annualized run-rate savings.

•

Our Directors waived their cash compensation effective October 1, 2008 until they determine the present economic uncertainties facing the company have passed. This temporary action is expected to generate about $123,000 in annualized run-rate savings and benefitted the current quarter by about $31,000.

•

Our China manufacturing facility is complete and ready for production.  However, given the economic climate we are evaluating the ongoing and likely increased costs of operating the facility versus the short term benefits, which are expected to be primarily operational in nature.  We are considering a range of options including, but not limited to, deferring commercial production at the facility, conversion of the operation into a joint venture, closure, and monetizing our investment. The process associated with evaluating these options may take a number of months to complete, during which time we are unlikely to start any commercial production at the facility.

•	The Company is also pursuing other cost reduction efforts, including concessions from its landlords and other vendors.

To Table of Contents

These new cost reduction efforts are expected to help us realize additional savings of about $1,200,000 on an annualized run-rate pretax and cash basis. About $600,000 of these new annualized cost savings are from temporary measures which will cease after certain profitability measures are achieved over a contiguous six-month period. These new cost reduction efforts are in addition to the cost reduction plan we implemented in July of 2008. Five months into the July cost reduction plan, we continue to track favorably with our original plan to realize run-rate pretax GAAP cost savings, versus our run rate at the end of our 2008 fiscal year, of about $1,600,000 and about $1,900,000 on a cash flow basis.

Inventory Management Initiative. Our multi-faceted plan to better manage our toner-based product inventories and supply chain was implemented in July 2008. The plan integrates detailed SKU level sales forecasting with statistical modeling that accounts for demand variability based on historic order volatility. Other elements of the plan include a reduction in minimum order quantities through our providing vendors with rolling forecasts of our production needs. Although we achieved in five months our preliminary twelve month goal of $2,000,000 in inventory reductions, we continue to work on reducing our inventory levels further over the remainder of the fiscal year. During the six month ended December 31, 2008, we had achieved a $2,020,000 or a 22% reduction in inventories from $9,216,000 at June 30, 2008 to $7,196,000. Based on these quarter end inventory levels, which include raw materials, we have achieved a 46 day or 16% reduction in our days in inventory from 292 days at June 30, 2008 to 246 days at December 31, 2008.

Analysis of Second Quarter 2009 Results of Operations

The following items significantly impacted our reported results of operations for the three and six months ended December 31, 2008. Collectively, for the three months ended December 31, 2008, these items reduced our reported pretax income by $1,078,000, net income by about $650,000 and earnings per share by about $0.06, fully diluted. for the six months ended December 31, 2008, these items reduced our reported pretax income by $1,816,000, net income by about $1,072,000 and earnings per share by about $0.09, fully diluted.

•

Foreign Currency Devaluation – As described more fully above, significant rapid declines in British Pound and Euro exchange rates during the quarter adversely impacted our reported results as summarized below:

	(a)	Reduced both our reported net revenues and gross profit by about $261,000 and adversely impacting our gross margin by about 280 basis points.
	(b)	Resulted in the realization of currency exchange losses in the amount of $186,000 for the quarter, in addition to the $100,000 we reported for the prior quarter ended September 30, 2008.

All told, the devaluation of the Pound and Euro adversely impacted our reported operating pretax results by about $447,000 ($268,000 after tax or about $0.02 per share) for the three months and about $547,000 ($328,000 after tax or about $0.03 per share) for the six months ended December 31, 2008. In the year ago three and six months ended December 31, 2007, we had no material foreign exchange gains or losses as the Company did not begin to sell in euro or pound denominated transactions until late in its fiscal second quarter ending December 31, 2007.

•

Business Formation and Start-up Costs – For the three and six months ended December 31, 2008, formation and start-up costs associated with our manufacturing operations in China totaled $344,000 (about $206,000 after tax or about $0.02 per share) and $643,000 (about $386,000 after tax or about $0.03 per share), respectively. In the prior fiscal year, formation and start-up costs associated with our manufacturing operations in China totaled $196,000 (about $118,000 after tax or about $0.01 per share) for the three months and $346,000 (about $208,000 after tax or about $0.02 per share) for the six months ended December 31, 2007.

•

Litigation Costs – For the three and six months ended December 31, 2008, litigation costs totaled $79,000 of expense (about $47,000 after tax or about $0.00 per share) and $263,000 (about $158,000 after tax or about $0.01 per share), respectively. In the prior fiscal year, litigation costs totaled $352,000 (about $211,000 after tax or about $0.02 per share) for the three months and $593,000 (about $356,000 after tax or about $0.03 per share) for the six months ended December 31, 2007.

To Table of Contents

•

Stock-Based Compensation – For the three and six months ended December 31, 2008, our non-cash stock-based compensation expense recognized under SFAS No. 123(R) totaled $208,000 (about $129,000 after tax or about $0.01 per share) and $363,000 (about $200,000 after tax or about $0.02 per share), respectively. In the prior fiscal year, non-cash stock-based compensation expense totaled $137,000 (about $87,000 after tax or about $0.00 per share) for the three months and $221,000 (about $142,000 after tax or about $0.01 per share) for the six months ended December 31, 2007.

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

	Fiscal Year 2009		Fiscal Year 2008
	1st	2nd	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net revenues	$5,752	$5,157	$6,431	$5,685	$6,474	$5,647
Cost of goods sold	$3,132	$3,035	$3,486	$3,083	$3,409	$3,156
Gross profit	$2,621	$2,122	$2,945	$2,602	$3,065	$2,491
Gross margin	45.6%	41.2%	45.8%	45.8%	47.4%	44.1%
Income (loss) from operations (a)(c)	$901	($814)	($333)	($839)	($791)	($1,080)
Operating margin	15.7%	(15.8%)	(5.2%)	(14.8%)	(12.2%)	(19.1%)
Net income (loss)(b)(c)	$477	($517)	($187)	($485)	($488)	($664)
Diluted earnings (loss) per share	$0.04	($0.04)	($0.02)	($0.04)	($0.04)	($0.06)

Stock-based compensation included in above results:
(a) Pretax	$163	$205	$82	$137	$110	$145
(b) After-tax	$97	$123	$53	$87	$70	$93
(c) 1st quarter 2009 includes the benefit of the $1,500 litigation settlement (about $900 after tax).

RESULTS OF OPERATIONS

Net Revenues.   For the three months ended December 31, 2008, as compared to the same period last year, we experienced a nominally higher level of gross revenue generation and product sales volumes. However, due to an increased level of customer rebates and the revenue impact resulting from the significant devaluation of the British Pound and the Euro during the quarter (described above in the Executive Summary), our net revenues for the three months ended December 31, 2008 as compared to the same period last year, decreased by $528,000 or 9% from $5,685,000 to $5,157,000. Year-over-year, sales of color toner cartridges increased by about 14% and solid ink product sales decreased by about 15%. For this same period, we also experienced declining revenues from our INKlusive program. The decline in the volume of INKlusive revenue reflects the general trend toward lower printer prices which inherently reduces the value of the “free printer” incentive that is core to the INKlusive program.

Net revenues for the six months ended December 31, 2008, as compared with the same period last year, decreased by $1,207,000 or 10% from $12,116,000 to $10,909,000. This decline in net revenues was primarily driven by an increased level of customer rebates, the revenue impact resulting from the significant devaluation of the British Pound and the Euro during our fiscal second quarter, and a decrease in revenues from our INKlusive program. Also contributing to the decline was the discontinuance of sales directly to end users by our Cadapult subsidiary in the comparative year ago period ended September 30, 2007. It is also noteworthy that in the year ago fiscal quarter ended September 30, 2007 that the Company benefitted from the launch of three new products which contributed to the realization of a record net revenue quarter.

To Table of Contents

We ended the quarter with an order backlog of $343,000, representing a $120,000 decrease over the prior quarter ended September 30, 2008. Since we do not recognize revenues until orders are shipped, revenues associated with these unfilled orders were not recognized in the quarter ended December 31, 2008. For the comparative period, we had $235,000 of order backlog at December 31, 2007.

Gross Profit.   Consolidated gross profit for the three months ended December 31, 2008, compared to the same period last year, decreased by $480,000 or 18% to $2,122,000 from $2,602,000. For the three months ended December 31, 2008, our gross margins declined by about 460 basis points to 41.2% from 45.8% in the comparative year ago period. Consolidated gross profit for the six months ended December 31, 2008 compared to the same period last year, decreased by $804,000 or 14% to $4,743,000 from $5,547,000. For the six months ended December 31, 2008, our gross margins declined by about 230 basis points to 43.5% from 45.8% in the comparative year ago period.

These declines in the gross margins were primarily attributed to the year-over-year increase in customer rebates combined with the revenue and margin impact resulting from the significant devaluation of the British Pound and the Euro during the quarter (described above in the Executive Summary). To a lesser extent, some of the year-over-year decline was the result of our continued sales mix trend toward a greater proportion of toner-based products; the effects of which were more than offset by year-over-year reductions in our product costs, particularly inbound freight costs.

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

Research and Development.   Research and development spending for the three months ended December 31, 2008, compared to the same period last year, decreased by $121,000 or 26% to $348,000 from $469,000. For the six months ended December 31, 2008, as compared to the same period last year, decreased by $245,000 or 25% to $721,000 from $966,000.

The decrease in our research and development costs was the result of our cost reduction efforts. Looking forward, we expect our research and development spending to represent a similar to slightly declining proportion of our net revenues.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended December 31, 2008, compared to the same period last year, decrease by $381,000 or 13% to $2,496,000 from $2,877,000. For the six months ended December 31, 2008, Selling, general and administrative expense, exclusive of depreciation and amortization decreased by $321,000 or 6% to $5,248,000 from $5,569,000 for the same period last year.

The decrease in selling, general and administrative expense was primarily driven by lower year-over-year costs of litigation and the results of our cost reduction efforts partially offset by greater year-over-year business formation and start-up costs associated with our China manufacturing operations and foreign currency translation losses (each of which are described above in the Executive Summary).

Selling, general and administrative expense, exclusive of depreciation and amortization, for the three and six months ended December 31, 2008 includes about $176,000 and $321,000 of non-cash stock-based compensation expense, respectively. This compares with about $124,000 and $200,000 of stock-based compensation expense in the comparative year ago three and six months ended December 31, 2007.

To Table of Contents

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended December 31, 2008 compared to the same period last year, decreased by $3,000 or 3% to $92,000 from $95,000. For the six months ended December 31, 2008, compared to the same period in 2007, non-manufacturing depreciation and amortization expense increased by $1,000 or 0.5% to $186,000 from $185,000. The nominal change in non-manufacturing depreciation and amortization expense reflects the nominal decline in the Company’s non-manufacturing fixed asset additions over the comparative periods.

Interest Income (Expense), net.   For the three and six months ended December 31, 2008, we had net interest expense of $98,000 and $152,000. This compares with net interest income of $1,000 and $9,000, respectively, for the prior year’s three and six months ended December 31, 2007. These changes were the result of lower year-over-year average cash balances maintained by the Company and its increased level of debt.

Income Taxes.   For the three and six months ended December 31, 2008, we recorded income tax benefits of $396,000 and $26,000, respectively. This compares with income tax benefits of $352,000 and $491,000, respectively, for the three and six months ended December 31, 2007. For the three and six months ended December 31, 2008, our effective tax rates were 43.4% and 40.0%, respectively. This compares with 42.5% and 42.1%, respectively, for the three and six months ended December 31, 2007. Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities.

Net Income (Loss).   For the three and six months ended December 31, 2008, we lost $517,000 ($0.04 per share basic and diluted) and $39,000 ($0.00 per share basic and diluted). This compares with a net loss of $485,000 ($0.04 per share basic and diluted) and $672,000 ($0.06 per share basic and diluted), respectively, generated in the prior year for the three and six months ended December 31, 2007. Excluding the benefit of the non-recurring litigation settlement we recognized during the prior fiscal quarter, we would have generated a net loss for the six months ended December 31, 2008 of about $939,000 on a pro forma basis.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Note 1 to the audited financial statements included in our Form 10-K for the year ended June 30, 2008 filed September 25, 2008. There were no material changes to these policies during the quarter ended December 31, 2008.

To Table of Contents

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2008, our cash and equivalents increased by $483,000 to $719,000; $484,000 of which was held in China. $1,334,000 of this increase was provided by financing activities; primarily the proceeds from issuance of convertible debt; partially offset by $597,000 of cash used in investing activities and $193,000 used by operating activities. Cash used in investing activities included the purchase of equipment, tooling and leasehold improvements in the amount of $597,000, representing an increase of $351,000 from the comparable spend of $246,000 for the six months ended December 30, 2007. Most of this increase in capital spending was associated with our start-up operations in China.

We used $193,000 of cash via operating activities during the six months ended December 31, 2008 as compared with $963,000 of funds used during the six months ended December 31, 2007. The $193,000 of cash used by operating activities during the six months ended December 31, 2008 resulted from a $39,000 net loss from operations, which included $1,500,000 received on settlement of litigation, non-cash charges totaling $919,000, and $1,073,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the decrease in cash associated with our non-cash working capital was a $2,849,000 net reduction in our trade and accrued obligations. These uses of cash were partially offset by a $1,957,000 of cash generated from a decrease in our inventories as a result of our inventory management initiative.

During the six months ended December 31, 2008, our inventory levels decreased by $2,020,000 or about 22%, inclusive of changes in reserves, to $7,196,000 from $9,216,000. The decrease in raw materials and finished goods inventories was driven by our inventory management initiative. The plan integrates detailed SKU level sales forecasting, which was recently implemented, with statistical modeling that accounts for demand variability based on historic order volatility. Other elements of the plan include a reduction in minimum order quantities through our providing vendors with rolling forecasts of our production needs. Based on these quarter end inventory levels, which include raw materials, we have achieved a 46 day or 16% reduction in our days in inventory from 292 days at June 30, 2008 to 246 days at December 31, 2008.

We enjoyed a significant decrease in our inventories during the six months ended December 31, 2008; however we do not anticipate continued significant declines in our inventories over the coming quarters. While our inventory management program is expected to yield additional reductions in our inventories, the introduction of new products and the level of sales activity during any given period may impact our inventory levels. We have historically experienced and expect to continue to experience some volatility in our working capital demands resulting from our present toner-based product supply-chain.

Our INKlusive program generates operating cash flow in advance of the income statement recognition associated with printer consumables being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement. This advanced funding of the INKlusive contract consideration by a third-party leasing company results in up-front cash receipts and corresponding deferred revenue obligations. As of December 31, 2008, deferred revenue associated with the program totaled $463,000, a decrease of $205,000 from $668,000 at June 30, 2008. The operating cash flow effect of this decrease in a current liability was a corresponding decrease in cash flow generated by operations. The decline in the volume of INKlusive revenue reflects the general trend toward lower printer prices which inherently reduces the value of the “free printer” incentive that is core to the INKlusive program.

On September 24, 2008, we completed a $1,250,000 convertible debt financing with MicroCapital Fund, LP and MicroCapital Fund, Ltd. (“MicroCapital”). We issued three year notes, bearing interest at 10% payable quarterly and convertible into shares of our common stock at $1.65 per share. We also issued (a) five year warrants allowing MicroCapital to purchase 387,787 shares of our common stock at $1.65 per share, and (b) three year warrants allowing MicroCapital to repeat its investment up to $1,250,000 on substantially the same terms and conditions. The three year warrants may be called by us if certain criteria are met. To date, the proceeds of this financing have been used to fund the capital expenditure and working capital requirements associated with our China based manufacturing operations.

To Table of Contents

On February 12, 2008, the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit for up to $8,000,000. As amended, the advance limit under the line of credit is the lesser of: (a) $8,000,000; or (b) up to 80% of eligible accounts receivable plus up to the lesser of: (i) $3,000,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line. The line of credit is collateralized by a first priority security interest in substantially all of our U.S. based assets. On May 14, 2008, we entered into an amendment to the loan agreement that amended the range of interest rates applicable to our borrowings. As amended, under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus 1%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. Both the term note and the line of credit bear interest at the bank’s Prime Rate plus 1% (4.25% at December 31, 2008) and require payments of interest only through the facility’s three year term. No principal payments are required under the term note or line of credit until the facility matures on February 11, 2011; subject to renewal or extension by the parties.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, we entered into a non-amortizing term note with the bank in the amount of $1,500,000, due February 12, 2011. At December 31, 2008, this note had a principal balance of $1,500,000. As of December 31, 2008, we had an outstanding balance of $1,378,683 under the revolving line and approximately $261,000 of undrawn availability under our credit line. The applicable interest rate on the revolving and term loans extended under the agreement varies based upon certain financial criteria.

We have been subject to financial covenants in our current and former credit facilities. Our current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements. At December 31, 2008, we were in compliance with all of our financial covenants. At June 30, 2008, we were not in compliance with our financial covenants, which were waived by the bank via an amendment dated September 22, 2008. As a result of a cross default and collateralization provision associated with our former debt facility, we agreed to refinance certain operating leases held by an affiliate of our former bank. Under terms of a separate waiver and amendment with this leasing affiliate, we received an extension of time to refinance or payoff the lease obligation until March 31, 2009. At December 31, 2008, the remaining obligation under the agreement was $328,488. Under the terms of this amendment, we agreed to make six lease payments of $50,000 per month between October 2008 and March 2009 and refinance or otherwise payoff any remaining balance on or before March 31, 2009. Upon full satisfaction of this obligation we will obtain title to the leased equipment. Based on the amended lease terms, which include an agreed upon interest charge of prime plus 2.5% per annum, the remaining balance at March 31, 2009 will be approximately $245,000. This obligation may be refinanced or otherwise prepaid at anytime without penalty.

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

To Table of Contents

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates. We do not hedge our foreign currency exposures as the net impact of these exposures has historically been insignificant. We had no forward foreign exchange contracts outstanding as of December 31, 2008. In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

A significant portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, the British Pound, the Japanese yen, and the Chinese yuan. At December 31, 2008, about 58% of our receivables were invoiced and collected in U.S. dollars. Beginning in our fiscal second quarter ended December 31, 2007, we were exposed to currency exchange risk from Euro and British pound-denominated sales. For these transactions we expect to be a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

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

See discussion in the Executive Summary regarding the impact during the current reporting periods of changes in foreign exchange rates.

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

Interest Rate Risk

At December 31, 2008, the Company had about $2,879,000 of debt outstanding under its line of credit and term notes. Interest expense under this line of credit is variable, based on its lender’s prime rate. Accordingly, the Company is subject to interest rate risk in the form of greater interest expense in the event of rising interest rates. We estimate that a 10% increase in interest rates, based on the Company’s present level of borrowings, would result in the Company incurring about $12,000 pretax ($7,200 after tax) of greater interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of stockholders on December 18, 2008, at which our stockholders voted on the following items:

1.	the election of seven directors to serve until the next annual meeting and until their successors have been duly elected and qualified;
2.	approval of the Company’s 2009 Stock Incentive Plan; and
3.	the ratification of the selection of Amper, Politziner & Mattia, P.C. as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

The nominees for directors were elected based upon the following votes:

		For	Votes Withheld
1.	Election of directors
	Michael W. Levin	10,166,252	337,195
	Paul C. Baker	10,166,252	337,195
	Edwin Ruzinsky	10,166,252	337,195
	Henry Royer	10,166,252	337,195
	Dennis Ridgeway	10,166,252	337,195
	Willem van Rijn	10,116,252	387,195
	Frank J. Tanki	10,116,252	387,195

The voting results on the other proposals were as follow:

		For	Against	Abstentions	Non-Votes
2.	Approval of the 2009 Stock Incentive Plan	2,626,405	454,074	81,194	7,341,774
3.	Ratification of selection of independent registered public accounting firm	10,407,713	15,000	80,734	–

To Table of Contents

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
10.1+	2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.9 of Form S-8, filed on February 5, 2009)
10.2*+	2006 Stock Incentive Plan, as Amended and Restated
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Filed herewith

+ Represents executive compensation plan or agreement

To Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2009 Dated: February 12, 2009	MEDIA SCIENCES INTERNATIONAL, INC. By: /s/ Michael W. Levin Michael W. Levin Chief Executive Officer and President By: /s/ Kevan D. Bloomgren Kevan D. Bloomgren Chief Financial Officer