Form 10-Q
period 2009-03-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2009-05-14
CIK 1024022

To Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorted period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 1, 2009, we had 11,747,065 shares of common stock outstanding.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

To Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	June 30,
ASSETS	(Unaudited)	2008
CURRENT ASSETS:
Cash and cash equivalents	$ 548,542	$ 236,571
Accounts receivable, net	2,902,516	3,082,516
Inventories	6,563,238	9,216,439
Taxes receivable	72,584	70,282
Deferred tax assets	674,189	772,288
Prepaid expenses and other current assets	280,264	285,241
Total Current Assets	11,041,333	13,663,337

PROPERTY AND EQUIPMENT, NET	2,182,126	2,472,570

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Deferred tax assets	508,765	260,292
Other assets	121,790	124,359
Total Other Assets	4,214,786	3,968,882

TOTAL ASSETS	$ 17,438,245	$ 20,104,789

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,319,629	$ 3,046,563
Accrued compensation and benefits	528,551	731,744
Other accrued expenses and current liabilities	1,159,744	1,829,919
Short-term capital lease obligation	188,820	–
Income taxes payable	–	12,606
Accrued product warranty costs	316,578	198,666
Deferred revenue	306,074	519,139
Total Current Liabilities	3,819,396	6,338,637

OTHER LIABILITIES:
Long-term debt	2,337,439	2,594,209
Deferred rent liability	131,681	166,969
Convertible debt, net of discount of $432,193 in March	817,807	–
Deferred revenue, less current portion	67,527	148,553
Total Other Liabilities	3,354,454	2,909,731

TOTAL LIABILITIES	7,173,850	9,248,368

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value
Authorized 1,000,000 shares; none issued	–	–
Common Stock, $.001 par value; 25,000,000 shares authorized;
issued and outstanding, respectively, 12,401,897 and 11,737,065
shares in March and 11,794,101 and 11,708,964 shares in June	11,737	11,709
Additional paid-in capital	12,806,610	11,798,443
Accumulated other comprehensive income (loss)	(35,965)	29,167
Accumulated deficit	(2,517,987)	(982,898)
Total Shareholders' Equity	10,264,395	10,856,421

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,438,245	$ 20,104,789

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

NET REVENUES	$ 5,184,056	$ 6,473,997	$ 16,093,166	$ 18,590,364

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, shipping and freight	2,298,917	2,877,042	7,474,487	8,403,651
Depreciation and amortization	140,331	150,040	397,447	450,340
Product warranty	497,635	260,754	939,135	672,106
Shipping and freight	144,652	120,707	408,417	451,414
Total cost of goods sold	3,081,535	3,408,543	9,219,486	9,977,511

GROSS PROFIT	2,102,521	3,065,454	6,873,680	8,612,853

OTHER COSTS AND EXPENSES:
Research and development	321,839	467,031	1,043,085	1,433,310
Selling, general and administrative, excluding depreciation and amortization	2,154,973	3,298,070	7,431,654	8,866,892
Depreciation and amortization	87,305	91,437	273,705	275,993
Impairment charge	1,121,401	–	1,121,401	–
Litigation settlement	–	–	(1,500,000)	–
Total other costs and expenses	3,685,518	3,856,538	8,369,845	10,576,195

LOSS FROM OPERATIONS	(1,582,997)	(791,084)	(1,496,165)	(1,963,342)

Interest expense	(72,712)	(50,559)	(201,868)	(66,696)
Interest income	70	115	3,037	25,294
Amortization of debt discount on convertible debt	(28,211)	–	(54,422)	–

LOSS BEFORE INCOME TAXES	(1,683,850)	(841,528)	(1,749,418)	(2,004,744)
Benefit for income taxes	188,102	353,548	214,329	844,447

NET LOSS	$ (1,495,748)	$ (487,980)	$ (1,535,089)	$ (1,160,297)

LOSS PER SHARE
Basic and diluted	$ (0.13)	$ (0.04)	$ (0.13)	$ (0.10)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic and diluted	11,723,716	11,687,517	11,720,761	11,578,459

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

NINE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES, JUNE 30, 2008	11,708,964	$ 11,709	$ 11,798,443	$ (982,898)	$ 29,167	$ 10,856,421

Components of comprehensive loss:
Net loss	–	–	–	(1,535,089)	–	(1,535,089)
Cumulative translation adjustment	–	–	–	–	(65,132)	(65,132)
Total comprehensive loss	–	–	–	–	–	(1,600,221)
Fair value of warrants and beneficial conversion discount on convertible note	–	–	422,660	–	–	422,660
Vested restricted stock units	28,101	28	(28)	–	–	–
Stock-based compensation expense	–	–	585,535	–	–	585,535
BALANCES, MARCH 31, 2009	11,737,065	$ 11,737	$ 12,806,610	$ (2,517,987)	$ (35,965)	$ 10,264,395

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,535,089)	$ (1,160,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	713,961	762,030
Stock-based compensation expense	580,502	327,613
Deferred income taxes	(214,329)	(378,159)
Impairment charge	1,121,401	–
Provision for inventory obsolescence	39,479	40,378
Provision for product warranties	117,912	26,440
Provision for (recovery of ) returns and doubtful accounts	7,655	(31,030)
Amortization of debt discount on convertible debt	54,422	–
Changes in operating assets and liabilities:
Accounts receivable	160,797	(1,345,019)
Inventories	2,618,756	(3,169,823)
Income taxes	(14,908)	(111,144)
Prepaid expenses and other current assets	7,546	(163,359)
Accounts payable	(1,725,191)	967,296
Accrued compensation and benefits	(203,327)	(162,170)
Other accrued expenses and current liabilities	(1,018,262)	1,017,636
Deferred rent liability	(35,288)	(50,372)
Deferred revenue	(294,091)	(110,731)
Net cash provided (used) by operating activities	381,946	(3,540,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(688,085)	(322,227)
Net cash used in investing activities	(688,085)	(322,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank credit line net proceeds	(256,769)	1,542,369
Bank term loan repayments	–	(471,083)
Bank term loan proceeds	–	1,500,000
Capital lease obligation repayments	(339,668)	–
Proceeds from issuance of subordinated convertible debt	1,250,000	–
Proceeds from issuance of common stock	–	258,375
Net cash provided by financing activities	653,563	2,829,661
Effect of exchange rate changes on cash and cash equivalents	(35,453)	22,481
NET INCREASE (DECREASE) IN CASH	311,971	(1,010,796)

CASH, BEGINNING OF PERIOD	236,571	1,808,285

CASH, END OF PERIOD	$ 548,542	$ 797,489

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 177,271	$ 57,366
Income taxes paid (refunded)	$ 14,908	$ (364,635)

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital lease additions	$ 528,488	$ –

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

The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2009.

As of March 31, 2009, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended June 30, 2008.

Accumulated Other Comprehensive Income (loss).   Other comprehensive income (loss) represents currency translation adjustments. Assets and liabilities of the Company’s United Kingdom and China subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The functional currency of the Company’s foreign subsidiaries is as follows: Media Sciences UK, Ltd., the British Pound, and Media Sciences (Dongguan) Company Limited, the Chinese Yuan. Realized foreign currency transaction gains and losses are recorded as a component of selling, general and administrative expense.

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

The Company evaluates the need for a deferred tax valuation allowance quarterly. Based on this evaluation as of March 31, 2009, a valuation allowance was required in the amount of $323,000 as it was more likely than not that certain State net operating loss carry forwards and other future deductible temporary differences included in the Company’s deferred tax assets will not be realized. Although the Company incurred substantial losses before income taxes for the year ended June 30, 2008 and for the nine months ended March 31, 2009, management believes that it is more likely than not that the Company will have sufficient taxable income in future years to realize its remaining net deferred income tax assets. However, if future events change management’s assumptions and estimates regarding the Company’s future earnings, a significant deferred tax asset valuation allowance may have to be established.

This valuation allowance adjustment has no impact on the Company’s cash flows or future prospects, nor does it alter the Company’s ability to utilize these tax attributes, the utilization of which is primarily dependent upon future taxable income. Under United States Generally Accepted Accounting Principles (“GAAP”), when the Company’s results demonstrate a pattern of future profitability and reverse the current cumulative loss trend, this valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted with respect to financial assets and liabilities as of July 1, 2008. The Company will adopt SFAS No. 157 for its non-financial assets and liabilities beginning July 1, 2009. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values, and the impact is not expected to be material.

In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Recent Accounting Pronouncements (continued)

Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company’s annual reporting for the fiscal year ending on June 30, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 157-4 on its consolidated financial position, results of operations and cash flows.

In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on September 30, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock " ("EITF 07-5''). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity's stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock. EITF 07-5 is effective for the Company in its fiscal year beginning July 1, 2009 and will be applied to outstanding instruments as of that date. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. The Company is currently evaluating the impact of the implementation of EITF 07-5 on its consolidated financial position and results of operations.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company in its fiscal year beginning July 1, 2009, and must be applied on a retrospective basis. The Company is currently evaluating the impact of the implementation of FSP APB 14-1on its consolidated financial position and results of operations.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		March 31, 2009 (Unaudited)	June 30, 2008
Accounts receivable, net
Accounts receivable		$2,942,516	$3,177,516
Allowance for doubtful accounts		(40,000)	(95,000)
		$2,902,516	$3,082,516
Inventories
Raw materials		$2,477,570	$3,281,742
Finished goods		4,254,759	6,513,609
Less: reserves for obsolescence		(169,091)	(578,912)
		$6,563,238	$9,216,439

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$2,671,195	$2,074,649
Furniture and fixtures	7 years	578,672	578,672
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 years	878,104	878,104
Tooling and molds	3 years	2,822,239	2,780,173
Construction-in-progress		374,583	595,006
		7,355,227	6,937,038
Less: Accumulated depreciation and amortization		5,173,101	4,464,468
		$2,182,126	$2,472,570

Goodwill and other intangible assets, net
Goodwill		$3,965,977	$3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$3,584,231	$3,584,231

NOTE 3 – DEBT

Bank Debt

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

	March 31, 2009	June 30, 2008
(Unaudited)
Short-term capital lease obligation	$ 188,820	$ –

Bank term notes	$ 1,500,000	$ 1,500,000
Bank line of credit	837,439	1,094,209
Less: current maturities	–	–
Long-term debt	$ 2,337,439	$ 2,594,209
Total bank debt	$ 2,526,259	$ 2,594,209

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT (CONTINUED)

On February 12, 2008, the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit for up to $8,000,000. As amended, the advance limit under the line of credit is the lesser of: (a) $8,000,000; or (b) up to 80% of eligible accounts receivable plus up to the lesser of: (i) $3,000,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line. At March 31, 2009, the Company had approximately $474,000 of undrawn availability under its credit line.

The line of credit is collateralized by a first priority security interest in substantially all of the Company’s U.S. based assets. Proceeds were drawn down under this line to repay all revolving and term debt extended by the Company’s former bank. On May 14, 2008, the Company entered into an amendment to the loan agreement that amended the range of interest rates applicable to the Company’s borrowings. As amended, under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus 1%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. Both the term note and the line of credit bear interest at the bank’s Prime Rate plus 1% (4.25% at March 31, 2009) and require payments of interest only through the facility’s three year term. No principal payments are required under the term note or line of credit until the facility matures on February 11, 2011, subject to renewal or extension by the parties.

The applicable interest rate on the revolving loan and term loans extended under the agreement varies based upon certain financial criteria. The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, the Company entered into a three-year term note with the bank in the amount of $1,500,000.

The Company’s current and former credit facilities are/were subject to financial covenants. Current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements. The Company was in compliance with all of its financial covenants as of March 31, 2009. At June 30, 2008, the Company was not in compliance with the financial covenants, which were waived by the Company’s bank via an amendment dated September 22, 2008. As a result of a cross default and collateralization provision associated with its former debt facility, the Company agreed to refinance certain operating leases held by an affiliate of the former bank. Under terms of a separate waiver and amendment with this leasing affiliate, the Company received an extension of time to refinance or payoff the lease obligation until March 31, 2009. At March 26, 2009, a further extension on this obligation was granted until September 30, 2009. At March 31, 2009, the remaining obligation under the agreement was $188,820. Under the terms of this amendment, the Company agreed to make six lease payments of $39,668 per month plus accrued interest between March 2009 and September 2009 and otherwise payoff any remaining balance on or before September 30, 2009. This obligation may be refinanced or otherwise prepaid at anytime without penalty. Upon full satisfaction of this obligation the Company will obtain title to the leased equipment. Based on the amended lease terms, which include an agreed upon interest charge of prime plus 2.5% per annum, the remaining balance of this obligation will be fully satisfied by September 30, 2009.

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

The transaction was recorded in accordance with EITF 00-27 “Application of Issue #98-5 to Certain Convertible Instruments” and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", on a relative fair value basis. The $486,615 fair value of the warrants and the debt’s beneficial conversion feature was recorded to equity and as a debt discount to the value of the convertible note. This discount will be amortized using the effective interest method over the three year term of the convertible note. Amortization of debt discount on this convertible note payable amounted to $28,211 for the three months ended March 31, 2009. The remaining unamortized discount was $432,193 at March 31, 2009. In connection with this transaction, the Company also recognized a $63,955 increase in its deferred tax liabilities reflecting the non-deductible nature of future debt discount amortization that will result from the value of the beneficial conversion feature. The elements of the debt discount and corresponding value recorded to additional paid-in capital were as follow:

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

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOSS PER SHARE (CONTINUED)

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Numerator for basic and diluted:
Net loss	$ (1,495,748)	$ (487,980)	$ (1,535,089)	$ (1,160,297)

Denominator :
For basic loss per common share – weighted average shares outstanding	11,723,716	11,687,517	11,720,761	11,578,459
Effect of dilutive securities - stock options, restricted stock units and warrants	–	–	–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	11,723,716	11,687,517	11,720,761	11,578,459

Basic loss per share	$ (0.13)	$ (0.04)	$ (0.13)	$ (0.10)

Diluted loss per share	$ (0.13)	$ (0.04)	$ (0.13)	$ (0.10)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2009 and 2008 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for those periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Anti-dilutive options and warrants	864,073	464,766	843,889	348,025

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three and nine months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Stock-based compensation expense by type of award:
Employee stock options	$ 81,006	$ 43,370	$ 243,352	$ 115,298
Non-employee director stock options	7,994	48,006	79,293	86,999
Non-employee restricted stock units	7,350	7,350	22,050	22,050
Employee restricted stock units	72,484	12,516	213,241	106,528
Non-employee director restricted stock units	48,501	–	84,349	–
Forfeiture rate adjustment	–	–	(56,751)	–
Amounts capitalized as inventory	(249)	(326)	(5,032)	(3,262)
Total stock-based compensation expense	$ 217,086	$ 110,916	$ 580,502	$ 327,613
Tax effect of stock-based compensation recognized	(72,103)	(39,801)	(210,992)	(118,367)
Net effect on net loss	$ 144,983	$ 71,115	$ 369,510	$ 209,246

Excess tax benefit effect on:
Cash flows from operations	$ –	$ –	$ –	$ –
Cash flows from financing activities	$ –	$ –	$ –	$ –
Effect on loss per share:
Basic	$ 0.01	$ 0.01	$ 0.03	$ 0.02
Diluted	$ 0.01	$ 0.01	$ 0.03	$ 0.02

During the three months ended March 31, 2009, the Company did not grant any stock options. During the nine months ended March 31, 2009, the Company granted 435,047 stock options with an estimated total grant-date fair value of $271,182 after estimated forfeitures. During the three months ended March 31, 2009, the Company granted 300,000 shares of restricted stock with a grant date fair value of $107,874 after estimated forfeitures. During the nine months ended March 31, 2009, the Company granted 613,698 shares of restricted stock with a grant date fair value of $549,997 after estimated forfeitures.

During the quarter ended September 30, 2008, the Company reviewed its forfeiture rate experience associated with historic stock-based compensation grants. In doing so, it was determined that an increase in its forfeiture rate estimates were appropriate. In connection with this revision in estimate, the Company recognized a non-recurring cumulative effect pretax benefit in the amount of $56,751 during the quarter ended September 30, 2008.

As of March 31, 2009, the unrecorded deferred stock-based compensation balance was $890,287 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 1.5 years.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009 (a)	2008	2009	2008

Risk-free interest rate	–	2.2%	2.8%	3.9%
Dividend yield	–	0.0%	0.0%	0.0%
Expected stock price volatility	–	58%	58%	59%
Average expected life of options	–	4.1 years	3.2 years	4.3 years

(a) No stock options were granted during the three months ended March 31, 2009.

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

Under the Company’s 1998 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments. As of March 31, 2009, there are no common shares remaining available for future issuance under the 1998 Plan. The 1998 Plan expired on June 17, 2008. Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of March 31, 2009, 24,412 common shares remain available for future issuance under the 2006 Plan. Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of March 31, 2009, 1,050,000 common shares remain available for future issuance under the 2009 Plan.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2008	899,894	$3.86
Nine months ended March 31, 2009:
Options granted	435,047	2.03
Options exercised	–	–
Options cancelled/expired/forfeited	(210,671)	2.51
Balance outstanding at March 31, 2009	1,124,270	$3.40

The options outstanding and exercisable at March 31, 2009 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.43 to $0.85	28,200	4.0	$0.59	28,200	$0.59
$1.00 to $2.00	497,288	4.4	1.99	125,102	1.13
$2.01 to $6.33	598,782	5.5	4.71	427,808	4.00
	1,124,270	5.0	$3.40	581,110	$3.22

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

At March 31, 2009, none of the Company’s exercisable options were in-the-money. Accordingly, all outstanding and exercisable options at that date had no aggregate intrinsic value. No options were exercised during the three months ended March 31, 2009.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the nine months ended March 31, 2009 and 2008 was $0.84 and $2.56 per share, respectively. No stock options were granted during the three months ended March 31, 2009.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the three months ended March 31, 2009, the Company’s Board of Directors approved the grant of 300,000 shares of restricted stock units to senior management employees. These restricted stock units vest over ten months from the grant date. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The total grant date fair value of the restricted stock units granted during the three months ended March 31, 2009 was $107,874 after estimated forfeitures. Stock-based compensation cost for restricted stock units for the nine months ended March 31, 2009 was $295,835, net of adjustment for the change in estimate associated with forfeiture rates.

As of March 31, 2009, there was $411,849 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 1.1 years.

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2008	85,137	$ 423,538	$ 4.97

Nine months ended March 31, 2009:
Restricted stock units granted	613,698	644,086	1.05
Restricted stock units vested	(28,101)	(85,631)	3.05
Restricted stock units cancelled/forfeited	(5,902)	(11,804)	2.00
Balance unvested at March 31, 2009	664,832	$ 970,189	$ 1.46

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

Changes in accrued product warranty costs for the three and nine months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Accrued product warranty costs at the beginning of the period	$ 187,234	$ 203,895	$ 198,666	$ 192,707

Warranties accrued during the period	497,635	260,754	939,135	672,106
Warranties settled during the period	(368,291)	(245,502)	(821,223)	(645,666)
Net change in accrued warranty costs	129,344	15,252	117,912	26,440

Accrued product warranty costs at the end of the period	$ 316,578	$ 219,147	$ 316,578	$ 219,147

NOTE 7 – RESEARCH AND DEVELOPMENT

Research and product development costs, which consist of salary and related benefits costs of the Company’s technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For the three and nine months ended March 31, 2009, the Company’s research and product development costs were $321,839 and $1,043,085, respectively. For the three and nine months ended March 31, 2008, the Company’s research and product development costs were $467,031 and $1,433,310, respectively.

NOTE 8 – ADVERTISING EXPENSES

Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at March 31, 2009 and 2008 totaled $4,120 and $52,228, respectively. Advertising expense for the three months ended March 31, 2009 and 2008 amounted to $153,459 and $438,413, respectively. Advertising expense for the nine months ended March 31, 2009 and 2008 amount to $545,663 and $821,104, respectively.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LITIGATION AND CONTINGENCIES

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly. The suit seeks unspecified damages and fees. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees. On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company. Pre-trial discovery on the infringement action was completed in September 2007. Pre-trial discovery on the Company’s antitrust action was completed in July 2008. In March 2009 the court dismissed, without prejudice, the Company’s antitrust claims relating to Xerox’s loyalty rebate programs. In the ruling, the court relied on a 2001 Settlement Agreement between the parties resulting from a different matter, and found that before such claims are pursued, the Company must submit to arbitration. Certain other antitrust claims remain before the court. Both actions, which the court has ruled will be tried together, may be heard in the spring or summer of 2010. The loss of all or a part of the patent infringement claims could have a material adverse affect on our results of operations and financial position. The Company believes that its inks do not infringe any valid U.S. patents and that it therefore has meritorious grounds for success in this case. The Company intends to vigorously defend these allegations of infringement. There can be no assurance, however, that the Company will be successful in its defense of this action. Proceeds of this suit, if any, will be recorded in the period when received.

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

Other than the above, as at March 31, 2009, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

NOTE 10 – IMPAIRMENT CHARGE

In conjunction with a plan approved by the Company’s Board of Directors, the Company is closing its not yet operational manufacturing facility in China. During the quarter ended March 31, 2009, a charge totaling $1,121,401 was recognized to reflect the impairment of improvements made to the facility and related assets as well as a provision for severance and direct incremental costs associated with the disposition and closure. The impairment costs for the three and nine months ended March 31, 2009 include $822,000 of non-cash charges associated with asset impairments, net of estimated recoveries, $120,000 related to lease commitments, $134,000 of incremental direct costs associated with the disposition and closure, and $45,000 of severance and benefits costs associated with the facility closing. The above impairment costs associated with the facility closure were recognized in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

EXECUTIVE SUMMARY

Media Sciences International, Inc. is the leading independent manufacturer of color toner cartridges and solid inks for use in business color printers. Our products are distributed through an international network of dealers and distributors.

The economic climate and turbulence in the currency markets continue to adversely affect our operating results and financial position. In the comparative year ago quarter ended March 31, 2008, we set a record for quarterly net revenues at $6,474,000. Our net revenues for the three months ended March 31, 2009, relative to the year ago period, decreased by $1,290,000 or 20% to $5,184,000. Adjusting for the effect of currencies our net revenues would have been about $5,534,000 or down about $940,000 or about 15% year-over-year. During the quarter the European currencies continued their slide relative to the U.S. dollar, although at a slower pace. Our mix of European currencies lost another 7% during the quarter, versus the average prevailing exchange rates for the prior quarter, and almost 20% versus the average rates of the comparative year ago period. The devaluation of the Pound and Euro has adversely and significantly affected our reported net revenues, margins and net results. Versus the preceding quarter ended December 31, 2008 we experienced a nominal increase in our net revenues. Towards the latter half of the quarter ended March 31, 2009 we saw an improvement in our level of order activity that has continued through April.

To Table of Contents

In response to the challenges of the current economic environment, we made significant progress in reducing our costs, and our working capital requirements. Some of the more significant measures we implemented during the quarter and notable results are as follows:

•

We made the decision to close our China manufacturing facility after carefully evaluating the immediate and long term costs and benefits of the operation. Closure of our China facility is expected to help us realize about $900,000 in additional annual run-rate savings. See the following section titled “Analysis of Third Quarter 2009 Results of Operations” for a discussion of the impairment charges recognized during the period associated with closure of the facility. We expect to realize the full financial benefits of these savings late in our fiscal fourth quarter ended June 30, 2009. We are also actively pursuing alternative means of achieving our short term and strategic goals that were to be addressed by the China operation.

•

In January, we reduced our personnel by 7%, on top of the approximate 20% staff reduction implemented in July. These headcount reductions are expected to help us realize an additional annual run-rate improvement in our pretax operating results of about $650,000 and an improvement in our operating cash flows of about $620,000. Severance costs associated with these staff reductions were not material.

•

We implemented a company-wide 10% salary, wage and bonus concession until certain profitability measures are achieved over a contiguous six-month period. This temporary measure was implemented in late January 2009 and is expected to generate about $450,000 in annualized run-rate savings.

•

Our Directors waived their cash compensation until they determine the present economic uncertainties facing the company have passed. This temporary action is expected to generate about $123,000 in annualized run-rate savings and benefitted the current quarter by about $31,000.

•	We reduced our inventories by a further $633,000 for a year-to-date total reduction of $2,653,000, representing a 17% reduction in days in inventory.
•	We generated about $575,000 of positive cash flow from operations for the quarter.

The above mentioned new cost reduction efforts are expected to help us realize additional savings of about $2,000,000 on an annualized run-rate pretax and cash basis versus our operating expense levels during our preceding first and second fiscal quarters. About $600,000 of these new annualized cost savings are from temporary measures which will cease after certain profitability measures are achieved over a contiguous six-month period. These new cost reduction efforts are in addition to the cost reduction plan we implemented in July of 2008, which are separately expected to realize run-rate pretax savings of about $1,600,000 and about $1,900,000 on a GAAP and operating cash flow basis, respectively, versus our expense levels in the latter half of our fiscal 2008.

As a result of these and other measures implemented over the last year, we reduced our quarterly GAAP net income break-even level by approximately 22% to $6,400,000 of net revenues. While we certainly cannot affect the current economic climate or the financial markets, our entire management team is keenly focused on keeping our business cash flow positive and ultimately profitable on a GAAP net income basis.

Analysis of Third Quarter 2009 Results of Operations

The following items significantly impacted our reported results of operations for the three and nine months ended March 31, 2009. Collectively, for the three months ended March 31, 2009, these items reduced our reported pretax income by $2,176,000, and reduced our net income by about $1,761,000 ($0.15 per share). For the nine months ended March 31, 2009, these items reduced our reported pretax income by $3,893,000, and reduced our net income by about $2,879,000 ($0.25 per share). For the three and nine months ended March 31, 2008, these items reduced our reported pretax income by $978,000 and $2,135,000, respectively, and reduced our net income by about $591,000 ($0.06 per share) and about $1,293,000 ($0.12 per share), respectively.

•

Impairment Charge – During the quarter ended March 31, 2009, charges totaling $1,121,000 (about $740,000 after tax or about $0.06 per share) were recognized related to the company’s decision to close its not yet operational manufacturing facility in China. These impairment charges are in addition to the costs we incurred during the quarter as we evaluated our options for the facility.

To Table of Contents

In addition to the impairment charges, for the three and nine months ended March 31, 2009, formation and start-up costs associated with the China operations totaled $248,000 (about $164,000 after tax or about $0.01 per share) and $891,000 (about $588,000 after tax or about $0.05 per share), respectively. In the prior fiscal year, formation and start-up costs associated with our manufacturing operations in China totaled $162,000 (about $97,000 after tax or about $0.01 per share) for the three months and $509,000 (about $305,000 after tax or about $0.03 per share) for the nine months ended March 31, 2008.

•	Foreign Currency Devaluation – Continued declines in British Pound and Euro exchange rates have adversely impacted our reported results as summarized below:
(a)

Relative to average exchange rates prevailing in our second quarter ended December 31, 2008; declines in the European currencies reduced both our reported net revenues and gross profit by about $100,000 and adversely impacted our gross margin by about 110 basis points during the quarter ended March 31, 2009.

(b)

Relative to average exchange rates prevailing in our year ago quarter ended March 31, 2008; declines in the European currencies reduced both our reported net revenues and gross profit by about $350,000 and adversely impacted our gross margin by about 370 basis points during the quarter ended March 31, 2009.

(c)

For the three and nine months ended March 31, 2009 we realized currency exchange losses in the amount of $86,000 and $373,000, respectively. These realized currency exchange losses are included in our reported selling, general and administrative expense.

All told, relative to exchange rates prevailing in our fiscal first quarter, the devaluation of the Pound and Euro adversely impacted our reported operating pretax results by about $426,000 (about $281,000 after tax or about $0.02 per share) for the three months and about $873,000 ($576,000 after tax or about $0.05 per share) for the nine months ended March 31, 2009.

•

Valuation Allowance – During the quarter ended March 31, 2009, we established a valuation allowance in the amount of $323,000 for deferred tax assets previously recorded as it was deemed more likely than not that certain State net operating loss carry forwards and other future deductible temporary differences included in our deferred tax assets will not be realized. This non-cash adjustment reduced our three and nine month net income by $323,000 or about $0.03 per share.

•

Litigation Costs – For the three and nine months ended March 31, 2009, litigation costs totaled $164,000 (about $108,000 after tax or about $0.01 per share) and $427,000 (about $282,000 after tax or about $0.02 per share), respectively. In the prior fiscal year, litigation costs totaled $705,000 (about $423,000 after tax or about $0.04 per share) for the three months and $1,298,000 (about $779,000 after tax or about $0.07 per share) for the nine months ended March 31, 2008.

•

Stock-Based Compensation – For the three and nine months ended March 31, 2009, our non-cash stock-based compensation expense recognized under SFAS No. 123(R) totaled $217,000 (about $145,000 after tax or about $0.01 per share) and $581,000 (about $370,000 after tax or about $0.03 per share), respectively. In the prior fiscal year, non-cash stock-based compensation expense totaled $111,000 (about $71,000 after tax or about $0.01 per share) for the three months and $328,000 (about $209,000 after tax or about $0.02 per share) for the nine months ended March 31, 2008.

To Table of Contents

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

	Fiscal Year 2009			Fiscal Year 2008
	1st	2nd	3rd	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net revenues	$5,752	$5,157	$5,184	$6,431	$5,685	$6,474	$5,647
Cost of goods sold	$3,119	$3,020	$3,081	$3,486	$3,083	$3,409	$3,156
Gross profit	$2,633	$2,137	$2,103	$2,945	$2,602	$3,065	$2,491
Gross margin	45.8%	41.4%	40.6%	45.8%	45.8%	47.4%	44.1%
Income (loss) from operations (a)(c)	$901	($814)	($1,583)	($333)	($839)	($791)	($1,080)
Operating margin	15.7%	(15.8%)	(30.5%)	(5.2%)	(14.8%)	(12.2%)	(19.1%)
Net income (loss)(b)(c)(d)(e)	$477	($517)	($1,496)	($187)	($485)	($488)	($664)
Diluted earnings (loss) per share	$0.04	($0.04)	($0.13)	($0.02)	($0.04)	($0.04)	($0.06)

Stock-based compensation included in above results:
(a) Pretax	$155	$208	$217	$82	$137	$110	$145
(b) After-tax	$84	$141	$145	$53	$87	$70	$93

(c)  1st quarter 2009 includes the benefit of the $1,500 litigation settlement (about $990 after tax).

(d)   3rd quarter 2009 includes $1,121 (about $740 after tax) of impairment charges associated with the planned closure of the company’s start-up operations in China.

(e)   3rd quarter 2009 includes a $323 non-cash charge related to a deferred tax asset valuation allowance.

RESULTS OF OPERATIONS

Net Revenues.   For the three months ended March 31, 2009, as compared to the same period last year, net revenues decreased by $1,290,000 or 20% from $6,474,000 (a company record) to $5,184,000. Adjusting for the effect of currencies, our net revenues would have been about $5,534,000 or down about $940,000 or about 15% year-over-year. On a sequential quarterly basis we realized only a nominal increase in revenues. However as a result of the Company’s European price increase, which became effective January 1, 2009, certain European customers increased their purchases in December to take advantage of lower prices. This put downward pressure on January and February European revenues. Further, in February, U.S. revenues increased from their November through January levels and stabilized. Considering the intra-quarter trends and the impact of the European price increase on buying in December, it appears that the Company’s revenues have rebounded from the November levels and stabilized.

During the three and nine months ended March 31, 2009, versus the year ago comparative periods, we also experienced declining revenues from our INKlusive program. The decline in the volume of INKlusive revenue reflects the general trend toward lower printer prices which inherently reduces the value of the “free printer” incentive that is core to the INKlusive program. Based on the declining INKlusive sales volume over the past 18 months, the company made the decision to discontinue the program effective April 1, 2009. Although no new INKlusive contracts will be originated after April 1, 2009, remaining commitments under existing INKlusive supply obligations will be honored.

Net revenues for the nine months ended March 31, 2009, as compared with the same period last year, decreased by $2,497,000 or 13% from $18,590,000 to $16,093,000. This decline in net revenues was primarily driven by an increased level of customer rebates, the revenue impact resulting from the significant devaluation of the British Pound and the Euro, and a decrease in revenues from our INKlusive program. Also contributing to the decline was the discontinuance of sales directly to end users by our Cadapult subsidiary in the comparative year ago period ended September 30, 2007. Year-over-year for the nine months, sales of color toner cartridges decreased by about 5% and solid ink product sales decreased by about 8%.

To Table of Contents

We ended the quarter with an order backlog of $334,000, representing a $10,000 decrease over the prior quarter ended December 31, 2008. Since we do not recognize revenues until orders are shipped, revenues associated with these unfilled orders were not recognized in the quarter ended March 31, 2009. For the comparative period, we had $179,000 of order backlog at March 31, 2008.

Gross Profit.   Consolidated gross profit for the three months ended March 31, 2009, compared to the same period last year, decreased by $962,000 or 31% to $2,103,000 from $3,065,000. For the three months ended March 31, 2009, our gross margins declined by about 680 basis points to 40.6% from 47.4% in the comparative year ago period. Consolidated gross profit for the nine months ended March 31, 2009 compared to the same period last year, decreased by $1,739,000 or 20% to $6,874,000 from $8,613,000. For the nine months ended March 31, 2009, our gross margins declined by about 360 basis points to 42.7% from 46.3% in the comparative year ago period.

The decline in the gross margins for the quarter was primarily attributed a year-over-year increase in our warranty expense related to one of our products. A latent issue was determined to have been caused by a change in manufacturing processes by one of our vendors. While the issue is now resolved, we expect a higher than normal rate of warranty claims in the near future, and have increased our warranty reserve commensurately. Gross margins were also reduced by greater year-over-year customer rebates, the revenue and margin impact resulting from the significant devaluation of the British Pound and the Euro, and a greater level of customer freight costs borne by the company. These increases were partially offset by some year-over-year reductions in our product costs, particularly inbound freight costs.

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

Research and Development.   Research and development spending for the three months ended March 31, 2009, compared to the same period last year, decreased by $145,000 or 31% to $322,000 from $467,000. For the nine months ended March 31, 2009, as compared to the same period last year, decreased by $390,000 or 27% to $1,043,000 from $1,433,000.

The decrease in our research and development costs was the result of our cost reduction efforts. Looking forward, we expect our research and development spending to represent a similar to slightly declining proportion of our net revenues.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended March 31, 2009, compared to the same period last year, decrease by $1,143,000 or 35% to $2,155,000 from $3,298,000. For the nine months ended March 31, 2009, selling, general and administrative expense, exclusive of depreciation and amortization decreased by $1,435,000 or 16% to $7,432,000 from $8,867,000 for the same period last year.

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

Selling, general and administrative expense, exclusive of depreciation and amortization, for the three and nine months ended March 31, 2009 includes about $187,000 and $555,000 of non-cash stock-based compensation expense, respectively. This compares with about $98,000 and $293,000 of stock-based compensation expense in the comparative year ago three and nine months ended March 31, 2008.

To Table of Contents

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended March 31, 2009 compared to the same period last year, decreased by $4,000 or 4% to $87,000 from $91,000. For the nine months ended March 31, 2009, compared to the same period in 2008, non-manufacturing depreciation and amortization expense decreased by $2,000 or 0.7% to $274,000 from $276,000. The nominal change in non-manufacturing depreciation and amortization expense reflects the nominal decline in our non-manufacturing fixed asset additions over the comparative periods.

Interest Income (Expense), net.   For the three and nine months ended March 31, 2009, we had net interest expense of $101,000 and $253,000. This compares with net interest expense of $50,000 and $41,000, respectively, for the prior year’s three and nine months ended March 31, 2008. These changes were the result of lower year-over-year average cash balances maintained by the Company and its increased level of debt.

Income Taxes.   For the three and nine months ended March 31, 2009, we recorded income tax benefits of $188,000 and $214,000, respectively. This compares with income tax benefits of $354,000 and $844,000, respectively, for the three and nine months ended March 31, 2008. For the three and nine months ended March 31, 2009, our effective tax rates were 11.2% and 12.3%, respectively. This compares with 42.0% and 42.1%, respectively, for the three and nine months ended March 31, 2008. Our effective tax rates for the three and nine months ended March 31, 2009 reflect the establishment of a valuation allowance in the amount of $323,000 for deferred tax assets previously recorded as it was deemed more likely than not that certain State net operating loss carry forwards and other future deductible temporary differences included in our deferred tax assets will not be realized. Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities.

Net Income (Loss).   For the three and nine months ended March 31, 2009, we lost $1,496,000 ($0.13 per share basic and diluted) and $1,535,000 ($0.13 per share basic and diluted). This compares with a net loss of $488,000 ($0.04 per share basic and diluted) and $1,160,000 ($0.10 per share basic and diluted), respectively, generated in the prior year for the three and nine months ended March 31, 2008. Excluding the benefit of the non-recurring litigation settlement, the impairment charges associated with the closure of our China facility, and the non-cash charge associated with our deferred tax valuation allowance, we would have generated a net loss for the nine months ended March 31, 2009 of about $1,462,000 on a pro forma basis.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Note 1 to the audited financial statements included in our Form 10-K for the year ended June 30, 2008 filed September 25, 2008. There were no material changes to these policies during the quarter ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2009, our cash and equivalents increased by $312,000 to $549,000; $252,000 of which was held in China and is expected to be used to satisfy costs associated with closure of the facility. $654,000 of this increase was provided by financing activities; primarily the proceeds from issuance of convertible debt, net of capital lease and bank debt obligation repayments, and $382,000 was generated by operating activities. These sources of cash were partially offset by $688,000 of cash used in investing activities, including the purchase of equipment, tooling and leasehold improvements; representing an increase of $366,000 from the comparable spend of $322,000 for the nine months ended March 31, 2008. Most of this increase in capital spending was associated with our start-up operations in China.

To Table of Contents

We generated $382,000 of cash via operating activities during the nine months ended March 31, 2009 as compared with $3,541,000 of funds used during the nine months ended March 31, 2008. The $382,000 of cash provided by operating activities during the nine months ended March 31, 2009 resulted from a $1,535,000 net loss from operations, which included $1,500,000 received on settlement of litigation, non-cash charges, including impairment charges, totaling $2,421,000, and $504,000 of cash consumed primarily from reductions in our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the increase in cash from our non-cash working capital was a $2,619,000 net reduction in our inventories partially offset by a $2,947,000 reduction in our trade payables and related accrued obligations.

During the nine months ended March 31, 2009, our inventory levels decreased by $2,653,000 or about 29%, inclusive of changes in reserves, to $6,563,000 from $9,216,000. The decrease in raw materials and finished goods inventories was driven by our inventory management initiative. The plan integrates detailed SKU level sales forecasting, which was recently implemented, with statistical modeling that accounts for demand variability based on historic order volatility. Other elements of the plan include a reduction in minimum order quantities through our providing vendors with rolling forecasts of our production needs. Based on these quarter end inventory levels, which include raw materials, we have achieved a 50 day or 17% reduction in our days in inventory from 292 days at June 30, 2008 to 242 days at March 31, 2009.

We enjoyed a significant decrease in our inventories during the nine months ended March 31, 2009; however, we do not anticipate continued significant declines in our inventories over the coming quarters. While our inventory management program is expected to yield additional reductions in our inventories, the introduction of new products and the level of sales activity during any given period may impact our inventory levels. We have historically experienced and expect to continue to experience some volatility in our working capital demands resulting from our present toner-based product supply-chain.

Our INKlusive program generates operating cash flow in advance of the income statement recognition associated with printer consumables being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement. This advanced funding of the INKlusive contract consideration by a third-party leasing company results in up-front cash receipts and corresponding deferred revenue obligations. As of March 31, 2009, deferred revenue associated with the program totaled $374,000, a decrease of $294,000 from $668,000 at June 30, 2008. The operating cash flow effect of this decrease in a current liability was a corresponding decrease in cash flow generated by operations. The decline in the volume of INKlusive revenue reflects the general trend toward lower printer prices which inherently reduces the value of the “free printer” incentive that is core to the INKlusive program. Based on the declining INKlusive sales volume over the past 18 months, the company made the decision to discontinue the program effective April 1, 2009. Although no new INKlusive contracts will be originated after April 1, 2009, remaining commitments under existing INKlusive supply obligations will be honored.

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

To Table of Contents

On February 12, 2008, we entered into an agreement with Sovereign Bank for a three year revolving line of credit for up to $8,000,000. As amended, the advance limit under the line of credit is the lesser of: (a) $8,000,000; or (b) up to 80% of eligible accounts receivable plus up to the lesser of: (i) $3,000,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line. The line of credit is collateralized by a first priority security interest in substantially all of our U.S. based assets. On May 14, 2008, we entered into an amendment to the loan agreement that amended the range of interest rates applicable to our borrowings. As amended, under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus 1%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. Both the term note and the line of credit bear interest at the bank’s Prime Rate plus 1% (4.25% at March 31, 2009) and require payments of interest only through the facility’s three year term. No principal payments are required under the term note or line of credit until the facility matures on February 11, 2011; subject to renewal or extension by the parties.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, we entered into a non-amortizing term note with the bank in the amount of $1,500,000, due February 12, 2011. At March 31, 2009, this note had a principal balance of $1,500,000. As of March 31, 2009, we had an outstanding balance of $837,439 under the revolving line and approximately $474,000 of undrawn availability under the credit line. The applicable interest rate on the revolving and term loans extended under the agreement varies based upon certain financial criteria.

We have been subject to financial covenants in our current and former credit facilities. Our current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements. At March 31, 2009, we were in compliance with all of our financial covenants. At June 30, 2008, we were not in compliance with our financial covenants, which were waived by the bank via an amendment dated September 22, 2008. As a result of a cross default and collateralization provision associated with our former debt facility, we agreed to refinance certain operating leases held by an affiliate of our former bank. Under terms of a separate waiver and amendment with this leasing affiliate, we received an extension of time to refinance or payoff the lease obligation until September 30, 2009. At March 31, 2009, the remaining obligation under the agreement was $188,820. Under the terms of this amendment, we agreed to make six lease payments of $39,668 per month plus accrued interest between April 2009 and September 2009 and refinance or otherwise payoff any remaining balance on or before September 30, 2009. This obligation may be refinanced or otherwise prepaid at anytime without penalty. Upon full satisfaction of this obligation we will obtain title to the leased equipment. Based on the amended lease terms, which include an agreed upon interest charge of prime plus 2.5% per annum, the entire balance of this obligation will be fully satisfied by September 30, 2009.

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

To Table of Contents

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates. We do not hedge our foreign currency exposures as the net impact of these exposures has historically been insignificant. We had no forward foreign exchange contracts outstanding as of March 31, 2009. In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

A significant portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, the British Pound, the Japanese yen, and the Chinese yuan. At March 31, 2009, about 59% of our receivables were invoiced and collected in U.S. dollars. Beginning in our fiscal second quarter ended December 31, 2007, we were exposed to currency exchange risk from Euro and British pound-denominated sales. For these transactions we expect to be a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

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

Interest Rate Risk

At March 31, 2009, the Company had about $2,337,000 of debt outstanding under its line of credit and term notes. Interest expense under this line of credit is variable, based on its lender’s prime rate. Accordingly, the Company is subject to interest rate risk in the form of greater interest expense in the event of rising interest rates. We estimate that a 10% increase in interest rates, based on the Company’s present level of borrowings, would result in the Company incurring about $10,000 pretax ($7,000 after tax) of greater interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
10.1+	Amended and Restated Employment Agreement with Michael Levin (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 3, 2009)
10.2+	Employment Agreement with Kevan Bloomgren (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 3, 2009)
10.2+	Employment Agreement with Robert Ward (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on March 3, 2009)
10.4+	Employment Agreement with Vince Kelly (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on March 3, 2009)
10.5*	Amendment to Forbearance Agreement
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Filed herewith

+ Represents executive compensation plan or agreement

To Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: May 14, 2009	By: /s/ Michael W. Levin
Michael W. Levin
Chief Executive Officer

Dated: May 14, 2009	By: /s/ Kevan D. Bloomgren
Kevan D. Bloomgren
Chief Financial Officer