Form 10-K
period 2009-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2009-09-24
CIK 1024022

To Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files).    ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on December 31, 2008 was $3,989,854.

As of September 23, 2009, we had 11,843,813 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

To Index

MEDIA SCIENCES INTERNATIONAL, INC.

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

Overview

Media Sciences is a leading manufacturer of consumables for use in color business printers and industrial printers. Our products are a high-quality, lower cost, alternative to the printer manufacturers’ brand of supplies. Behind every Media Sciences product is The Science of Color™ – our proprietary process for delivering high quality products at the very best price while including a commitment to exceptional, highly responsive technical support and our longstanding industry leading warranty.

We market and sell our products through international indirect sales channels including wholesalers, distributors and dealers. Approximately 73% of our revenues were generated in the United States, with the majority of our international sales generated in Western Europe. Our business is derived from a single segment, that of imaging supplies.

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

Media Sciences, Inc. manufactures and markets color printer supplies, including solid ink sticks and toner cartridges for use in business color printers.  Cadapult Graphic Systems, Inc. no longer has any substantial operations.

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

Industry and Market Overview

Color Business Printer Market

The office environment has been dominated by monochrome (black and white) printers for document printing. However, with decreasing color printer prices, and increasing print speeds, quality and reliability, color printing has become increasingly common. As a result, in recent years unit placements of monochrome printers have decreased while placements of color printers continue to grow year over year.

Color laser and solid ink printer shipments are expected to grow at a compound annual growth rate of 1.3% between 2008 and 2013. Color laser and solid ink multifunction devices are expected to grow at a compound annual growth rate of 12.9% during the same period. Such growth would result in an increase in the worldwide installed base of color laser and solid ink printers and multifunction devices from approximately 19.5 million units in 2008 to just under 26.5 million units in 2013, reflecting a compound annual growth rate of 6.3%. (Source: Lyra Research, Inc., July 2009)

Shipments of color toner cartridges are expected to experience a compound annual growth rate of 8.2% between 2008 and 2013, while color toner cartridge revenues are expected to grow by nearly 50% from $17.7 billion in 2008 to $26.2 billion in 2013. While today the majority of toner cartridge revenue is derived from the sale of monochrome cartridges, in 2013 it is expected that half of the worldwide toner cartridge revenue will be derived from the sale of color toner cartridges. (Source: Lyra Research, Inc., July 2009)

To Index

Desktop Color Printing Technologies

While monochrome printers are predominately based on laser technology, three technologies form the basis of most desktop color printers: inkjet, toner-based laser and solid ink.

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

Business color printers consume a number of supply items including toner cartridges or solid ink sticks, imaging units, fuser units and waste bottles. There are typically four toner cartridges or solid inks in a color printer: Cyan, Magenta, Yellow and Black. Through the combination of these four colors, printed pages with millions of colors can be produced.

While color laser printers are available from all of the major printer vendors, only Xerox has been successful in commercializing solid ink for the office environment. As a result, roughly 95% of the color business printer market is laser based, and only 5% solid ink based.

Color Business Printer Supplies

The dominant sources of color printer supplies are the printer manufacturers or Original Equipment Manufacturers (OEMs) themselves. These manufacturers generally discount the cost of the printer hardware to gain market share in an effort to capture the recurring profitable revenue stream of supplies. Further, the strength of their established brands and distribution often result in their product being the only option offered to a consumer.

Today, the market is robust for monochrome aftermarket cartridges. Aftermarket cartridges are those that are manufactured by companies other than the printer manufacturer. Approximately 32% of the monochrome cartridges currently being purchased are aftermarket cartridges. In contrast, only 8% of the color laser cartridges being purchased are aftermarket cartridges. Lyra Research estimates that the aftermarket share of color laser cartridge shipments will increase to 10% by 2013. As the market matures, we believe that the color market will ultimately mirror the monochrome market with the aftermarket achieving an aggregate share of shipments of 25-30%.

Industrial Printers

Industrial printers are used in manufacturing environments to print date codes, lot codes, bar codes, graphics and other information on products and packaging. These coders may be single color devices, or may print full color graphics.

Industrial printers generally consume relatively high volumes of ink as they may run 24 hours a day, 365 days of the year. Because of the high volume, high speed manufacturing environments in which these printers are present, they are a mission critical component in the manufacturing process.

As with the business color market, the primary source of supplies for industrial printers is the manufacturer of the printer itself. Aside from the coder manufacturers, we are not aware of any other competition for our industrial solid inks. In the industrial marking space, as in the business color market, price is the primary reason for adoption of aftermarket supplies.

To Index

Growth Strategy

Media Sciences’ growth has been, and will continue to be driven by three factors: overall market growth, new product development and an increase in market penetration for our existing and new products. To support our growth in an increasingly competitive environment, we strive to vertically integrate our toner based product engineering with manufacturing capability.

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

The vast majority of the business color market is toner based. And, since we already manufacture supplies for substantially the entire color solid ink installed base, we expect the growth of our color toner cartridge revenues to outpace the growth of our solid ink revenues for the foreseeable future.

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

Principal Products

We currently offer color toner cartridges and solid ink for use in nine printer brands which represent 45% of the business color printer market and 105 printer models. Typically, our products are priced to the end user at a 25-40% discount from the printer manufacturers brand supplies.

Solid Ink.         We manufacture and distribute solid ink sticks for use in substantially all business color solid ink printers. Our solid inks offer the end user the opportunity to save 30-40% on their solid inks purchases versus buying the Xerox® brand. We currently offer 58 different items supporting 13 different Tektronix® and Xerox color solid ink printers.

We have also developed and commercialized application specific solid inks on behalf of certain industrial printer manufacturers.

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

We currently offer approximately 500 items for use in over 90 color laser printers manufactured by Xerox, Konica-Minolta®, Oki®, Epson®, Brother®, Dell®, Samsung® and Ricoh® .

Branding

We sell our products under the Media Sciences brand, and in a non-branded form. In fiscal 2009, our revenue mix of Media Sciences branded products to non-branded was 74:26. Brand development is a priority for us. We believe that by improving the recognition and value of the Media Sciences brand, we will be less susceptible to abrupt shifts in demand for our products as competition enters the market. We believe the sale of Media Sciences branded product will remain at approximately 75% of revenues for the foreseeable future.

To Index

In addition to our Media Sciences and non-branded packaging, we have the ability to develop private brand programs for large, national or international entities that have developed significant brand equity and wish to extend their brand to our products.

Distribution Methods of the Products and Programs

We distribute products to our customers in the United States from our Oakland, New Jersey facility. We distribute products to our customers throughout Western Europe from our third party logistics provider in the Netherlands. Approximately 73% of our sales are in the United States, with a majority of the balance of our sales in Western Europe. We believe our international sales will represent approximately 31% of our revenues by the end of fiscal 2010.

We sell our products through a network of distributors, wholesalers and dealers. We directly employ sales personnel in the United States and Europe. In the United States, we augment our sales team with manufacturer’s representative organizations in the office products channel. We do not sell our products directly to end users.

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

In our estimation, the most significant opportunity for revenue (and revenue growth) exists within the office products channel and secondarily in the technology channel. To that end, we have increased the resources that we are mobilizing within these two channels.

In Europe, our focus is on supporting the differing needs of our partners in each country. In Europe however, as in the United States, we expect the office products channel to be a significant channel for business color printer supplies. In order to pursue these opportunities, we recruited a pan-European office products sales director to address the unique needs of that channel.

Our end user marketing activities are primarily focused on Fortune 1000 companies and other large color printer installations. These activities, executed in concert with channel partners, include identifying large opportunities and pursuing them by consulting with the individual(s) within the target organization responsible for evaluating, selecting and purchasing color printer supplies, so that they can make an informed decision on Media Sciences as an alternative to the printer manufacturers brand of supplies.

To Index

Our marketing efforts include advertising in trade publications, direct mail, catalog placements, Internet banners and other organic and pay per click efforts, blitz days, trade shows and more. Some of these efforts are funded directly by Media Sciences, while others are funded by the channel partner and reimbursed through discretionary marketing funds.

Competition

Media Sciences competes primarily with the original manufacturer (the OEM) of the printers for which we provide supplies, including Xerox, Konica-Minolta, Epson, Brother, Oki, Dell, Samsung and Ricoh. These competitors use several tactics to limit the penetration of aftermarket supplies such as those offered by Media Sciences. These tactics include protecting their technology through the use of patents, the development of sales and marketing programs that provide for incentives to distributors, wholesalers and dealers who sell exclusively the printer manufacturers’ brand supplies (loyalty programs), and through campaigns intended to instill fear, uncertainty and doubt about the quality of third party supplies into the minds of the end user. Media Sciences competes with these manufacturers primarily by offering a compelling value proposition of quality, value (through lower end user costs and higher channel margins) and choice.

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

We have also seen an increase in competition from other aftermarket participants. Aftermarket competition can be categorized as remanufactured product or “new build.” A remanufactured product is produced by procuring, disassembling and cleaning used OEM cartridges, and then replacing certain parts and refilling the cartridge. Consistent quality and source of supply are challenging to remanufacturers of color toner cartridges.

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

Research and Development

We define the aggregate of all business color printers sold in a trailing three year period as the installed base. Based on Media Sciences products available for sale at June 30, 2009, we believe we manufacture supplies for use in approximately 22% of the overall installed base of business color printers in the United States and Western Europe.

We direct our research, engineering and development efforts primarily toward developing new products and processes and improving existing product performance. We strive to shorten our development times, bring products to market more quickly, and develop more products.

To Index

We have five goals in new product development:

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

Dependence on Major Customers

In 2009, four customers collectively represented 55% of our net revenues and 47% of accounts receivable at June 30, 2009. Among this group, the largest two customers represented 18% and 14%, respectively, of our net revenues and 21% and 12% of accounts receivable at June 30, 2009. In 2008, two customers represented 18% and 13% of our net revenues and 26% and 15%, respectively, of accounts receivable at June 30, 2008.

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

In 2009, one vendor represented 13% of our cost of goods sold. No other vendor represented 10% or more of our costs of goods sold in 2009. In 2008, four vendors represented 55% of our cost of goods sold, with no single vendor accounting for more than 18%.

Need for Government Approval

Not applicable.

Government Regulation

Not applicable.

To Index

Compliance with Environmental Laws

Not applicable.

Employees

We currently have 61 employees, who all work on a full-time basis.

ITEM 1A.	RISK FACTORS

We are subject to certain risks in our business operations. We have identified below certain risks which we believe may affect our business and the principal ways in which we anticipate that they may affect our business or financial condition. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In addition, the current global economic climate amplifies many of these risks.

RISKS RELATED TO OUR CORE BUSINESS OPERATIONS

We are at a competitive disadvantage because we operate in a market that is dominated by companies that are the original manufacturers of printers for which we supply products.

As a third party supplier of color printer consumables, we compete with original equipment printer manufacturers (OEMs) who are the dominant sources of color printer supplies. We are at a competitive disadvantage with these manufacturers who discount the cost of the printer hardware to gain market share, in an effort to capture the recurring profitable revenue stream of supplies, and the strength of their established brands and distribution often result in their product being the only option offered to a consumer. We compete with these manufacturers primarily by offering a compelling value proposition of quality, lower cost and choice, but if we are unable to compete with the OEMs, it could adversely affect our revenue and profitability through price reductions and loss of market share. Our most formidable competition in the color business printer space is the incumbent OEM. Our OEM competitors include Xerox, Oki, Konica Minolta, Dell, Samsung, Ricoh and Epson. In most cases, these OEMs enjoy market shares well in excess of 95%; some with market shares as high as 99%. These OEMs have certain inherent advantages due to the fact that they manufacturer the subject printers for which we produce competing solid ink and toner consumables. These OEM competitors also have much greater financial, technical, marketing, name recognition, and other resources. These competitors use several tactics to limit the penetration of supplies offered by their competitors, including the development of sales and marketing programs that provide for incentives to distributors, wholesalers and dealers that sell exclusively the printer manufacturers’ brand supplies, and through campaigns intended to instill doubt about the quality of third party supplies into the minds of the end user.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline.

The principal competitive factors in our products include: price, product performance and quality, time to market, marketing and access to distribution channels, product warranty, customer services, and product design. If we do not sufficiently differentiate our products on these factors, we may not be able to compete successfully against current and future competitors, and competitive pressures and functionally competitive products could require us to reduce the price of our products, and our business, operating results and financial condition will suffer. We expect competition to increase in the future from existing competitors and a number of companies that may enter our existing or future markets. The printer consumable industry is highly competitive on both a worldwide basis and a regional geographic basis. Our competitors and potential competitors range from large international original equipment printer manufacturers to numerous large and small providers of discounted remanufactured product. Some of our current and potential competitors have substantially greater financial, technical, sales and marketing resources than we have, and they may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of their current

To Index

and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share and production economies. Such competition could materially adversely affect our ability to sell our products on terms favorable to us.

We may need to change our pricing models to compete successfully.

The highly competitive markets in which we compete can put pressure on us to reduce the prices of our products. As a result, we may not be able to maintain our historical prices and margins, which could adversely affect our business, results of operations and financial condition. We believe that competition will increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on our operating results. Decreasing prices resulting from competition and technological changes require us to sell a greater number of products to achieve the same level of net revenues and gross profit. If this occurs and we are unable to attract new customers and sell increased quantities of products, our revenue growth and profitability could be adversely affected. Any broad-based changes to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements, and our customers adjust to, the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products.

We rely on a small number of suppliers to provide key components for our products.

Our manufacturing process requires a high volume of quality raw materials and components from third-party suppliers. Our reliance on a small number of suppliers may result in product delays or price increases, and receipt of defective products from these suppliers could reduce product reliability and harm our reputation. We generally purchase raw materials, components and products using purchase orders and have no guaranteed supply arrangements with the suppliers, however, we use some components that are not common to the rest of the personal computer and consumer electronics industries, and a number of our products utilize custom components. Some key components and raw materials, including certain toners and electronic chips, may be obtained only from a single supplier or a limited group of suppliers, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations.

From time to time, vendors may cease to do business with us for various reasons, or change pricing or other terms and conditions. Any such termination or the implementation of such changes could have a material adverse impact on our financial results. The loss of, or change in, business relationship with key suppliers, could negatively impact our competitive position. Additionally, a merger or consolidation among our suppliers could result in price increases which would adversely impact our results of operations.

Even where alternative sources of supply may be available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse affect on our financial performance. Moreover, if actual demand for our products is different than expected, we may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of products. Any or all of these factors could materially and adversely affect our business, financial condition and results of operations.

We rely on indirect distribution channels and major distributors that we do not control, and any failure to maintain on-going sales through, or expand, distribution channels could result in lower revenues.

We rely significantly on independent distributors and resellers to market and distribute our products. We do not control our distributors and resellers, and they are not obligated to buy our products and could also represent other lines of products. We need to carefully monitor the scope and development of our indirect sales channels and create appropriate pricing, sales force compensation and other distribution parameters to maintain on-going sales and to expand distribution channels, or our revenues and/or profits may be reduced. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining existing relationships and further establishing and expanding relationships with new distributors and resellers. It is possible that we will not be able to successfully expand our distribution channels, secure business with additional distributors and resellers on commercially

To Index

reasonable terms or at all, or otherwise adequately continue to develop and maintain our existing distribution relationships. Additionally, as we attempt to attract and penetrate additional distributors and resellers, we may need to increase corporate branding and marketing activities, which could increase our operating expenses, and even if we invest resources in these types of expansion, our overall revenues may not correspondingly increase. Accordingly, these efforts, if not sufficiently effective, may actually reduce our profits.

Additionally, some of our distributors and resellers maintain inventories of our products for resale to their customers. If distributors and resellers reduce their inventory of our products, our business could be adversely affected. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays or defaults could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on commercial delivery services for delivery of raw materials and finished goods as well as delivery of our products to customers.

We generally ship our products in from our suppliers and to our customers by common carrier, including, but not limited to Concordia, DHL, FedEx, UPS Freight, United Parcel Service, and YRC. If we are unable to pass on to our customers future increases in the costs of our commercial delivery services, our profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

Our business is dependent on the continued growth of color printing as we derive revenues from a single group of similar and related products.

Our revenues are derived primarily from a single group of similar and related products, supplies for color printers, and a decline in demand or prices for these products or services could substantially adversely affect our operating results. We currently derive the majority of our revenues from the sale of solid ink sticks and toner cartridges for color business printers. We expect these products to continue to account for the majority of our revenues in the future. As a result, factors adversely affecting the pricing of or demand for such products, including difficult economic conditions, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition.

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

Our customer base is relatively concentrated. In our 2009 and 2008 fiscal years, two customers accounted for about 32% and 31%, respectively, of our entire net revenues. For the foreseeable future, we expect to continue to have a relatively highly concentrated customer base, and the loss of a significant customer would substantially reduce our revenues. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or delay or cancel orders, we may not be able to replace the business. Any changing, rescheduling or canceling orders by these customers may result in a significant decline in our revenues and profitability. Major customers may also seek and on occasion receive pricing, payment terms or other conditions that are less favorable to us. In addition, certain customers may form strategic alliances or collaborative efforts that could result in additional complexities in managing individual customer relationships and transactions. These factors could have a material adverse effect on our business, financial condition and results of operations.

To Index

We offer a liberal product warranty and expenses associated with the program could harm our revenues, substantially increase our costs, and cause volatility in our results of operations.

Our longstanding industry leading warranty is relatively liberal, providing in most cases, broader and more complete coverage than that provided by the original equipment printer manufacturer. Our warranty program exposes us to substantial costs that could harm our revenues, profit margins, and cause substantial volatility in our results of operations. We provide warranties for our products as to suitability for use in the intended printer models and that our products are free of defects that could cause damage to these printers. Costs covered include customary charges for the repair or replacement of the printer with an equivalent new or refurbished printer, at our sole discretion.

Some of the products we offer are internally complex and, despite extensive testing and quality control, may contain defects. We may encounter problems in the manufacture of our products that would reduce our profit margins or increase operating costs and lead to less interest in our products. Because we provide warranties to our customers, we may incur costs with remedying the problem. We may need to recall defective products if these defects are not discovered until after commercial shipment, issue credits to customers, impair and dispose of substantial inventories, and may incur substantial product warranty and service costs if our products damage customer printers. Any product defects could also cause damage to our reputation and result in loss of revenues, product returns or order cancellations, lack of market acceptance of our products, as well as increase our product warranty or service costs. Accordingly, any product defects could have a material and adverse effect on our business, results of operations and financial condition.

In 2002, we conducted a product recall after manufacturing defects in certain solid ink sticks caused damage to some customer print heads. The recall and related warranty expense cost us approximately $5.0 million. Since then, we have made substantial improvements in testing and quality control processes. Although we maintain quality control over our products in the manufacturing process, we may not become aware of any problems until after the products are sold. We cannot guarantee that the testing and quality control improvements we have implemented will be effective in preventing future recalls and similar or more substantial material adverse effects on our business and results of operations.

Due to the significance of our inventories, relative to our revenues, assets and equity, we are exposed to inventory risks which could adversely affect our financial position and results of operations.

We are particularly exposed to inventory risks as a result of our long product supply chain, particularly for toner-based products, and the resulting higher levels of inventory we maintain as a result. Although our products have a long and stable shelf-life, we are particularly subject to rapid technological changes that affect the market and pricing for the products we sell. We seek to minimize our inventory exposure through a variety of inventory management procedures and policies. However, if there were unforeseen product developments that created more rapid obsolescence or if vendors were to change their terms and conditions, our inventory risks could increase. We cannot guarantee that we will be successful in our efforts to mitigate our inventory risk and, in fact, many of the competitive and technological factors that drive this risk are beyond our control.

Covenants in our debt instruments could trigger a default adversely affecting our ability to execute our business plan, our ability to obtain further financing, and potentially adversely affect the ownership of our assets.

Upon the occurrence of an event of default under any of our loan agreements, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable, and terminate all commitments to extend further debt. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our debt facilities and our other indebtedness or be able to implement our business plan. If we are unable to repay our outstanding indebtedness, the bank could foreclose on all of our assets, which collateralize our borrowings. Accordingly, the occurrence of an event of default could have a material adverse affect on our financial position, results of operations, and our viability as a going concern.

We have been subject to financial and other covenants in our current and former credit facilities. Our current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as

To Index

defined in the loan agreements. Over the past year we have been out of compliance with certain financial covenants, which in each instance, was waived by our lenders. Our ability to meet our financial and other covenants can be affected by economic, market, and competitive events beyond our control; accordingly, we can provide no assurance that we will be in compliance in the future. Nor can we provide any assurance that should we again be out of compliance with our covenants that our lenders will provide future waivers.

In fiscal 2008 and 2009, we incurred net losses, and if we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development, potential acquisitions, or fulfill our present or future obligations.

We have incurred net losses in each of the prior two years totaling $3.4 million, contributing to our $2.6 million accumulated deficit at June 30, 2009, and collectively, between 2008 and 2009, we used about $2.9 million of cash by our operating activities. We believe that we may continue to incur net losses in the foreseeable future, as we expect to make continued investment in product development, and sales and marketing, and develop our manufacturing operations in an effort to grow our business and improve its profitability. We may find that our expansion plans are more costly than we currently anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses.

Our ability to generate sufficient cash flow from operations to fund our operations and product development, including the payment of cash consideration in any potential acquisitions, and the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot provide assurance that our business will generate sufficient cash flow from operations, or that we will be able to sell assets or raise equity or debt financings when needed or on desirable terms. An inability to fund our operations or fulfill outstanding obligations, whether as a result of an inability to generate sufficient cash flow from operations or otherwise, could cause us to delay or postpone our expansion plans, which would have a material adverse effect on our business, financial condition and results of operations.

We may seek to raise capital in the future to fund expansion plans, our ability to do so may be limited, and our failure to raise capital when needed could prevent us from growing.

While we believe that our existing cash resources and available debt financing will be sufficient to meet our anticipated cash needs for at least the next 12 months, if we seek to accelerate our growth plans or acquire other businesses, we may need to seek additional equity or debt financing. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or to obtain debt financing. The sale of additional equity securities or debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. If adequate funds are not available or are not available on acceptable terms, this would significantly limit our ability to support our expansion, take advantage of unanticipated opportunities such as acquisitions of businesses or technologies, develop or enhance products, or respond to competitive pressures.

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

Given our size, our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks. Expansion into international markets is important to our long-term success, and our inexperience in the operation of our business outside the U.S. increases the risk that our international expansion efforts might not be successful.

Net revenue outside the U.S. accounted for approximately 27% of our consolidated net revenue in fiscal 2009. These non-U.S. sales are primarily concentrated in Western Europe and are expected to grow at a rate faster than our U.S. business. We opened our first office outside the U.S. in January 2005, and have only limited experience with

To Index

operations outside the U.S. Expansion into international markets requires management attention and resources. These risks could harm our international expansion efforts, which would in turn harm our business and operating results.

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

We presently have four non-U.S. subsidiaries, Media Sciences U.K. Limited, Media Sciences Trading Ltd. (a Bermudan entity), Media Sciences (Dongguan) Company Limited (a Peoples Republic of China entity), and Media Sciences Hong Kong Co. Ltd. (a Hong Kong entity). These foreign subsidiaries are organized under the laws of their respective jurisdictions. Thus, holders of our securities should not conclude that assets and interests held by such foreign subsidiaries are subject to the same protections afforded similar entities incorporated in a United States jurisdiction.

RISKS RELATED TO OUR TECHNOLOGY AND THE NATURE OF OUR PRODUCTS

We operate in an industry characterized by increasingly rapid technological changes and our sales are dependent on the continued development of new technologies and products.

The markets for our products and services are characterized by: rapid technological change; increasing technical complexity of the products, for example, new chemical toners and use of complex new chip technologies; evolving industry standards; fluctuations in customer demand; changes in customer requirements; and frequent new product and service introductions and enhancements. Our future success depends on our ability to continually enhance our current products and develop and introduce new products and services that our customers choose to buy, and the failure to do so could render our products and services obsolete and result in a significant decrease in sales of our products and services. The timely availability of marketable new products is critical to our future success. We cannot guarantee that we will be successful in this effort. Our future success could be hindered by: delays in our introduction of new products and services; delays in market acceptance of new products and services or new releases of our current products and services; and our, or a competitor’s, announcement of new product or service enhancements or technologies that could replace or shorten the life cycle of our existing product and service offerings.

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

We are subject to legal proceedings and claims that arise in the ordinary course of our business, that our products infringe certain patent or other intellectual property rights, and the loss of any such lawsuit could have a material adverse affect on our business of supplying color printer consumables. It is possible that third parties, including competitors, technology partners, and other technology companies, could claim that our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. These types of claims, with or without merit, can cause costly litigation that absorbs significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims, with or without merit, could also cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements, and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. Further, if we are successful in challenging the validity of third party patents or other intellectual property, we may make it easier for other competitors to enter the market.

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

On June 23, 2006, Xerox Corporation filed a lawsuit against the Company alleging Media Sciences’ solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly. The suit seeks unspecified damages and fees. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees. We believe we have meritorious defenses and counterclaims and are pursuing them vigorously. The Company believes that its inks do not infringe any valid U.S. patents and therefore it has meritorious grounds for success in this case. On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company. Pre-trial discovery on the infringement action was completed in September 2007. Pre-trial discovery on the Company’s antitrust action was completed in July 2008. In March 2009, the court dismissed, without prejudice, the Company’s antitrust claims relating to Xerox’s loyalty rebate programs. In the ruling, the court relied on a 2001 settlement agreement between the parties resulting from a different matter, and found that before such claims are pursued, the Company must submit to arbitration. Certain other antitrust claims remain before the court. Both actions, which the court has ruled will be tried together, may be heard in the spring or summer of 2010. There can be no assurance, however, that we will be successful in our defense of this action. The loss of all or a part of this lawsuit could have a material adverse affect on our financial position and results of operations.

OTHER BUSINESS RISKS

If we fail to manage our operations and grow revenues or fail to continue to effectively control expenses, our future operating results could be adversely affected.

The scope of our operations and the geographic area of our operations have expanded. Future growth could place a significant strain on our managerial, operational and financial resources. To manage any future growth effectively, we need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way.

We can provide no assurance that the market we serve will continue to grow. We also can provide no assurance that we will be successful in developing and introducing new products or that any new products we may introduce will actually increase our revenue growth rate. If we experience a shortfall in revenue in any given quarter, due to the fixed nature of many of our expenses, we may not be able to further reduce operating expenses quickly in response. Any significant shortfall in revenue therefore could immediately and adversely affect our results of operations for that quarter. Accordingly, our revenue growth, profitability and cash flows from operating activities could be lower than in recent years.

To Index

If we are unable retain key executive and management personnel, we may not be able to manage and execute our business plan.

Our success depends, in large part, upon the services of a number of key employees. Other than our founder and Chief Executive Officer, Michael W. Levin, with whom we have had written employment agreements and for whom we maintain a key-person life insurance policy, our executive officers and key employees are at-will employees or have employment contracts with six-month terms or less and are not covered by key-person life insurance policies. Competition for these types of employees is intense, and it is possible that we will not be able to retain our key employees and that we will not be successful in attracting, assimilating and retaining qualified candidates in the future.

If we cannot attract and hire enough qualified employees, it will adversely affect our ability to manage our business, develop, acquire new products and increase revenue.

The effective management of our business depends upon our ability to retain skilled technical, managerial, finance, manufacturing and marketing personnel. If any of those employees leave, we will need to attract and retain replacements for them. To achieve our growth objectives, we also need to add key personnel in the future. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers. We might not attract and retain enough qualified personnel to support our anticipated domestic or international growth and our increasingly complex product offerings. The temporary companywide salary and compensation concessions we implemented in fiscal 2009, which remain in effect, further heighten these risks.

We may incur substantial additional costs to motivate, attract, and retain key employees.

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

To Index

Disruption of our operations at our corporate headquarters could negatively impact our ability to operate

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

From our inception in May 1987, we have made a number of strategic acquisitions. In connection with prior acquisitions, we recorded approximately $4.9 million as intangible assets and goodwill, of which approximately $0.4 million had been amortized and $0.9 million written off. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines and/or technologies. Our growth is dependent upon market growth, growth in market share, our ability to enhance existing products and services, and our ability to introduce new products on a timely basis.

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

To Index

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

In addition, acquisitions also expose us to the risk of claims by terminated employees, stockholders of the acquired companies or other third parties related to the transaction. If we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. In a number of our acquisitions, we have agreed to make future payments, or earn-outs, based on the performance of the businesses we acquired. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business of certain specified bookings, revenue, product proliferation, and product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt. Any of these events could have a material adverse effect on our business, operating results and financial condition.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our financial condition and results of operations.

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended June 30, 2005, we took an asset impairment charge of $0.9 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $3.6 million at June 30, 2009, so if we are required to take such additional impairment charges, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

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

Significant judgment is required in determining our provision for income taxes and appropriate valuation allowances for our deferred tax assets. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. We provide for tax liabilities on our Consolidated Balance Sheets unless we consider it probable that additional taxes will not be due. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of such issues. In addition, we cannot assure you that such amounts will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.

Given the complexity of our international operations, in relation to the size of our company, changes in accounting regulations and related interpretations and policies, pose a greater risk that we could recognize lower revenue and profits, adversely impact our ability to provide financial guidance, and negatively affect our results of operations, stock price and our stock price volatility.

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

To Index

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

If we fail to maintain an effective internal control over financial reporting, if our management does not timely assess the adequacy of such internal controls, or if our independent registered public accounting firm does not timely attest to the evaluation, we could be subject to regulatory sanctions and the public’s perception of our company may decline and the trading price of our stock could drop significantly. Ongoing compliance with these requirements is complex, costly and time-consuming. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Beginning during our fiscal year ending June 30, 2010, and annually thereafter, our Form 10-K must include a report from our independent registered public accounting firm publicly attesting to the adequacy and effectiveness of our internal controls. We do not know if in the future we will obtain a favorable report from our independent registered public accounting firm regarding our internal control over financial reporting. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only limited assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

RISKS OF OWNING OUR COMMON STOCK

Our stock price has been volatile, and you could lose the value of your investment.

Our stock price has been volatile and has fluctuated significantly in the past and your investment in our stock could lose some or all of its value. For example, during the past twelve months ended June 30, 2009, the closing sales price of our common stock has fluctuated from a high of $2.29 per share to a low of $0.15 per share. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to the following:

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

To Index

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

Our board is empowered to issue, without stockholder approval, preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. While we do not currently have any shares of preferred stock outstanding, our Certificate of Incorporation, as amended, authorizes a class of 5,000,000 shares of preferred stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors, of which 1,000,000 shares were previously designated as Series A Preferred Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

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

We may not be able to maintain our listing on NASDAQ, which may limit the ability of our stockholders to resell their common stock in the secondary market.

Although our common stock is currently listed on the NASDAQ Capital Market, we might not meet the criteria for continued listing on NASDAQ in the future. If we are unable to meet the continued listing criteria of NASDAQ and become delisted, trading of our common stock could be conducted in the Over-the-Counter Bulletin Board. In such case, an investor would likely find it more difficult to dispose of our common stock or to obtain accurate market quotations for it. NASDAQ has certain quantitative maintenance criteria for the continued listing of common stock, including maintaining a minimum closing bid of $1.00 per share. On September 15, 2009, we received notice from the NASDAQ indicating that the bid price of the Company’s common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under NASDAQ Marketplace Rule 5550(a)(2). Pursuant to NASDAQ Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until March 15, 2010, to regain compliance. If we fail to maintain continued listing on NASDAQ and must move to a market with less liquidity, our stock price would likely decline. If we are delisted from NASDAQ, it could have a material adverse effect on the market price of, and the liquidity of the trading

To Index

market for, our common stock. If our common stock is delisted from NASDAQ, it will become subject to the Securities and Exchange Commission’s ‘‘penny stock rules,’’ which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and ‘‘accredited investors.’’ Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of stockholders to sell their common stock in the secondary market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We maintain our executive offices in Oakland, New Jersey, pursuant to a lease expiring on January 31, 2010. We hold an option to extend the expiration of this lease to January 31, 2015. We occupy approximately 41,800 square feet, including warehousing and manufacturing.

We maintain two sales offices in the United Kingdom. We are also subject to a lease expiring on May 31, 2011 for our former facility in Allendale, New Jersey. We have entered into a sublease expiring on May 31, 2011, the expiration date of our lease. The sublease provides for annual rent payments to us of $180,000.

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

Location	Approximate Square Feet	Approximate Annual Rent	Use	Lease Expiration Date
8 Allerman Road Oakland, NJ 07436	41,800	$300,000	Executive Offices, Warehouse, and Manufacturing Facility	January 31, 2010

40 Boroline Road Allendale, NJ 07401	15,400	$209,000	Former offices, now being sublet.	May 31, 2011

Suite 10 East Devon Business Centre Heathpark Way Honiton, Devon, EX14 1SF United Kingdom	216	$ 9,000	Office	Month-to-month

Room F7 Worth Corner Pound Hill Crawley, West Sussex RH10 7SL United Kingdom	195	$ 5,000	Office	Month-to-month

To Index

ITEM 3.	LEGAL PROCEEDINGS

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly. The suit seeks unspecified damages and fees. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees. On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company. Pre-trial discovery on the infringement action was completed in September 2007. Pre-trial discovery on the Company’s antitrust action was completed in July 2008. In March 2009, the court dismissed, without prejudice, the Company’s antitrust claims relating to Xerox’s loyalty rebate programs. In the ruling, the court relied on a 2001 Settlement Agreement between the parties resulting from a different matter, and found that before such claims are pursued, the Company must submit to arbitration. Certain other antitrust claims remain before the court. Both actions, which the court has ruled will be tried together, may be heard in the spring or summer of 2010. The loss of all or a part of the patent infringement claims could have a material adverse affect on our results of operations and financial position. The Company believes that its inks do not infringe any valid U.S. patents and that it therefore has meritorious grounds for success in this case. The Company intends to vigorously defend these allegations of infringement. There can be no assurance, however, that the Company will be successful in its defense of this action. Proceeds of this suit, if any, will be recorded in the period when received.

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

Other than the above, as at June 30, 2009, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

To Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ stock exchange under the symbol “MSII”.

The following table sets forth for the periods indicated, the high and low closing sale prices for a share of our common stock, during the relevant periods, as reported by NASDAQ.

Fiscal Year	Quarter Ended	High	Low
2008	September 30, 2007	$6.22	$5.04
	December 31, 2007	$5.95	$4.01
	March 31, 2008	$4.35	$2.80
	June 30, 2008	$3.85	$1.95
2009	September 30, 2008	$2.29	$1.46
	December 31, 2008	$1.65	$0.31
	March 31, 2009	$0.50	$0.15
	June 30, 2009	$0.58	$0.29

Holders

On September 15, 2009, there were 292 stockholders of record of shares of our common stock. We estimate that approximately 1,300 persons held shares in “street name” as of such date.

Dividends

We have never declared any cash dividends on our common stock. Future cash dividends on the common stock, if any, will be at the discretion of our Board of Directors and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, debt restrictions, and other factors that the Board of Directors may consider important.

No shares of preferred stock are presently outstanding.

Transfer Agent

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

To Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

We took decisive action in fiscal 2009 to right-size our overhead and operating costs with our operating revenues. These cost reduction initiatives helped us realize over the year about $4,800,000 of annual run-rate savings versus our cost structure existing in our prior fiscal year ended June 30, 2008. Our cost reduction and working capital reduction efforts in fiscal 2009 were comprised of the following elements:

•	Reductions in force – During the year we reduced our employee headcount by about 27%.
•

Company-wide compensation concessions – We implemented a company-wide 10% salary, wage and bonus concession until certain profitability measures are achieved over a contiguous six-month period. Our Directors also waived their cash compensation until they determine the present economic uncertainties facing the company have passed. These temporary measures, implemented in late January 2009, are still in effect and expected to generate about $570,000 in annualized run-rate savings.

•

Initiative to reduce operating costs – During the year we executed on our cost reduction plan initiatives. These efforts were company-wide and broad-based. During the year we realized savings among elements of our costs of goods, research and development, and our selling, general and administrative costs, including advertising, legal and professional, travel and entertainment, and facilities costs.

•

Closure of our start-up manufacturing operations in China – Start-up costs associated with these ceased operations totaled $891,000 in our year ended June 30, 2009 and about $885,000 in our prior fiscal year ended June 30, 2008. We are actively pursuing alternative means of achieving our short term and strategic goals that were to be addressed by the China operation. In 2009, we recognized impairment charges totaling $1,009,000, which were primarily associated closure of the facility in China.

•

Inventory management initiative – We achieved a $2,824,000 or a 31% reduction in inventories from $9,216,000 at June 30, 2008 to $6,392,000 at June 30, 2009. Based on our ending inventory levels, which include raw materials, we achieved an 84 day or 29% reduction in our days in inventory from 292 days at June 30, 2008 to 208 days at June 30, 2009. This continuing initiative is a multi-faceted plan which integrates detailed SKU level sales forecasting with statistical modeling that accounts for demand variability based on historic order volatility. Other elements of the plan include a reduction in minimum order quantities from providing vendors with rolling forecasts of our production needs.

During the year ended June 30, 2009, as compared to the same period last year, net revenues decreased by $2,520,000 or 10% from $24,238,000 to $21,718,000.  Evaluating our year-over-year revenues, we experienced a 1% nominal decline in gross ink and toner consumable revenues, before the effect of an increased level of customer rebates, the revenue impact resulting from the strong U.S. Dollar, and year-over-year declines in revenues associated with INKlusive initial printer placements. In the most recent quarter ended June 30, 2009, we saw the return of top-line sequential growth, as our new product introductions helped us achieve an 8.5% growth over the prior quarter.

The global recession has generally impacted both the timing and size of our customer orders. In addition to this, we believe that we saw in our fiscal second and third quarters the effects of inventory level contractions at many of our distribution customers.  As an aftermarket manufacturer of quality business products we experience a confluence of positive as well as negative implication from the general economic environment. On one hand, we believe that the theme of heightened emphasis on corporate cost reduction does play well to our strengths as a quality and value alternative to the OEM product. Here we are seeing some encouraging signs of corporate activity in assessing

To Index

lower printing procurement options. However, to date this activity has not materialized into significant incremental revenue. On the other hand, corporate headcount reductions and a reduced level of economic activity do adversely impact consumption of color consumables as fewer pages are printed and greater substitution occurs with less expensive monochrome printing.

In addition to the slower economic climate over the year, turbulence in the European currency markets also adversely affected our financial performance in our fiscal year. The effects foreign currencies had on our 2009 operating results are discussed below.

Analysis of 2009 and 2008 Results of Operations

The following items significantly impacted our reported results of operations in 2009 and 2008. Collectively, in 2009, these items reduced our reported gross profit by $1,697,000, pretax income by $3,520,000, net income by about $2,845,000, and earnings per share by about $0.25. Collectively, in 2008, these items reduced our reported gross profit by $287,000, pretax income by $3,335,000, net income by about $2,019,000, and earnings per share by about $0.19.

Impairment Charge. During the year ended June 30, 2009, charges totaling $1,009,000 (about $666,000 after tax or about $0.06 per share) were recognized related to the decision to close a not yet operational manufacturing facility in China. These impairment charges are in addition to the costs we incurred during the year associated with the start-up of these operations.

Foreign Currency Devaluation. In 2009, our US dollar translated revenues were adversely affected by devaluation of the British pound and euro. Respectively, we experienced a 19% and 10% year-over-year decline in the average conversion rates for our pound and euro denominated sales, which was partially mitigated by price increases that we implemented in January. We estimate that devaluation of the European currencies reduced our reported net revenues by about $800,000 during the year ended June 30, 2009. The financial impact of this flowed directly through to our gross profit, adversely impacting our gross margin by about 200 basis points. In addition, the devaluation of the pound and euro also resulted in the realization of currency exchange losses in the amount of $210,000 for the year, which are included in our reported selling, general and administrative expense. All told, the devaluation of the pound and euro adversely impacted our reported operating pretax results by about $1,010,000 (about $667,000 after tax or about $0.06 per share) for the year ended June 30, 2009. We incurred no material foreign exchange gains or losses in the comparative fiscal year ended June 30, 2008.

Business Formation and Start-up Costs. During the year ended June 30, 2009, we recognized about $891,000 (about $588,000 after tax or about $0.05 per share) of expenses associated with formation and start-up of our manufacturing operations in China. In the comparative period, the year ended June 30, 2008, we recognized about $885,000 (about $531,000 after tax or about $0.05 per share) of China formation and start-up expense.

SFAS No. 123(R) Non-cash Expense. Our operating results for the year ended June 30, 2009 include $777,000 of pretax non-cash stock-based compensation expense ($502,000 after tax or about $0.04 per share). In the comparative period, the year ended June 30, 2008, we recognized $474,000 of pretax non-cash stock-based compensation expense ($303,000 after tax or about $0.03 per share).

Litigation. During the year ended June 30, 2009, we incurred $436,000 of expense (about $288,000 after tax or about $0.02 per share) associated with litigation. In August 2008, the first fiscal quarter of 2009, we settled litigation with our former insurance broker in the amount of $1,500,000 (about $990,000 after tax or about $0.08 per share). In the comparative period, the year ended June 30, 2008, our costs of litigation totaled $1,689,000 (about $1,013,000 after tax or about $0.09 per share). For more information regarding our litigation, see Note 5 to the Consolidated Financial Statements.

Valuation Allowance. During the year ended June 30, 2009, we established a valuation allowance in the amount of $532,000 for deferred tax assets previously recorded as it was deemed more likely than not that certain State net operating loss carry forwards and other future deductible temporary differences included in our deferred tax assets will not be realized. This non-cash adjustment reduced our net income by $532,000 or about $0.05 per share.

To Index

Product Warranty. During the year ended June 30, 2009, we increased our product warranty reserves by $238,000 due to an increase in our claims experience. This non-cash charge increased our recognized warranty expense in 2009. During 2009, we recognized $1,562,000 of warranty expense, a $685,000 increase over the $877,000 recognized in 2008. This $685,000 increase in 2009 (about $452,000 after tax or about $0.04 per share) compares with a $153,000 increase in 2008 (about $92,000 after tax or about $0.01 per share).

Inventory Reserves. During the year ended June 30, 2009, we increased our inventory obsolescence reserves by $212,000. This non-cash charge increased our cost of goods sold and reduced our reported gross profit by $212,000, reducing our reported gross margin by about 100 basis points. This charge reduced our reported net income by about $140,000 or about $0.01 per share. In the comparative period, the year ended June 30, 2008, we increased our inventory obsolescence reserves by $134,000, reduced our reported gross profit by the same amount, our reported gross margin by about 55 basis points, and reported net income by about $80,000 or about $0.01 per share. For both periods, these additional reserves were primarily related to inventories of our older and slower-moving toner-based products.

Net revenues, cost of goods sold, gross profit, gross margin, income from operations, net income, and diluted earnings per share are the key indicators we use to monitor our financial condition and operating performance. The above referenced litigation, business start-up and non-cash expenses are included in the summary information presented below (in thousands, except per share data).

	1st	2nd	3rd	4th	Full
Fiscal 2009	Quarter	Quarter	Quarter	Quarter	Year
Net revenues	$5,752	$5,157	$5,184	$5,625	$21,718
Cost of goods sold	$3,131	$3,035	$3,081	$3,576	$12,823
Gross profit	$2,621	$2,122	$2,103	$2,049	$8,895
Gross margin	45.6%	41.2%	40.6%	36.4%	41.0%
Income (loss) from operations	$901	$(814)	$(1,583)	$0	$(1,496)
Operating margin	15.7%	(15.8)%	(30.5)%	0.0%	(6.9)%
Net income (loss)	$477	$(517)	$(1,496)	$(140)	$(1,675)
Diluted income (loss) per share	$0.04	$(0.04)	$(0.13)	$(0.01)	$(0.14)

	1st	2nd	3rd	4th	Full
Fiscal 2008	Quarter	Quarter	Quarter	Quarter	Year
Net revenues	$6,431	$5,685	$6,474	$5,647	$24,238
Cost of goods sold	$3,486	$3,083	$3,409	$3,156	$13,134
Gross profit	$2,945	$2,602	$3,065	$2,491	$11,104
Gross margin	45.8%	45.8%	47.4%	44.1%	45.8%
Loss from operations	$(334)	$(839)	$(791)	$(1,080)	$(3,043)
Operating margin	(5.2)%	(14.8)%	(12.2)%	(19.1)%	(12.6)%
Net loss	$(187)	$(485)	$(488)	$(664)	$(1,824)
Diluted loss per share	$(0.02)	$(0.04)	$(0.04)	$(0.06)	$(0.16)

RESULTS OF OPERATIONS

Net Revenues. In fiscal 2009, consolidated net revenues decreased by $2,520,000 or 10% to $21,718,000, from $24,238,000 in fiscal 2008. Sales of color toner cartridges increased by about 2% over fiscal 2008 while sales of solid inks contracted by about 11%. Revenues associated with initial placements of printers under our discontinued INKlusive program decreased by approximately 71%, year-over-year, as we focused on our core consumable business. The most significant drivers of the 10% decrease in net revenues were an increase in the year-over-year level of customer rebates and the effect of European currency devaluation against the US dollar. We ended the 2009 fiscal year with an order backlog of $241,000 versus $200,000 at June 30, 2008.

In fiscal 2008, consolidated net revenues increased by $1,721,000, or 8% to $24,238,000. 2008 sales of color toner cartridges increased by about 48% over 2007 while sales of solid inks contracted by about 12%. Overall, our net revenue growth in fiscal 2008 was driven primarily by sales from new products introduced over the year, and to a

To Index

lesser extent, an increase in market share for some of our existing products, and continued growth of the installed base of color business printers for which we manufacture products.

The following summarizes the products we introduced in fiscal 2009. In March 2009, we began shipping toner cartridges for use in the following products: Oki® C5650, C5750, C5850, C5950, C6000, C6050, and Samsung® CLP-350 business color printers. In June 2009, we began shipping three new products: toner cartridges for use in Dell® 1320c, 2130cn, and 2135cn MFP; Oki C3300, C3400n, C3450, C3520 MFP, C3530 MFP, C3600, C9600, C9650, and C9800; and Xerox® Phaser™ 6125, 6130, and 7400 business color printers.

We expect the sales growth of color toner-based products to continue to outpace that of color solid ink products in 2010 and beyond. Currently, we offer products for a fraction of the toner-based color laser market. The market for toner-based color business printer consumables is about twenty-five times larger than that of the color solid ink segment. Our business strategy and development efforts recognize and are aligned with the greater market opportunity that the toner-based product segment of the market represents. Accordingly, we expect our toner-based product sales growth to continue to outpace that of our solid ink products for the foreseeable future. Media Sciences currently manufactures solid inks for use in almost all available color business solid ink printers. Outside the color business segment, we continue to formulate solid inks for our growing industrial marking business.

Cost of Goods Sold

Cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight – In fiscal 2009, our cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight costs, decreased by $996,000 or 9% to $10,163,000 (47% of net revenues) from $11,159,000 (46% of net revenues) in the prior fiscal year ended June 30, 2008. Aside from the year-over-year effects of rebates and currency devaluation on the percentage of net revenues, we realized about $650,000 or 280 basis points of margin improvement driven by our cost reduction efforts through the year. These cost reduction efforts were particularly noticeable in our: (1) direct labor costs; (2) plant expenses; and (3) realized reductions in our inbound freight costs. Despite the continued trend toward a sales mix more weighted toward toner-based products, which typically carry lower margins than solid ink products, sales mix only had a nominal effect on cost of goods margins due to a substantially lower volume of INKlusive printer placements in 2008.

Between fiscal 2007 and 2008, our cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight costs, increased by $2,665,000 or 31% to $11,159,000 (46% of net revenues) from $8,494,000 (38% of revenues) in the prior fiscal year ended June 30, 2007. About 45% or about $1,200,000, of the total 800 basis point decrease in margins was attributable to shifts in our product sales mix from a greater proportion of solid ink products to a greater proportion of toner-based products, which typically carry lower gross margins. The remaining 55% or about $1,500,000, of the total 800 basis point decrease in margins was attributable to a combination of lower effective average selling prices, higher year-over-year production and shipping costs, and sales mix shifts among our toner-based products. During 2008, we generally reduced our average selling prices to the office products and technology channels and reduced prices on some less differentiated products to address competitive offerings. Increased product and labor costs also contributed to the increase in our costs of goods sold in 2008.

Depreciation and amortization – Depreciation and amortization associated with our manufacturing decreased by $31,000 or 6% in fiscal 2009 over 2008. These same costs decreased by $44,000 or 7% in fiscal 2008 over 2007. These year-over-year changes are primarily driven by retirements or additions to our installed base of tool and die assets. These tool and die assets, which are used to manufacture toner cartridges, are amortized over an average estimated useful life of three years. During the year ended June 30, 2009, we invested $855,000 in various property and equipment that will be depreciated and amortized over useful lives of three to seven years. During the preceding year ended June 30, 2008, we invested $713,000 in similar assets having comparable useful lives. Most of these capital expenditures were associated with our manufacturing operations. The depreciation and amortization generated by these manufacturing assets is classified as a component of cost of goods sold. Depreciation and amortization related to assets employed in our research and development activities is classified as a component of research and development expense. All other depreciation and amortization is classified as a component of selling, general and administrative expense

To Index

Product warranty – In fiscal 2009, product warranty costs increased by $685,000 or 78% to $1,562,000 (7.2% of net revenues) from $877,000 (3.6% of net revenues) in 2008. The year-over-year increase in our warranty expense is related to one of our products where a latent issue was determined to have been caused by a change in manufacturing processes by one of our vendors. While the issue is now resolved, we expect a higher than normal rate of warranty claims in the near future, and have increased our warranty reserve commensurately. In our fiscal 2007 and 2006 years, warranty expense represented 3.2% and 4.1% of net revenues, respectively. In addition, we have made substantial investments in production processes and testing which should result in a substantially reduced level of claims in fiscal 2010 and future years.

Shipping and freight – Outbound shipping and freight cost to customers increased by $33,000 or 6% in fiscal 2009 over 2008. Adjusting for the net revenue impact of an increased year-over-year level of rebate and currency devaluation impact, we realized only a nominal increase in our shipping and freight costs during 2009, this was achieved despite noticeable year-over-year increases in these costs. In fiscal 2008 over 2007, shipping and freight cost to customers also increased by $32,000 or 6%, primarily driven by increases in sales volumes. In fiscal 2010, we do not expect to realize significant improvements in our ratio of shipping and freight costs to net revenues. Further increases in transportation costs may actually result in increases to these costs unless we can successfully offset or pass along such costs.

Gross Profit. 2009 consolidated gross profit decreased by $2,209,000 or 20% to $8,895,000 from $11,104,000 in 2008. In fiscal 2009, our gross margin was 41% of net revenues as compared with 46% of net revenues in 2008. Virtually all of this 500 basis point decrease in margins is attributable to our increased year-over-year level of rebates and the impact of currency devaluation. Our gross margins were also affected by year-over-year increases in our warranty costs, offset by realized reductions in our product costs. These items are more fully discussed under the Cost of Goods Sold caption above.

2008 consolidated gross profit decreased by $1,086,000 or 9% to $11,104,000 from $12,190,000 in fiscal 2007. In fiscal 2008, our gross margin was 46% of net revenues as compared with 54% of net revenues in 2007. See the Cost of Goods Sold caption above for a full discussion of items affecting our 2008 gross profit.

As in prior years, changes in our gross margins in fiscal 2010 will be a function of the significance of shifts we may experience in our solid ink versus toner-based product sales mix. Fiscal 2010 gross margins will also be affected by the incremental impact of new products we may launch in the fiscal year and the extent of their success, measured in unit volumes. We have in development several color toner-based products which if launched are expected to carry margins that are lower than our overall gross margins in fiscal 2009. The impact on our margins will be a function of our sales volumes associated with these products. If we are successful with these new products, it is likely that our gross margins in fiscal 2010 may reflect some further erosion. Increases in raw material or inbound shipping costs may also decrease our margins unless they can be offset by manufacturing efficiencies. Further, competitive pressures in the markets for our products may also adversely impact our margins as we may need to respond with reductions in our product average selling prices (ASPs) to maintain market share.

Research and Development. In fiscal 2009, research and development spending decreased by $498,000 or 27% over 2008. In fiscal 2008 over 2007, research and development spending increased by $114,000 or 7%. The decline in our fiscal 2009 research and development spending was the result of our broad-based initiatives to reduce our operating costs. Looking into fiscal 2010, we expect our research and development spending to remain at a similar to slightly lower percentage of net revenues.

Selling, General and Administrative. In fiscal 2009, selling, general and administrative expense, exclusive of depreciation and amortization, decreased by $2,752,000 or 23% over 2008. This decrease was primarily driven by our broad-based efforts to reduce our operating costs, in particular, lower compensation and benefits, legal and professional, advertising, and travel and entertainment costs. As noted in the Executive Summary, our 2009 selling, general and administrative expense, exclusive of depreciation and amortization, includes several significant expenses that were unusual or of a non-recurring in nature. These items include: (1) $891,000 of costs associated with the start-up activities for our operations in China, which have ceased; (2) $210,000 of realized currency exchange losses; and (3) $436,000 of litigation costs.

To Index

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

Depreciation and Amortization. In fiscal 2009, non-manufacturing and non-research and development depreciation and amortization expense decreased by $15,000 or 4% over 2008. This decrease is attributed to efforts by the company to reduce its capital expenditures. In fiscal 2008, non-manufacturing and non-research and development depreciation and amortization expense increased by $65,000 or 21% over 2007. The increase in 2008 is attributed to leasehold improvements, information technology and furniture and fixture additions, driven by staff additions and upgrades to our information technology infrastructure. In fiscal 2010, we expect selling, general and administrative depreciation and amortization to remain similar to 2009 levels.

Interest Expense, net. In fiscal 2009, we had net interest expense of $355,000, inclusive of $85,000 of non-cash debt discount amortization, versus net interest expense of $93,000 in 2008. The year-over-year increase in net interest expense is due to increases in our level of borrowing, including our $1,250,000 convertible debt issuance completed in our fiscal 2009 year.

Income Taxes. For the year ended June 30, 2009, we recorded an income tax benefit of $176,000 as compared with an income tax benefit of $1,312,000 for the year ended June 30, 2008. For the years ended June 30, 2009 and 2008, our effective tax rate was 9% and 42%, respectively. Our effective tax rate for the year ended June 30, 2009 reflects the establishment of a valuation allowance in the amount of $532,000 for deferred tax assets previously recorded as it was deemed more likely than not that certain State net operating loss carry forwards and other future deductible temporary differences included in our deferred tax assets will not be realized. Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities.

We believe that it is more likely than not that the net remaining deferred tax assets of approximately $1,110,000 at June 30, 2009 will be realized, based primarily upon forecasted taxable income. Although we have experienced operating losses in the past two years, we anticipate operating profits and taxable income in fiscal 2010 and thereafter, resulting from reductions we have achieved in our operating costs, our expectations regarding our ability to achieve further cost savings, and our expectations regarding the prospects for future revenue growth. The minimum annual taxable income required to realize the deferred tax assets over the 20-year net operating loss carry-forward period is approximately $165,000.

Net Income. For the year ended June 30, 2009, we lost $1,675,000 from operations or $0.14 per share basic and fully diluted, as compared to the year ended June 30, 2008, where we lost $1,824,000 from operations or $0.16 per share basic and fully diluted. As discussed in the Executive Summary, our fiscal 2009 and 2008 results were adversely impacted by a number of significant cash and non-cash items, some of which were non-recurring in nature. In 2009, these items included the $1,500,000 litigation settlement we received and the $1,009,000 impairment charge we recognized associated with the Company’s decision to close its not yet operational manufacturing facility in China.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended June 30, 2009, our cash and equivalents increased by $314,000 to $551,000. $401,000 of this increase resulted from operating activities, $855,000 was used in investing activities, and $805,000 was provided by financing activities. Net cash used in investing activities of $855,000 included the purchase of equipment, tooling and leasehold improvements, representing an increase of $142,000 or 20% over the comparable investment of $713,000 for the year ended June 30, 2008. These capital investments were primarily funded by a $1,250,000 convertible debt financing completed in September 2008.

To Index

We generated $401,000 of cash from operating activities for the year ended June 30, 2009 as compared with our operating activities using $3,258,000 in the year ended June 30, 2008. The $401,000 of cash generated by operating activities for the year ended June 30, 2009 resulted from a $1,675,000 loss from operations, which included $1,500,000 received on settlement of litigation, non-cash charges totaling $3,056,000, and $980,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $980,000 increase in our non-cash working capital include: (1) a $2,806,000 reduction in our trade obligations and other accrued expenses; (2) a $420,000 reduction in our deferred revenues, associated with our INKlusive program; and (3) a $256,000 increase in our accounts receivable, primarily driven by increased sales activity late in our fiscal fourth quarter. These increases in working capital were partially offset by inventory reductions, net of reserve changes in the amount of $2,615,000, achieved during 2009.

Our new Chief Operating Officer, Robert Ward, who succeeded Lawrence Anderson when he retired in late July 2008, developed a multi-faceted plan to better manage our toner-based product inventories and supply chain. The plan integrates detailed SKU level sales forecasting with statistical modeling that accounts for demand variability based on historic order volatility. Other future elements of the plan include a reduction in minimum order quantities through our providing vendors with rolling forecasts of our production needs and the adoption of quality assurance and control processes at the vendor or closer to the production. During the year ended June 30, 2009, our inventory levels decreased by $2,824,000 or about 31%, inclusive of changes in reserves, to $6,392,000 from $9,216,000. Based on these year-end inventory levels, which include raw materials, we have achieved an 84 day or 29% reduction in our days in inventory from 292 days at June 30, 2008 to 208 days at June 30, 2009.

During the year ended June 30, 2008, our inventory levels, inclusive of inventory reserve changes, increased by $3,414,000 or about 59% to $9,216,000 from $5,802,000. The increase in raw materials and finished goods inventories was partially due to new product introductions and those we were preparing to launch.

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

Our INKlusive program generated operating cash flow in advance of the income statement recognition associated with printer consumables being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement. This advanced funding of the INKlusive contract consideration by a third-party leasing company resulted in up-front cash receipts and corresponding deferred revenue obligations. As of June 30, 2009, deferred revenue associated with the program totaled $248,000, a decrease of $420,000 from $668,000 at June 30, 2008. The operating cash flow effect of this decrease in a liability was a corresponding decrease in cash flow generated by operations. Based on declining INKlusive sales volume, we made the decision to discontinue the program effective April 1, 2009. Although no new INKlusive contracts were originated after April 1, 2009, remaining commitments under existing INKlusive supply obligations continue to be honored.

In fiscal 2008, our cash and equivalents decreased by $1,572,000 to $237,000. $3,258,000 of this decrease resulted from operating activities and $713,000 occurred as a result of investing activities. These decreases were partially offset by $2,384,000 of cash provided from financing activities, mostly proceeds received from borrowings under our credit facility. In 2008, we used $3,258,000 of cash from operating activities, resulting from a $1,824,000 loss from operations, add-back of net non-cash charges totaling $382,000, and $1,815,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant driver behind the $1,815,000 increase in our non-cash working capital was the $3,414,000 increase in our inventories. The increase in raw materials and finished goods inventories was partially due to new product introductions and those we are preparing to launch.

Prior to February 12, 2008, we had a revolving line of credit facility which provided for maximum borrowings of $3,000,000. This line was replaced on February 12, 2008, when we entered into an agreement with Sovereign Bank for a three year revolving line of credit. As amended, the advance limit under the line of credit is the lesser of: (a) $4,900,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $750,000 or 75% of

To Index

eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line. The line of credit is collateralized by a first priority security interest in substantially all of our U.S. based assets and our foreign receivables. As amended, under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus 1%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. Both the term note and the line of credit bear interest at the bank’s Prime Rate plus 1% (4.25% at June 30, 2009) and require payments of interest only through the facilities three year term.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, we entered into a non-amortizing term note with the bank in the amount of $1,500,000, due February 12, 2011. At June 30, 2009, this note had a principal balance of $1,500,000. As of June 30, 2009, we had an outstanding balance of $1,249,132 under the revolving line and approximately $1,005,000 of undrawn availability under the credit line. At June 30, 2008, we had outstanding with the bank the $1,500,000 term note and had an outstanding balance of $1,094,209 drawn under our revolving credit line, with about $819,000 of undrawn availability.

Our current and former credit facilities are and have been subject to financial covenants. Current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements. At June 30, 2009, we were in compliance with all of our financial covenants. At June 30, 2008, we were not in compliance with certain financial covenants, which were waived by the bank via an amendment dated September 22, 2008. As a result of a cross default and collateralization provision associated with our former debt facility, the Company agreed to refinance certain operating leases held by an affiliate of the former bank. Under terms of a separate waiver and amendment with this leasing affiliate, we received an extension of time to refinance or payoff the lease obligation until September 30, 2009. Under the terms of this amendment, we agreed to make six lease payments of $39,668 per month, plus accrued interest at prime plus 2.5% per annum, between March 2009 and September 2009. At June 30, 2009, the remaining obligation under the agreement was $69,815. This obligation was fully satisfied in August 2009, when we obtained title to the leased equipment.

SOME SIGNIFICANT FACTORS AFFECTING FUTURE LIQUIDITY

Litigation costs. Our liquidity could be significantly affected by future legal fees and other costs associated with our continuing litigation with Xerox. Although the litigation with Xerox is not expected to be tried until the spring or summer of 2010, the actual timing and magnitude of costs associated with this litigation are uncertain. During the year ended June 30, 2009 and 2008, we incurred $436,000 and $1,689,000 pretax, respectively, in litigation costs. For more information regarding our litigation, see Note 5 to the Consolidated Financial Statements.

Inventory management initiative. Our liquidity can be significantly affected by increases or decreases in our inventory levels. Although we expect our inventory management initiative will be successful in achieving further reduction in our inventory levels, we do not expect that future reductions will be as significant as the 29-31% achieved in 2009. Our continued efforts do not assure success in achieving further reductions in our inventory levels. Despite this initiative, our inventories may actually increase in future reporting periods for various reasons. New product launches, which inherently build inventories before any product sales occur, may increase our overall inventory levels, our days in inventory, and directly impact our liquidity.

FUTURE FINANCING REQUIREMENTS

Management believes that cash on hand, cash available under its borrowing commitments and expected cash generated from operating activities will be sufficient to meet the Company’s obligations and fund its day-to-day operations for the next 12 months. In the future, our operations may require additional funds and may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means. We cannot provide assurance that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict our ability

To Index

to operate our business. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations.

CAPITAL EXPENDITURES

We plan on various capital expenditures over the next twelve months of approximately $750,000. These capital expenditures include toner cartridge tool and die development, evaluation printers, various quality assurance and development instruments, various leasehold improvements, equipment, and upgrades to our information technology systems. In addition, we plan to acquire certain manufacturing equipment to scale our manufacturing capability and/or increase productivity. We plan to finance these expenditures from one or more of the following: existing cash, cash generated by operations, use of operating leases, debt financing.

SEASONALITY

Historically, we have not experienced significant seasonality in our business. As we continue to grow our international business relative to our North American business, we may experience a more notable level of seasonality, especially during the summer months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in our specific circumstances. Application of the accounting principles requires our management to make estimates about the future resolution of existing uncertainties that affect the reported amounts of assets, liabilities, revenues, and expenses, which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements giving due regard to materiality.

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

Under our INKlusive program, we provided a customer with a business color printer or multifunction device, on-site service, and a defined, regular shipment of supplies (ink or toner), all for the cost of just the supplies. We offered this program in conjunction with a financing company. We are not exposed to the credit risk of any individual customer in the INKlusive program. Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer. Under our agreement with the financing company, at the time of placement of the INKlusive printer, we were paid in full for the printer and the two years of supplies. Consequently, the difference in timing between receipt of contract payment from the finance company and when the supplies are shipped gives rise to deferred revenue on our balance sheet. We amortize this deferred revenue liability and recognize revenue ratably over the contract term as we ship supplies to the customer. The current and non-current components of the deferred revenue obligation are reflected in the consolidated balance sheets.

Based on declining INKlusive sales volume, we made the decision to discontinue the program effective April 1, 2009. Although no new INKlusive contracts were originated after April 1, 2009, remaining commitments under existing INKlusive supply obligations continue to be honored. The INKlusive program was a multi-element program. We recognize revenue under this program in accordance with the provisions of EITF 00-21. Under those provisions, revenue is recognized for the printer upon shipment to the customers, while revenue for the supplies and services associated with the program are recognized equally over the contract term in proportion to product shipments.

To Index

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

Warranty

We provide a warranty for all of our consumable supply products. We warrant our products’ suitability for use in the intended printer models and that our products are free of defects that could cause damage to these printers. Costs covered under the product warranty include customary charges for the repair or replacement of the printer with an equivalent new or refurbished printer, at our sole discretion. The warranty does not cover damage to the product or a printer caused by accident, abuse, misuse, natural disaster, human error, unauthorized disassembly, repair, or modification. We believe that our product warranty is relatively liberal, providing in most cases, broader and more complete coverage than that provided by the original equipment printer manufacturer. Service costs associated with our INKlusive program are also included in this expense caption. We account for the estimated warranty cost as a charge to product warranty, a captioned component of cost of goods sold, when revenue is recognized.  The estimated warranty cost is based on historical product performance and field expenses.  We update these estimated charges every quarter.  The actual product performance and/or field expense profiles may differ, and in those cases we adjust warranty accruals accordingly.

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

We have remaining net goodwill and net acquired intangible assets of approximately $3.58 million at June 30, 2009 and 2008. This goodwill resulted from the acquisition of substantially all of the assets of ultraHue, Inc. in 1999. We test goodwill for impairment at the “reporting unit level.” We have determined that we have only one reporting unit. Based on the impairment review performed during the first quarter of fiscal 2010, there was no impairment of goodwill in fiscal 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 . SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for the Company’s interim reporting period ending on September 30, 2009. This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s annual reporting for the fiscal year ended on June 30, 2009.

To Index

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company’s annual reporting for the fiscal year ended on June 30, 2009. The implementation of FSP SFAS No. 157-4 did not materially impact the Company’s financial position, results of operations or cash flows.

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted with respect to financial assets and liabilities as of July 1, 2008. The Company will adopt SFAS No. 157 for its non-financial assets and liabilities beginning July 1, 2009. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values, and the impact was not material.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock " ("EITF 07-5''). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity's stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock. EITF 07-5 is effective for the Company in its fiscal year beginning July 1, 2009 and will be applied to outstanding instruments as of that date. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. Initial adoption of EITF 07-5 is not expected to materially impact the Company’s financial position or results of operations. However, future movements of our stock price alone could materially affect both our results of operations and financial position in the future. Substantial movements in our stock price could result in material volatility in our results of operations and financial position as under this pronouncement we could be required to report obligations and expense in our financial statements that will never be settled in cash.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company in its fiscal year beginning July 1, 2009, and must be applied on a retrospective basis. Adoption of the guidance provided by FSP APB 14-1 is not expected to materially impact the Company’s financial position or results of operations.

To Index

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for intangible assets acquired on or after July 1, 2009. This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2008, the FASB adopted FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the implementation of the deferred portion of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates. We do not hedge our foreign currency exposures. We had no forward foreign exchange contracts outstanding as of June 30, 2009. In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, the British pound, the Japanese yen, and the Chinese yuan. At June 30, 2009, about 41% of our receivables were invoiced in foreign currencies. Beginning in our fiscal second quarter ended December 31, 2007, we were exposed to currency exchange risk from euro and British pound-denominated sales. For these transactions we expect to be a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

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

Commodity Price Inflation Risk

Over the last twelve months we have experienced increases in some raw material costs and the costs of shipping and freight to deliver those materials and finished products to our facility and, where paid for by us, shipments to customers. While we have historically offset a significant portion of this inflation in operating costs through increased productivity and improved yield, recent increases have impacted profit margins. We are pursuing efforts to improve our procurement of raw materials. We can provide no assurance that our efforts to mitigate increases in raw materials and shipping and freight costs will be successful.

Interest Rate Risk

At June 30, 2009, we had about $2,749,000 of debt outstanding under our line of credit. Interest expense under this line of credit is variable, based on its lender’s prime rate. Accordingly, we are subject to interest rate risk in the form of greater interest expense in the event of rising interest rates. We estimate that a 10% increase in interest rates, based on our present level of borrowings, would result in the incurring about $12,000 pretax (about $8,000 after tax) of greater interest expense.

To Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To Index

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheets of Media Sciences International, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Sciences International, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The additional supplemental information on pages 67 through 70 are presented for the purpose of additional analysis and are not a required part of the basic consolidated financial statements. The additional information is the responsibility of the Company’s management. Such information has not been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, accordingly, we express no opinion on the supplemental information.

/s/ Amper, Politziner & Mattia, LLP

September 24, 2009

New York, New York

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$ 550,602	$ 236,571
Accounts receivable, net	3,427,550	3,082,516
Inventories, net	6,392,441	9,216,439
Taxes receivable	20,257	70,282
Deferred tax assets	830,447	772,288
Prepaid expenses and other current assets	541,153	285,241
Total Current Assets	11,762,450	13,663,337

PROPERTY AND EQUIPMENT, NET	2,096,986	2,472,570

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Deferred tax assets	279,486	260,292
Other assets	75,159	124,359
Total Other Assets	3,938,876	3,968,882

TOTAL ASSETS	$ 17,798,312	$ 20,104,789

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,128,187	3,046,563
Accrued compensation and benefits	690,948	731,744
Other accrued expenses and current liabilities	1,151,325	1,829,919
Short-term capital lease obligation	69,815	–
Income taxes payable	–	12,606
Accrued product warranty costs	436,578	198,666
Deferred revenue	209,079	519,139
Total Current Liabilities	3,685,932	6,338,637

OTHER LIABILITIES:
Long-term debt, less current maturities	2,749,132	2,594,209
Deferred rent liability	121,873	166,969
Convertible debt, net of discount of $401,830 in 2009	848,170	–
Deferred revenue, less current portion	38,708	148,553
Total Other Liabilities	3,757,883	2,909,731

TOTAL LIABILITIES	7,443,815	9,248,368

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value
Authorized 5,000,000 shares; none issued	–	–
Common Stock, $.001 par value 25,000,000 shares authorized;
issued and outstanding, respectively, 12,413,292 and 11,771,966 shares in 2009 and 11,794,101 and 11,708,964 shares in 2008	11,772	11,709
Additional paid-in capital	13,000,680	11,798,443
Accumulated other comprehensive income	216	29,167
Accumulated deficit	(2,658,171)	(982,898)
Total Shareholders' Equity	10,354,497	10,856,421

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,798,312	$ 20,104,789

See accompanying notes to consolidated financial statements

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2009	2008

NET REVENUES	$ 21,718,141	$ 24,237,566

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight	10,162,977	11,159,459
Depreciation and amortization	537,471	568,837
Product warranty	1,561,785	877,442
Shipping and freight	561,018	528,228
Total cost of goods sold	12,823,251	13,133,966

GROSS PROFIT	8,894,890	11,103,600

OTHER COSTS AND EXPENSES:
Research and development	1,359,270	1,857,044
Selling, general and administrative, excluding depreciation and amortization	9,163,416	11,914,987
Depreciation and amortization	359,040	374,427
Impairment charge	1,009,088	–
Litigation settlement	(1,500,000)	–
Total other costs and expenses	10,390,814	14,146,458

LOSS FROM OPERATIONS	(1,495,924)	(3,042,858)

Interest expense	(273,169)	(119,358)
Interest income	3,039	25,918
Amortization of debt discount on convertible debt	(84,785)	–

LOSS BEFORE INCOME TAXES	(1,850,839)	(3,136,298)
Benefit for income taxes	(175,566)	(1,312,091)

NET LOSS	$ (1,675,273)	$ (1,824,207)

LOSS PER SHARE
Basic	$ (0.14)	$ (0.16)
Diluted	$ (0.14)	$ (0.16)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic and diluted	11,727,175	11,610,128

See accompanying notes to consolidated financial statements

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity
BALANCES, JUNE 30, 2007	11,435,354	$ 11,435	$ 11,136,505	$ 873,123	$ –	$ 12,021,063

Components of comprehensive loss:
Net loss	–	–	–	(1,824,207)	–	(1,824,207)
Cumulative translation adjustment	–	–	–	–	29,167	29,167
Total comprehensive loss						(1,795,040)
Cumulative Change in Accounting -FIN 48	–	–	–	(31,814)	–	(31,814)
Issuance of common stock for exercise of stock options	251,431	252	260,681	–	–	260,933
Vested restricted stock units	22,179	22	(22)	–	–	–
Stock-based compensation	–	–	477,584	–	–	477,584
Tax benefit of stock-based compensation	–	–	(76,305)	–	–	(76,305)

BALANCES, JUNE 30, 2008	11,708,964	$ 11,709	$ 11,798,443	$ (982,898)	29,167	$ 10,856,421

Components of comprehensive loss:
Net loss	–	–	–	(1,675,273)	–	(1,675,273)
Cumulative translation adjustment	–	–	–	–	(28,951)	(28,951)
Total comprehensive loss						(1,704,224)
Fair value of warrants and beneficial conversion discount on convertible note	–	–	422,660	–	–	422,660
Vested restricted stock units	63,002	63	(63)	–	–	–
Stock-based compensation	–	–	779,640	–	–	779,640

BALANCES, JUNE 30, 2009	11,771,966	$ 11,772	$ 13,000,680	$ (2,658,171)	$ 216	$ 10,354,497

See accompanying notes to consolidated financial statements

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,675,273)	$ (1,824,207)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation and amortization	955,410	992,241
Stock-based compensation expense	777,014	475,822
Deferred income taxes	(141,308)	(1,254,415)
Impairment charge	1,009,088	–
Provision for inventory obsolescence	211,623	133,801
Provision for product warranties	237,912	5,959
Recovery of allowance for returns and doubtful accounts	(78,839)	(69,052)
Amortization of debt discount on convertible debt	84,785	–
Changes in operating assets and liabilities :
Accounts receivable	(256,139)	(835,778)
Inventories	2,615,001	(3,546,952)
Current and long-term income taxes receivable/payable	37,419	297,468
Prepaid expenses and other assets	(65,811)	(89,095)
Accounts payable	(1,916,378)	1,618,851
Accrued compensation and benefits	(39,149)	(26,016)
Other accrued expenses and current liabilities	(889,779)	1,107,643
Deferred rent liability	(45,096)	(67,409)
Deferred revenue	(419,905)	(176,435)
Net cash provided (used) by operating activities	400,575	(3,257,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(948,242)	(712,588)
Proceeds from disposition of property and equipment	92,895	–
Net cash used in investing activities	(855,347)	(712,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(140,901)	–
Bank line of credit, net of repayments	154,923	1,094,209
Bank term loan repayments	–	(471,083)
Bank term loan proceeds	–	1,500,000
Capital lease obligation repayments	(458,673)	–
Proceeds from issuance of subordinated convertible debt	1,250,000	–
Proceeds from issuance of common stock, net	–	260,933
Net cash provided by financing activities	805,349	2,384,059
Effect of exchange rate changes on cash and cash equivalents	(36,546)	14,389
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	314,031	(1,571,714)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	236,571	1,808,285

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 550,602	$ 236,571

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 239,473	$ 100,956
Income taxes refunded	$ (91,764)	$ (355,144)
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease additions	$ 528,488	$ –

See accompanying notes to consolidated financial statements

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation – The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the “Company” or “Media Sciences”) and have been prepared in United States dollars, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless otherwise indicated, references in the consolidated financial statements and these notes to 2009 and 2008 are to the Company’s fiscal years ended June 30, 2009 and 2008, respectively.

Nature of Business and Principles of Consolidation – Media Sciences International, Inc. is a holding company which conducts its business through its operating subsidiaries. The Company is a manufacturer of business color printer supplies, which the Company distributes through an international network of dealers and distributors. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has evaluated material subsequent events through September 24, 2009, the date these financial statements were issued.

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

Liquidity – Management believes that cash on hand, cash available under its borrowing commitments and expected cash generated from operating activities will be sufficient to meet the Company’s obligations and fund its day-to-day operations for the next 12 months. In the future, the Company’s operations may require additional funds and it may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means. No assurance can be provided that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet the Company’s business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company’s common stock. If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict the Company’s ability to operate its business. An inability to fund its operations or fulfill outstanding obligations could have a material adverse effect on the Company’s business, financial condition and results of operations.

Reclassifications – Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt reasonably approximate their fair value due to the relatively short maturities of these instruments. Long-term debt carrying values approximate their fair values at the balance sheet dates. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Cash Equivalents – All highly-liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Restricted Cash – At June 30, 2009, $140,901 of bank deposits located in China were classified as restricted due to regulatory restrictions impacting the availability of the funds during legal dissolution of the legal entity. This restricted cash is reflected in other current assets in the June 30, 2009 consolidated balance sheet.

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

Impairment of Long-Lived Assets – The Company evaluates the carrying value of its long-lived assets with finite lives whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset.  No impairment adjustments to long-lived assets were made during the years ended June 30, 2009 or 2008.

Goodwill and Other Intangible Assets – As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and is not amortized but subject to impairment testing annually, or earlier if indicators of potential impairment exist, using a two-step process. The first is to identify any potential impairment by comparing the carrying value of reporting units to their fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. Reporting unit fair value is estimated using the income approach, which assumes that the value of a reporting unit can be computed as the present value of the assumed future returns of an enterprise discounted at a rate of return that reflects the riskiness of an investment.  Purchased technology, patents, trademarks and other intangible assets with finite lives are presented at cost, net of accumulated amortization.  Intangible assets with finite lives are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144.  The Company completed its annual impairment test as of June 30, 2009 and June 30, 2008 and concluded that no goodwill was impaired at the end of either reporting period.

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

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company from time to time may invest its cash indirectly in a variety of money-market instruments, including, but not limited to, commercial paper, repurchase agreements, variable rate obligations, certificates of deposit, United States Treasury and agency securities. The Company also maintains cash balances with financial institutions which are insured by the Federal Deposit Insurance Corporation up to $250,000 each. At various times during the year, such balances do exceed the FDIC limit. The Company has not experienced any credit losses with respect to its cash and cash equivalent assets.

Concentration of credit risk with respect to all trade receivables is considered to be limited due to the quantity and diversity of customers comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral to secure accounts receivable. When considered appropriate, the Company may utilize letters of credit or other means to mitigate credit risk. For its non U.S. trade receivables and certain U.S. trade receivables the Company maintains credit insurance. Most U.S. trade receivables are not covered under this credit insurance. The Company maintains an allowance for potential credit losses based upon expected collectability of its uninsured accounts receivable.

Vendor Concentrations – In 2009, one vendor represented 13% of the Company’s cost of goods sold. No other vendor represented 10% or more of the Company’s costs of goods sold in 2009. In 2008, four vendors represented 55% of the Company’s cost of goods sold, with no single vendor accounting for more than 18%.

Major Customers – In 2009, four customers collectively represented 55% of the Company’s net revenues and 47% of its accounts receivable at June 30, 2009. Among this group, the largest two customers represented 18% and 14%, respectively, of the Company’s net revenues and 21% and 12% of accounts receivable at June 30, 2009. In 2008, two customers represented 18% and 13% of the Company’s net revenues and 26% and 15%, respectively, of accounts receivable at June 30, 2008.

Revenue Recognition – Revenue is recognized at the point of shipment and transfer of title for goods sold, provided collection is reasonably assured. Net revenues include $17,000 and $60,000 of reimbursed shipping and freight expense for 2009 and 2008, respectively. Provisions for rebates, product returns and discounts to customers are recognized as reductions in determining net revenues in the same period as the related revenues are recorded. Any sales or other taxes collected from customers are not reflected in the consolidated statements of operations, but instead are reflected as current obligations in the consolidated balance sheets until disbursed to the respective taxing authority.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Under the INKlusive program, Media Sciences provided a customer with a business color printer or multifunction device, on-site service and a defined, regular shipment of supplies (ink or toner), all for the cost of just the supplies. Media Sciences offered this program in conjunction with a financing company. Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer. Under an agreement with the financing company, at the time of placement of the INKlusive printer, the Company was paid in full for the printer and the two years of supplies. Consequently, the difference in timing between receipt of contract payment from the finance company and when the supplies are shipped gives rise to a deferred revenue liability on the Company’s balance sheet. The Company amortizes this deferred revenue liability and recognizes revenue ratably over the contract term as the Company ships supplies to the customer. At June 30, 2009 and 2008, the deferred revenue liability totaled $248,000 and $668,000, respectively. The current and non-current components of the deferred revenue obligation are reflected in the consolidated balance sheets.

Based on declining INKlusive sales volume, we made the decision to discontinue the program effective April 1, 2009. Although no new INKlusive contracts were originated after April 1, 2009, remaining commitments under existing INKlusive supply obligations continue to be honored. The INKlusive program was a multi-element program. The Company recognizes revenue under this program in accordance with the provisions of Emerging Issues Task Force (“EITF”) 00-21. Under those provisions, revenue was recognized for the printer upon shipment to the customers, while revenue for the supplies and services associated with the program are recognized equally over the contract term in proportion to product shipments.

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

Research and Development – Research and product development costs, which consist of salary and related benefits costs of its technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. Research and development costs are expensed as incurred.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Advertising Expense – Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at June 30, 2009 and 2008 totaled approximately $0 and $35,000, respectively. Advertising expense for 2009 and 2008 amounted to approximately $715,000 and $1,168,000, respectively.

Employee Benefit Plan – The Company maintains defined contribution plans for eligible employees, as defined. The U.S. plan allows for employee contributions to be matched by the Company. The U.K. plan is 100% Company funded. The Company’s contributions for 2009 and 2008 were $40,000 and $64,000, respectively.

Income Taxes – The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences. The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not. This determination is based primarily on projected taxable income. Otherwise, a valuation allowance is applied. To the extent that the Company’s deferred tax assets require valuation allowances in the future, the recording of such valuation allowances would result in an increase to its tax provision in the period in which the Company determines that such a valuation allowance is required.

The Company evaluates the need for a deferred tax valuation allowance quarterly. Based on its evaluation for the quarter ending March 31, 2009, a valuation allowance was required as it was deemed more likely than not that certain State net operating loss carry forwards and other future deductible temporary differences included in the Company’s deferred tax assets will not be realized. At June 30, 2009, the valuation allowance associated with these state tax attributes was $532,000. Although the Company incurred substantial losses before income taxes for the years ended June 30, 2009 and 2008, management believes that it is more likely than not that the Company will have sufficient taxable income in future years to realize its remaining net deferred income tax assets. However, if future events change management’s assumptions and estimates regarding the Company’s future earnings, a significant deferred tax asset valuation allowance may have to be established.

This valuation allowance adjustment has no impact on the Company’s cash flows or future prospects, nor does it alter the Company’s ability to utilize these tax attributes, the utilization of which is primarily dependent upon future taxable income. Under United States GAAP, if and when the Company’s results demonstrate a pattern of future profitability and reverse the current cumulative loss trend, this valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets.

Accounting for Stock-Based Compensation Plans – The Company accounts for stock-based compensation using the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

Accumulated Other Comprehensive Income (loss) and Foreign Currency Translation – Assets and liabilities of the Company’s United Kingdom subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The functional currencies of the Company’s foreign subsidiaries are as follows: Media Sciences UK, Ltd., the British Pound, Media Sciences (Dongguan) Company Limited, the Chinese Yuan, and Media Sciences Hong Kong Co. Ltd., the Hong Kong Dollar. Cumulative translation adjustments have been classified within accumulated other comprehensive income, which is a separate component of shareholders’ equity. Foreign currency transaction gains and losses are recorded as a component of selling, general and administrative expense. Other comprehensive income (loss) represents net income (loss) and currency translation adjustments.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 . SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for the Company’s interim reporting period ending on September 30, 2009. This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s annual reporting for the fiscal year ended on June 30, 2009.

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company’s annual reporting for the fiscal year ended on June 30, 2009. The implementation of FSP SFAS No. 157-4 did not materially impact the Company’s financial position, results of operations or cash flows.

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted with respect to financial assets and liabilities as of July 1, 2008. The Company will adopt SFAS No. 157 for its non-financial assets and liabilities beginning July 1, 2009. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values, and the impact was not material.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock " ("EITF 07-5''). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity's stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock. EITF 07-5 is effective for the Company in its fiscal year beginning July 1, 2009 and will be applied to outstanding instruments as of that date. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. Initial adoption of EITF 07-5 is not expected to materially impact the Company’s financial position or results of operations. However, future movements of our stock price alone could materially affect both our results of operations and financial position in the future. Substantial movements in our stock price could result in material volatility in our results of operations and financial position as under this pronouncement we could be required to report obligations and expense in our financial statements that will never be settled in cash.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company in its fiscal year beginning July 1, 2009, and must be applied on a retrospective basis. Adoption of the guidance provided by FSP APB 14-1 is not expected to materially impact the Company’s financial position or results of operations.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for intangible assets acquired on or after July 1, 2009. This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2008, the FASB adopted FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the implementation of the deferred portion of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

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

The following table sets forth the computation of the basic and diluted earnings (loss) per common share:

	Year Ended June 30,
	2009	2008
Numerator for basic and diluted:
Net loss	$ (1,675,273)	$ (1,824,207)

Denominator :
For basic loss per common share - weighted average shares outstanding	11,727,175	11,610,128
Effect of dilutive securities - stock options, restricted stock units and warrants	–	–
For diluted loss per common share - weighted average shares outstanding adjusted for assumed exercises	11,727,175	11,610,128

Basic loss per share	$ (0.14)	$ (0.16)

Diluted loss per share	$ (0.14)	$ (0.16)

The following warrants and options to purchase common stock were excluded from the computation of diluted earnings per share for the years ended June 30, 2009 and 2008 as the Company was in a net loss position and all potential common shares derived from stock options would have had an anti-dilutive effect.

	Year Ended June 30,
	2009	2008
Anti-dilutive warrants and options	825,774	372,677

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – FINANCIAL STATEMENT COMPONENTS:

CONSOLIDATED BALANCE SHEETS

		As of June 30,
		2009	2008
Accounts receivable, net
Accounts receivable, gross		$ 3,513,756	$ 3,247,561
Allowance for doubtful accounts		(50,000)	(95,000)
Allowance for returns		(36,206)	(70,045)
		$ 3,427,550	$ 3,082,516

Inventories, net of reserves
Raw materials		$ 2,184,245	$ 3,281,742
Finished goods		4,549,431	6,513,609
Less: reserves for obsolescence		(341,235)	(578,912)
		$ 6,392,441	$ 9,216,439

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$ 2,801,027	$ 2,074,649
Furniture and fixtures	7 years	578,672	578,672
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 – 10 years	895,909	916,252
Tooling and molds	3 years	2,908,778	2,780,391
Construction-in-progress (tooling and die)		297,230	556,640
		7,512,050	6,937,038
Less: Accumulated depreciation and amortization		5,415,064	4,464,468
		$ 2,096,986	$ 2,472,570

Goodwill and other intangible assets, net
Goodwill		$ 3,965,977	$ 3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$ 3,584,231	$ 3,584,231

NOTE 3 – DEBT:

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

Year Ended June 30,
	2009	2008
Short-term capital lease obligation	$ 69,815	–

Bank term notes	$ 1,500,000	$ 1,500,000
Bank line of credit	1,249,132	1,094,209
Less: current maturities	–	–
Long-term debt	$ 2,749,132	$ 2,594,209
Total bank debt	$ 2,818,947	$ 2,594,209

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT (CONTINUED):

Prior to February 12, 2008, the Company had a revolving line of credit facility which provided for maximum borrowings of $3,000,000. This line was replaced on February 12, 2008, when the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit. As amended, the advance limit under the line of credit is the lesser of: (a) $4,900,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $750,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line. The line of credit is collateralized by a first priority security interest in substantially all of the Company’s U.S. based assets and its foreign receivables. As amended, under a prime rate option, the interest rate can vary from the bank’s prime rate to its prime rate plus 1%, and, under a LIBOR rate option, the interest rate can vary from LIBOR plus 225 basis points to LIBOR plus 275 basis points. Both the term note and the line of credit bear interest at the bank’s Prime Rate plus 1% (4.25% at June 30, 2009) and require payments of interest only through the facilities three year term. Subsequent to June 30, 2009, Sovereign Bank committed to amend certain covenants and terms of the loan effective for our first fiscal quarter ended September 30, 2009.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, the Company entered into a non-amortizing term note with the bank in the amount of $1,500,000, due February 12, 2011. At June 30, 2009, this note had a principal balance of $1,500,000. As of June 30, 2009, the Company had an outstanding balance of $1,249,132 under the revolving line and approximately $1,005,000 of undrawn availability under the credit line. At June 30, 2008, the Company had outstanding with the bank the $1,500,000 term note and had an outstanding balance of $1,094,209 drawn under its revolving credit line, with about $819,000 of undrawn availability.

The Company’s current and former credit facilities are/were subject to financial covenants. Current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements. At June 30, 2009, the Company was in compliance with all of its financial covenants. At June 30, 2008, the Company was not in compliance with the financial covenants, which were waived by the bank via an amendment dated September 22, 2008. As a result of a cross default and collateralization provision associated with its former debt facility, the Company agreed to refinance certain operating leases held by an affiliate of the former bank. Under terms of a separate waiver and amendment with this leasing affiliate, the Company received an extension of time to refinance or payoff the lease obligation until September 30, 2009. Under the terms of this amendment, the Company agreed to make six lease payments of $39,668 per month, plus accrued interest at prime plus 2.5% per annum, between March 2009 and September 2009. At June 30, 2009, the remaining obligation under the agreement was $69,815. This obligation was fully satisfied in August 2009, when the Company obtained title to the leased equipment.

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

The transaction was recorded in accordance with EITF 00-27 “Application of Issue #98-5 to Certain Convertible Instruments” and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", on a relative fair value basis. The $486,615 fair value of the warrants and the debt’s beneficial conversion feature was recorded to equity and as a debt discount to the value of the convertible note. This discount is being amortized using the effective interest method over the three year term of the convertible note. Amortization of debt discount on this convertible note payable amounted to $84,785 for the year ended June 30, 2009. The remaining unamortized discount was $401,830 at June 30, 2009. In connection with this transaction, the Company also recognized a $63,955 increase in its deferred tax liabilities reflecting the non-deductible nature of future debt discount amortization that will result from the value of the beneficial conversion feature. The elements of the debt discount and corresponding value recorded to additional paid-in capital were as follow:

Transaction Element	Value
Warrants issued	$ 327,524
Beneficial conversion feature of convertible debt issued	159,091
Debt discount	$ 486,615
Less: deferred tax liability resulting from beneficial conversion feature	(63,955)
Value recorded to additional paid-in capital	$ 422,660

Scheduled payments due on long-term debt for the next five years and thereafter are as follows as of June 30, 2009:

Debt
Year Ending June 30,	Maturities
2010	$ –
2011	2,749,000
2012	1,250,000
2013	–
2014	–
Aggregate future maturities of long-term debt	$ 3,999,000

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION:

The effect of recording stock-based compensation for the years ended June 30, 2009 and June 30, 2008 was as follows:

	Year ended June 30, 2009	Year ended June 30, 2008
Stock-based compensation expense by type of award:
Employee stock options	$ 323,832	$ 159,803
Non-employee director stock options	79,293	143,247
Employee restricted stock units	300,415	172,397
Non-employee director restricted stock units	132,850	–
Forfeiture rate adjustment	(56,751)	–
Amounts capitalized in inventory	(2,625)	375
Total stock-based compensation expense	$ 777,014	$ 475,822
Tax effect of stock-based compensation recognized	(275,376)	(172,254)
Net stock-based compensation expense recognized in 2009 and 2008	$ 501,638	$ 303,568

Effect on loss per share:
Basic and diluted	$ 0.04	$ 0.03

As of June 30, 2009, the unrecognized stock-based compensation balance was $687,818 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 1.4 years.

During the year ended June 30, 2009, the Company granted 435,047 stock options with an estimated total grant-date fair value of $271,182 after estimated forfeitures. During the same period, the Company granted 613,698 shares of restricted stock with a grant date fair value of $549,997 after estimated forfeitures.

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

	Year Ended June 30,
	2009	2008
Risk-free interest rate	2.8%	3.8%
Dividend yield	0.0%	0.0%
Expected stock price volatility	58%	59%
Average expected life of options	3.2 years	4.4 years

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED):

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

The Company is using the simplified method suggested by the SEC in SAB No. 107 for determining the expected life of the options. Under this method, the Company calculates the expected term of an option grant by averaging its vesting and contractual term. Based on studies of the Company’s historic actual option terms, compared with expected terms predicted by the simplified method, the Company has concluded that the simplified method yields materially accurate expected term estimates. The Company estimates its applicable risk-free rate based upon the yield of U.S. Treasury securities having maturities similar to the estimated term of an option grant, adjusted to reflect it’s continuously compounded “zero-coupon” equivalent.

Equity Incentive Program. The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program presently consists of three plans (the “Plans”): the Company's 1998 Incentive Stock Plan (the “1998 Plan”); the Company’s 2006 Incentive Stock Plan (the “2006 Plan”); and the Company’s 2009 Stock Incentive Plan (the “2009 Plan”). Under these Plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. The stock options (which may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) entitle the holder to purchase shares of the Company’s common stock for up to ten years from the date of grant (five years for persons owning more than 10% of the total combined voting power of the Company) at a price not less than the fair market value (110% of fair market value for persons owning more than 10% of the combined voting power of the Company) of the common stock on the date of grant. In general, any employee, director, officer or exclusive agent of, or advisor or consultant to, the Company or a related entity, is eligible to participate in the Plan. Vesting periods, if any, are determined by the Board of Directors. The outstanding option grants vest over periods not exceeding five years. The stock options are nontransferable, except upon death.

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

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED):

On June 17, 2008 the Company’s 1998 Plan ended. Under this Plan 840,809 common shares of the 1,000,000 common shares authorized were issuable as a result of awards of options or other equity instruments.  Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance.  As of June 30, 2009, 971,448 common shares were issuable as a result of awards of options or other equity instruments under the 2006 Plan, leaving 28,552 available under the Plan for future issuance. Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance. As of June 30, 2009, 200,000 common shares were issued as a result of awards of options or other equity instruments under the 2009 Plan, leaving 1,050,000 available under the Plan for future issuance.

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

During the year ended June 30, 2003, the Company granted its Chief Executive Officer stock options with a five-year life, expiring in June 2008, to purchase up to 500,000 shares at $1.00 per share. Options to purchase 250,000 shares vested immediately and options to purchase the remaining 250,000 shares vested ratably over the period from July 1, 2003 through June 30, 2005. Through the year ended June 30, 2007, options covering 150,000 shares were exercised for net proceeds to the Company of $150,000. During the year ended June 30, 2008, options covering 110,000 shares were exercised for net proceeds to the Company of $110,000. Options covering the remaining 240,000 shares expired unexercised in June 2008.

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

During the year ended June 30, 2005, the Company granted to an employee stock options with a ten-year life, expiring in June 2015, to purchase up to 100,000 shares at $1.60 per share. The options vest ratably, on an annual basis, over the period from June 6, 2005 through June 6, 2010. On September 29, 2006, options covering 15,000 shares were exercised for net proceeds to the Company of $24,000.

During the year ended June 30, 2006, the Company granted to an employee stock options with a ten-year life, expiring in August 2015, to purchase up to 100,000 shares at $1.65 per share. Options to purchase 50,000 shares were originally scheduled to vest ratably, on an annual basis, over the period from August 9, 2005 through August 8, 2010. Options to purchase the remaining 50,000 shares were originally scheduled to vest fully upon relocation. The option grant was modified by an agreement dated March 31, 2006 between the Company and the employee. As modified, stock options to purchase 50,000 shares of common stock became fully vested as of April 2006, and the other stock options were forfeited. During the year ended June 30, 2007, options covering 50,000 shares were exercised for net proceeds to the Company of $82,500.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED):

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price

Balance outstanding at June 30, 2007	1,188,694	$2.46
Year ended June 30, 2008:
Options granted	236,260	4.82
Options exercised	(251,431)	1.04
Options cancelled/expired/forfeited	(273,629)	1.21
Balance outstanding at June 30, 2008	899,894	$3.86
Year ended June 30, 2009:
Options granted	435,047	2.03
Options exercised	–	–
Options cancelled/expired/forfeited	(249,725)	2.64
Balance outstanding at June 30, 2009	1,085,216	$3.41

The options outstanding and exercisable at June 30, 2009 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.43 to $0.85	26,600	3.8	.59	26,600.59
$1.00 to $2.00	495,288	4.1	1.99	78,102	1.76
$2.01 to $6.33	563,328	5.6	4.78	366,408	4.59
	1,085,216	4.9	$3.41	471,110	$3.89

At June 30, 2009, none of the Company’s exercisable options were “in-the-money.” Accordingly, all outstanding and exercisable options at that date had no aggregate intrinsic value.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the year ended June 30, 2009 and 2008 was $0.84 and $2.43 per share, respectively.

The total intrinsic value of options exercised during the years ended June 30, 2009 and 2008 was $0 and $959,824, respectively.  The total cash received from employees as a result of employee stock option exercises during the years ended June 30, 2009 and 2008 was $0 and $260,933, respectively.  In connection with these exercises, the tax benefits realized by the Company for the years ended June 30, 2009 and 2008 were $0 and $383,354, respectively.

The Company settles employee stock option exercises with newly issued common shares.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED):

Restricted Stock Units. During the year ended June 30, 2009, the Company’s Board of Directors approved the grant of 480,363 shares of restricted stock units to selected employees and senior management and 133,335 shares to non-employee directors. These restricted stock units generally vest over one to two years for the employees and senior management. The restricted stock units for non-employee directors vest over one year from the grant date. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of the award. The total grant date fair value of the restricted stock units granted during the year ended June 30, 2009 was $549,997 after estimated forfeitures. Stock based compensation cost for restricted stock units for the year ended June 30, 2009 was $433,265.

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

As of June 30, 2009, there was $289,860 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 1.0 year.

For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. These restricted stock grants generally vest in equal installments over one to five years from the date of grant.  These restricted stock units are included in the calculation of diluted earnings per share utilizing the treasury stock method. All restricted stock grants are approved by the Compensation Committee of the Board of Directors.

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2007	104,159	$ 494,403	$ 4.75
Year ended June 30, 2008:
Restricted stock units granted	3,157	17,837	5.65
Restricted stock units vested	(22,179)	(88,702)	4.00
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at June 30, 2008	85,137	$ 423,538	$ 4.97

Year ended June 30, 2009:
Restricted stock units granted	613,698	644,086	1.05
Restricted stock units vested	(63,002)	(274,030)	4.35
Restricted stock units cancelled/forfeited	(10,042)	(20,084)	2.00
Balance unvested at June 30, 2009	625,791	$ 773,510	$ 1.24

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS, LITIGATION AND CONTINGENCIES:

Litigation – On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly. The suit seeks unspecified damages and fees. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees. On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company. Pre-trial discovery on the infringement action was completed in September 2007. Pre-trial discovery on the Company’s antitrust action was completed in July 2008. In March 2009 the court dismissed, without prejudice, the Company’s antitrust claims relating to Xerox’s loyalty rebate programs. In the ruling, the court relied on a 2001 Settlement Agreement between the parties resulting from a different matter, and found that before such claims are pursued, the Company must submit to arbitration. Certain other antitrust claims remain before the court. Both actions, which the court has ruled will be tried together, may be heard in the spring or summer of 2010. The loss of all or a part of the patent infringement claims could have a material adverse affect on the Company’s results of operations and financial position. The Company believes that its inks do not infringe any valid U.S. patents and therefore it has meritorious grounds for success in this case. The Company intends to vigorously defend these allegations of infringement. There can be no assurance, however, that the Company will be successful in its defense of this action. Proceeds of this suit, if any, will be recorded in the period when received.

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

Other than the above, as at June 30, 2009, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

Leases – We lease our premises under operating lease agreements which expire through 2011 and equipment under operating leases that expire through 2011.

On July 27, 2005, the Company entered into an equipment lease line of credit with an affiliate of the former bank. The former bank affiliate holds title to equipment leased under the facility. In December 2005, the Company entered into an operating lease under this line that required monthly payments of $3,453, for 72 months. This equipment was subsequently purchased for $163,668 on May 9, 2008. In September 2006, the Company entered into an additional operating lease under this facility that required monthly payments of $10,621, for 72 months. As a result of a cross default and collateralization provision associated with the former debt facility, the Company agreed to refinance this remaining operating lease held by the leasing affiliate of the former bank. Under terms of a separate waiver and amendment with this leasing affiliate, the Company received an extension of time to refinance or payoff the lease obligation until September 30, 2009. This obligation was fully satisfied in August 2009. See Note 3 for amended terms of this lease agreement.

In January 2008, the Company entered in an operating lease agreement, covering various equipment used for research and development activities. This lease requires monthly payments of $6,126 for 48 months.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS, LITIGATION AND CONTINGENCIES (CONTINUED):

Future minimum lease payments are as follows:

	Operating	Sublease	Net Lease
Year Ending June 30,	Leases	Rents	Obligation
2010	414,799	232,300	182,499
2011	242,587	212,942	29,645
2012	–	–	–
2013	–	–	–
Thereafter	–	–	–
Total future minimum lease payments	$657,386	445,242	212,144

Rent expense was $740,800 net of $246,400 of sublease rents for the year ended June 30, 2009 and $569,300 net of $241,200 of sublease rents for the year ended June 30, 2008.

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

Changes in accrued product warranty reserve for the years ended June 30, 2009 and 2008 are as follows:

	Year Ended June 30,
	2009	2008
Warranty reserve at the beginning of the year	$ 198,666	$ 192,707

Warranties accrued during the period	1,561,785	877,442
Warranties settled during the period	(1,323,873)	(871,483)
Net change in warranty reserve	237,912	5,959

Warranty reserve at the end of the year	$ 436,578	$ 198,666

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES:

The components of provision (benefit) for income taxes are summarized as follows:

	Year Ended June 30,
	2009	2008
Current:
Federal	$ –	$ (96,813)
State	13,654	26,531
Foreign	15,350	12,606
Total Current	$ 29,004	$ (57,676)
Deferred:
Federal	$ (736,738)	$ (920,117)
State	532,168	(334,298)
Foreign	–	–
Total Deferred	(204,570)	(1,254,415)
Income tax benefit	$ (175,566)	$ (1,312,091)

A reconciliation of the total income tax benefit provided at the federal statutory rate (34%) to the income tax benefit recorded is as follows:

	Year Ended June 30,
	2009	2008
Expected income tax benefit	$ (629,312)	$ (1,066,341)
State income taxes (net of federal benefit)	9,012	(216,153)
State valuation allowance	532,168	13,027
Other (including permanent differences)	(87,434)	(42,624)
	$ (175,566)	$ (1,312,091)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of June 30,
	2009	2008
Deferred tax assets:
Accounts receivable	$ 34,431	$ 66,311
Inventories	248,459	345,367
Deferred compensation	573,258	270,936
Deferred rent liability	36,887	55,225
Accruals and reserves	183,859	94,347
Net operating loss carry-forwards	1,638,555	1,156,783
Federal and state credits	845,980	671,011
Other	29,266	76,945
Total deferred tax assets	$ 3,590,695	$ 2,736,925

Valuation allowance	(639,470)	(107,302)

Deferred tax liabilities:
Intangible assets	$ (721,521)	$ (587,527)
Fixed assets	(178,452)	(179,514)
Total deferred tax liabilities	$ (899,973)	$ (767,041)

Net deferred tax assets	$ 2,051,252	$ 1,862,582

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (CONTINUED):

At June 30, 2009, the Company has available Federal net operating loss carry-forwards of approximately $3,600,000 which will begin to expire as of June 30, 2028 and state net operating loss carry-forwards of approximately $6,500,000 which will begin to expire in the years ending June 30, 2010 through June 30, 2015. In accordance with SFAS No. 123(R), excess tax benefits of approximately $320,000 associated with approximately $800,000 of the Federal net operating loss carry-forwards will be credited to additional paid-in capital as such losses were the result of excess tax deductions related to share based compensation.

The Company believes that it is more likely than not that the net remaining deferred tax assets of approximately $1,110,000 at June 30, 2009 will be realized, based primarily upon forecasted taxable income. Although the Company has experienced operating losses in the past two years, it anticipates operating profits and taxable income in fiscal 2010 and thereafter. The minimum annual taxable income required to realize the deferred tax assets over the 20-year net operating loss carry-forward period is approximately $165,000.

As of June 30, 2009, the Company had approximately $942,000 of unrecognized tax benefits associated with its uncertain tax positions, of which approximately $859,000 could ultimately reduce the Company’s effective tax rate. Also, as of June 30, 2008, the liability for uncertain tax positions is netted against long-term deferred tax assets and, as a result, presented on a "net" rather than "gross" basis. Any potential adjustment to the underlying uncertain tax positions by the relevant tax authorities would only reduce net operating loss and/or tax credit carry-forwards without any impact to cash tax obligations.

During the twelve months beginning July 1, 2009, the Company does not expect any material change in the amount of its uncertain tax positions. The Company is not currently under audit in any of the jurisdictions in which it conducts operations. Generally, all tax years prior to and including June 30, 2005 are closed under statute.

It is the Company’s continuing policy to account for interest and penalties associated with all of its income tax obligations as a component of income tax expense. No interest or penalties were recognized as part of this provision during the twelve months ended June 30, 2009 and 2008. No interest or penalties were reported in the balance sheet as of June 30, 2009 and 2008.

A roll-forward of activity associated with the Company’s uncertain tax position is as follows:

Balance as of July 1, 2008	$ 830,001
Changes in amounts related to prior year positions	36,500
Changes in amounts related to current year positions	75,000
Changes due to settlements	–
Changes due to lapses in statutes of limitation	–
Balance as of June 30, 2009	$ 941,501

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – IMPAIRMENT CHARGE:

In conjunction with a plan approved by the Company’s Board of Directors, the Company closed its not yet operational manufacturing facility in China. During the year ended June 30, 2009, a charge totaling $1,009,088 was recognized to reflect the impairment of improvements made to the facility and other capitalized assets as well as a provision for severance and direct incremental costs associated with the disposition and closure. The impairment costs include $830,000 of non-cash charges associated with asset impairments, net of estimated recoveries, $95,000 related to lease commitments, $48,000 of incremental direct costs associated with the disposition and closure, and $36,000 of severance and benefits costs. The above impairment costs were recognized in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	Three Months Ended September 30,
	2008	2007

NET REVENUES	$ 5,752,404	$ 6,430,890

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty and shipping and freight	2,652,224	2,959,104
Depreciation and amortization	117,489	147,007
Product warranty	214,168	212,117
Shipping and freight	147,626	167,572
Total cost of goods sold	3,131,507	3,485,800

GROSS PROFIT	2,620,897	2,945,090

OTHER COSTS AND EXPENSES:
Research and development	373,052	497,366
Selling, general and administrative, excluding depreciation and amortization	2,752,907	2,692,046
Depreciation and amortization	93,933	89,395
Litigation settlement	(1,500,000)	–
Total other costs and expenses	1,719,892	3,278,807

INCOME (LOSS) FROM OPERATIONS	901,005	(333,717)

Interest expense	(54,924)	(8,500)
Interest income	659	16,490

INCOME (LOSS) BEFORE INCOME TAXES	846,740	(325,727)
Provision (benefit) for income taxes	369,345	(138,569)

NET INCOME (LOSS)	$ 477,395	$ (187,158)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$ 0.04	$ (0.02)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET EARNINGS (LOSS) PER SHARE
Basic	11,716,971	11,470,759
Diluted	11,787,659	11,470,759

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(UNAUDITED)

	Three Months Ended December 31,
	2008	2007

NET REVENUES	$ 5,156,705	$ 5,685,477

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty and shipping and freight	2,551,580	2,567,505
Depreciation and amortization	139,627	153,293
Product warranty	227,330	199,234
Shipping and freight	116,141	163,136
Total cost of goods sold	3,034,678	2,083,168

GROSS PROFIT	2,122,027	2,602,309

OTHER COSTS AND EXPENSES:
Research and development	348,194	468,914
Selling, general and administrative, excluding depreciation and amortization	2,495,540	2,876,776
Depreciation and amortization	92,467	95,160
Total other costs and expenses	2,936,201	3,440,850

LOSS FROM OPERATIONS	(814,174)	(838,541)

Interest expense	(74,231)	(7,637)
Interest income	2,307	8,689
Amortization of debt discount on convertible debt	(26,211)	–

LOSS BEFORE INCOME TAXES	(912,309)	(837,489)
Benefit for income taxes	(395,572)	(352,330)

NET LOSS	$ (516,737)	$ (485,159)

LOSS PER SHARE
Basic and diluted	$ (0.04)	$ (0.04)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic and diluted	11,721,467	11,576,357

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

NET REVENUES	$ 5,184,056	$ 6,473,997

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty and shipping and freight	2,298,917	2,877,042
Depreciation and amortization	140,331	150,040
Product warranty	497,635	260,754
Shipping and freight	144,652	120,707
Total cost of goods sold	3,081,535	3,408,543

GROSS PROFIT	2,102,521	3,065,454

OTHER COSTS AND EXPENSES:
Research and development	321,839	467,031
Selling, general and administrative, excluding depreciation and amortization	2,154,973	3,298,070
Depreciation and amortization	87,305	91,437
Impairment charge	1,121,401	–
Total other costs and expenses	3,685,518	3,856,538

LOSS FROM OPERATIONS	(1,582,997)	(791,084)

Interest expense	(72,712)	(50,559)
Interest income	70	115
Amortization of debt discount on convertible debt	(28,211)	–

LOSS BEFORE INCOME TAXES	(1,683,850)	(841,528)
Benefit for income taxes	(188,102)	(353,548)

NET LOSS	$ (1,495,748)	$ (487,980)

LOSS PER SHARE
Basic and diluted	$ (0.13)	$ (0.04)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic and diluted	11,723,716	11,687,517

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended June 30,
	2009	2008

NET REVENUES	$ 5,624,976	$ 5,647,202

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty and shipping and freight	2,660,256	2,755,808
Depreciation and amortization	140,024	118,497
Product warranty	622,652	205,335
Shipping and freight	152,599	76,815
Total cost of goods sold	3,575,531	3,156,455

GROSS PROFIT	2,049,445	2,490,747

OTHER COSTS AND EXPENSES:
Research and development	316,185	423,734
Selling, general and administrative, excluding depreciation and amortization	1,759,996	3,048,095
Depreciation and amortization	85,335	98,434
Impairment charge	(112,313)	–
Total other costs and expenses	2,049,203	3,570,263

INCOME (LOSS) FROM OPERATIONS	242	(1,079,516)

Interest expense	(71,302)	(52,662)
Interest income	3	624
Amortization of debt discount on convertible debt	(30,363)	–

LOSS BEFORE INCOME TAXES	(101,420)	(1,131,554)
Provision (benefit) for income taxes	38,763	(467,644)

NET LOSS	$ (140,183)	$ (663,910)

LOSS PER SHARE
Basic and diluted	$ (0.01)	$ (0.06)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE
Basic and diluted	11,746,732	11,707,964

To Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2009. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

To Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Management

The persons listed in the table below are our present directors and executive officers as of June 30, 2009.

Name	Age	Position
Michael W. Levin	44	Chief Executive Officer, President and a Director
Kevan D. Bloomgren	48	Chief Financial Officer
Robert M. Ward	42	Chief Operating Officer
Denise Hawkins	40	Vice President, Controller and Secretary
Vincent G. Kelly	60	Vice President of Sales for the Americas
Willem van Rijn	60	Non-executive Chairman and Director
Paul C. Baker	72	Director
Edwin Ruzinsky	76	Director
Henry Royer	77	Director
Dennis Ridgeway	60	Director
Frank J. Tanki	69	Director

Management Profile

Michael W. Levin, Chief Executive Officer and President:

Michael W. Levin has served as our Chief Executive Officer and President since June 18, 1998, and served as Chairman of the Board from June 18, 1998 through February 2008. Before June 1998, he served as President, Treasurer, Secretary and Chairman of Media Sciences’ predecessor, Cadapult Graphic Systems Inc., which he founded in 1987 while attending Lehigh University. In 2002, Mr. Levin was recognized in Business News New Jersey’s annual “40 under 40” issue, which profiles the state’s outstanding business leaders under the age of 40. In 1987, Mr. Levin graduated summa cum laude from Lehigh University, receiving a Bachelor of Science Degree in Mechanical Engineering.

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

Robert M. Ward, Chief Operating Officer:

On July 28, 2008, Robert M. Ward was promoted to the position of Chief Operating Officer, succeeding Lawrence Anderson, who retired on July 25, 2008. Mr. Ward has previously served as Managing Director for the Company’s Asian operations since June 2007, where he was responsible for establishing the Company’s China-based product development and manufacturing subsidiary. Mr. Ward has more than nineteen years of experience in operations, product management, engineering, and manufacturing. Prior to joining the Company, from April 2006 to June 2007, Mr. Ward served as Director of Product Management for WatchGuard Technologies Inc., a Seattle, Washington based

To Index

provider of Computer Network Firewalls and Software Security Services for Small to Medium Enterprises. From November of 2001 to March 2006, Mr. Ward served as the Director of Operations for WatchGuard Technologies Inc. Mr. Ward earned a Bachelor of Science Degree in Mechanical Engineering from the University of Minnesota Institute of Technology in 1989. Mr. Ward earned a Masters of Business Administration from the University of Minnesota Carlson School of Management in 2001.

Denise Hawkins, Vice President, Controller and Secretary:

Denise Hawkins has served as Vice President for Media Sciences since February 12, 2003, and as Secretary since July 1, 2004.  Ms. Hawkins began her employment with the company in July of 2001 as the Controller. Prior to her position at Media Sciences, Ms. Hawkins was the Controller for NFK Excavating and Construction, Inc. (2000-2001), Horizon Medical Group, PC (1998-2000) and VAC Service Corp. (1992-1998).   Ms. Hawkins also held the following positions:  Staff Accountant for Alex Goldfarb, CPA PC (1990 to 1992) and Accountant in the Accounting Services Department for the State University of New York - The College at New Paltz (1989 to 1990).   In 1990, Ms. Hawkins graduated summa cum laude from the State University of New York-The College at New Paltz with a Bachelor of Science degree in Accountancy, and in 1998, she graduated from Marist College with a Masters in Business Administration in Finance.  Ms Hawkins is a member of the American Institute of CPAs, the New Jersey State Society of Certified Public Accountants, the Institute of Management Accountants and the Society for Human Resource Management, as well as a Certified Public Accountant and a Certified Management Accountant.  Ms. Hawkins also currently serves on the board of Helping Hands Christian Pre-School as Treasurer.

Vincent G. Kelly, Vice President of Sales for the Americas:

Vince Kelly joined Media Sciences, in January 2007 as Vice President of Sales for the Americas.  From 1996 to 2006, Mr. Kelly was Vice President of Sales, United States, for the DYMO division of Esselte Corporation (later acquired by Newell Rubbermaid).  Previously, Mr. Kelly served as Senior Vice President of Sales for Port Incorporated in 1995, as Chief Executive Officer from 1991 to 1994 for Occam Research Corporation, as Executive Vice President of Sales and Marketing, North America, for Corporate Software from 1988 to 1991, as Vice President of Sales, North America, for Lotus Development Corporate from 1985 to 1988, and in various sales and marketing positions for IBM from 1972 to 1985.  Mr. Kelly received a Bachelor of Engineering Degree in Electrical Engineering from Stevens Institute of Technology in 1971.

Willem van Rijn, Director:

Willem van Rijn became a director on May 2, 2006 and was appointed non-executive Chairman of the Board on March 1, 2008. Mr. van Rijn is the Organization Director (COO) of Greenpeace International, the environmental NGO, based at its global headquarters in Amsterdam. Prior to this, Mr. van Rijn has been Senior Advisor to the founder and management committee of Capco, an international operations and technology consulting and solutions firm, from 2002 to 2008. From 1995 to 2002, Mr. van Rijn was a Senior Partner at PricewaterhouseCoopers Consulting, and its predecessor firm Coopers & Lybrand, where he served as the Managing Partner of the Japanese financial services consulting practice from 1998 to 2002, and of the global strategy and financial risk management consulting practices from 1995 to 1998. Mr. van Rijn’s business experience includes: President of Rhode Island-based Gtech International (a division of Gtech Corporation), a provider of state and national lottery technology, outsourcing, software and professional services, from 1994-1995; Partner in the New York office of Coopers & Lybrand from 1990 to 1994; Partner at Bank Street Consulting Group, a management consulting firm, from 1986 to 1990; Senior Vice President in charge of international banking activities in the United States for Bank of America from 1981 to 1986; Corporate Treasurer and member of the Managing Committee for global window covering and machine tooling company Hunter Douglas NV from 1976 to 1981; and Vice President, Account Manager of large accounts for commercial banking services, based in The Netherlands, for Bank of America from 1971 to 1976. Mr. van Rijn also currently serves on the board of Computer Horizons Corp.

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

To Index

to 1979 and Group Vice President of Cyanamid from 1979 to1984. Baker graduated from Lehigh University in 1959 and 1960 with degrees in Engineering and Liberal Arts and received his MBA degree from Fairleigh Dickinson University in 1963. Mr. Baker also currently serves on the board of Pascack Community Bank.

Edwin Ruzinsky, Director:

Mr. Ruzinsky has served as a Director since August 27, 1999 and is the chairman of the Audit committee and also serves on the Nominating and Corporate Governance committee. Prior to his retirement on June 1, 1996 as a Partner in Deloitte Consulting LLC, a wholly-owned subsidiary of Deloitte & Touche LLP, he served for many years as the firm’s National Director- Media Industry Services. He previously served Times Mirror Company as Vice President of Finance & Administration/Book Publishing Group and Parents’ Magazine Enterprises, Inc. as Chief Accounting Officer. Mr. Ruzinsky continues serving as a member of the Pace University/ Dyson School of Liberal Arts & Sciences/Master of Science in Publishing Advisory Board. On June 15, 2007, Mr. Ruzinsky resigned as a director of Gentis, Inc., a bioscience company, due to its recapitalization. On March 31, 2005, Dowden Health Media, Inc. on whose board Mr. Ruzinsky served, was sold.

Henry Royer, Director:

Henry Royer has served as a Director since December 23, 1999 and is currently a member of the Compensation and the Nominating and Corporate Governance committees. He graduated from Colorado College in 1953 with a B.A. in Money and Banking. From 1953 to 1961 he served as a grain merchandiser for Pillsbury Mills and The Peavey Company. From 1959 through 1965 he served on the Board of Directors and as EVP of Lehigh Sewer Pipe and Tile Company. From 1965 through 1983 he served in many capacities with the First National Bank of Duluth (Wells Fargo) leaving as EVP to join the Merchants National Bank of Cedar Rapids (US Bank) as Chairman, President and CEO. In 1994 he became President and CEO of the River City Bank of Sacramento, CA, retiring in 1998. He served as an independent trustee and as President of Berthel Growth and Income Trust retiring in 2005. In 1999 he assisted in organizing and served as Chairman of the Board of the Cedar Rapids Bank and Trust and as a member of the board of QCRH, a bank holding company, retiring in 2006. He currently serves on the boards of Physicians Total Care, Inc of Tulsa, OK, CRST International, Inc and Great Plains Casualty, Inc. of Cedar Rapids, IA.

Dennis Ridgeway, Director:

Dennis Ridgeway became a director on February 22, 2006. Mr. Ridgeway is a member of the Compensation and the Nominating and Corporate Governance committees. From 1998 through 2005, Mr. Ridgeway served as an independent management consultant and since 2004 has also served as a board member and technical advisor for a working museum in the United Kingdom. From 1984 to 1998, Mr. Ridgeway held various positions with Katun Corporation, an aftermarket manufacturer of components and supplies for the business equipment industry. Headquartered in the United Kingdom, his positions included European Sales Manager, General Manager, Assistant Vice President, and Vice President of European Operations from 1994 to 1998. Prior to 1984 Mr. Ridgeway held senior management positions with Kalle Infotec the business equipment subsidiary of Hoechst AG in Europe.

Frank J. Tanki, Director:

Frank Tanki joined our Board in December, 2006. Mr. Tanki serves on the Audit committee and is the chairman of the Nominating and Corporate Governance committee. He is a Certified Public Accountant and retired in 1998 as a Senior Partner of Coopers & Lybrand, the predecessor of PricewaterhouseCoopers. Mr. Tanki was a member of the firm’s Executive Management Committee from 1994 to 1995. During his time with the firm he served as Director of Accounting and SEC Technical Services and as the Business Assurance Partner In Charge of the New York Metro practice. He has served on the Auditing Standards Board of the American Institute of Certified Public Accountants. Mr. Tanki also currently serves on the board of directors of Computer Horizons Corp. and MonoSol Rx, Inc.

Other Information About Executive Officers and Directors

Our executive officers or directors are not associated with another by family relationships. Based solely in reliance on representations made by our officers and directors, during the past five years, none of the following occurred with respect to such persons: (1) no petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons, or any partnership in which he or she was a general partner or any corporation or business association

To Index

of which he or she was an executive officer at or within two years before the time of such filing; (2) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, or of any federal or state authority barring, suspending or otherwise limiting, their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (4) no such persons were found by a court of competent jurisdiction in a civil action or by the SEC or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish us with copies of all such Section 16(a) forms filed by such person. Based solely on a review of the copies of such reports furnished to us during and in connection with our 2009 fiscal year, we are not aware of any material delinquencies in the filing of such reports.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and all other executive officers. Our Code of Ethics is publicly available on our website at www.mediasciences.com.

Corporate Governance

The Board is responsible for the control and direction of the Company. The Board represents the Company’s shareholders and its primary purpose is to build long-term shareholder value. Our Board currently consists of seven members. Our bylaws provide that our Board consists of seven to nine persons. Each director stands for election every year. Directors hold office until the next annual meeting of the stockholders and until their successors are elected and qualified.

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

Committee Membership.   The following table summarizes the membership of the Board and each of its committees for our 2009 fiscal year.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Michael W. Levin
Paul C. Baker	Member	Chairman
Edwin Ruzinsky	Chairman		Member
Henry Royer		Member	Member
Dennis Ridgeway		Member	Member
Willem van Rijn
Frank J. Tanki	Member		Chairman

To Index

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

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended June 30, 2009 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock awards ($)(1)(2)	Option awards ($)(1)(3)	Non-equity incentive plan compensation earnings ($)(4)	All other compensation ($)(5)	Total ($)
Michael W. Levin	2009	238,500	7,895	29,270	64,800	–	340,465
Chief Executive Officer and President	2008	250,000	0	0	0	19,441	269,441
Kevan D. Bloomgren	2009	162,000	78,386	32,008	30,600	–	302,994
Chief Financial Officer	2008	170,000	39,100	29,822	34,000	–	272,922
Robert M. Ward (a)	2009	156,200	65,281	54,053	26,568	–	302,102
Chief Operating Officer

(a)	Mr. Ward was promoted to the position of Chief Operating Officer on July 28, 2008.
(1)

Represents the stock-based compensation recognized in the fiscal year in accordance with SFAS No. 123(R). Estimates of forfeitures related to service-based vesting conditions have been disregarded. Assumptions made in the valuation of stock and option awards are discussed in Note 4 to the consolidated financial statements. The grant date fair value of each award, adjusted for estimated forfeiture, is recognized as stock-based compensation expense in the Company’s financial statements over the service period.

(2)

On March 3, 2009, we granted to each of Mr. Levin, Mr. Bloomgren, and Mr. Ward 50,000 shares of common stock, subject to vesting over ten months on December 31, 2009. None of these shares vested in fiscal 2009. The total grant date fair value of each award is $20,000, disregarding estimates of forfeitures related to service-based vesting conditions.

To Index

On March 15, 2006, we granted Mr. Bloomgren 50,000 shares of common stock, subject to vesting over five years at 20% per year on each anniversary of the grant. 10,000 shares vested in each of fiscal years 2009, 2008 and 2007. The total grant date fair value of the award is $195,500, disregarding estimates of forfeitures related to service-based vesting conditions.

On July 8, 2008, we granted Mr. Bloomgren 32,000 shares of common stock, subject to vesting over two years at 50% per year on each anniversary of the grant. None of these shares vested in fiscal 2009. The total grant date fair value of the award is $64,000, disregarding estimates of forfeitures related to service-based vesting conditions.

On June 18, 2007, we granted Mr. Ward 29,802 shares of common stock, subject to performance based vesting criteria. 14,901 of these shares vested in fiscal 2009. The total grant date fair value of the award is $180,004, disregarding estimates of forfeitures related to service-based vesting conditions.

On December 18, 2008, we granted Mr. Ward 23,429 shares of common stock, subject to vesting over two years at 50% per year on each anniversary of the grant. None of these shares vested in fiscal 2009. The total grant date fair value of the award is $9,372, disregarding estimates of forfeitures related to service-based vesting conditions.

(3)

On July 8, 2008, we granted Mr. Levin stock options to purchase 75,073 shares of our common stock, exercisable for five years at $2.20 per share, subject to vesting over two years at 50% per year on each anniversary of the grant. None of these options vested in fiscal 2009. The total grant date fair value of the award is $59,676, computed using a Black-Scholes model.

On March 15, 2006, we granted Mr. Bloomgren stock options to purchase 50,000 shares of our common stock, exercisable for ten years at $3.91 per share, subject to vesting over five years at 20% per year on each anniversary of the grant. 10,000 of these options vested in each of fiscal years 2009, 2008 and 2007. The total grant date fair value of the award is $135,040, computed using a Black-Scholes model.

On October 10, 2007, we granted Mr. Bloomgren stock options to purchase 5,027 shares of our common stock, exercisable for seven years at $5.65 per share, subject to vesting over three years at 33.3% per year on each anniversary of the grant. 1,676 of these options vested in fiscal 2009. The total grant date fair value of the award is $14,999, computed using a Black-Scholes model.

On June 18, 2007, we granted Mr. Ward stock options to purchase 47,452 shares of our common stock, exercisable for seven years at $6.04 per share, subject to vesting over three years beginning on July 28, 2008 at 33.3% per year on each anniversary date. None of these options vested in fiscal 2009. The total grant date fair value of the award is $174,998, computed using a Black-Scholes model.

(4)	Refers to amounts under an incentive based bonus structure for certain executives. See the discussion under the heading “Performance Based Bonus Compensation” for additional information.
(5)

This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. In fiscal 2008, for Mr. Levin, this includes $14,575 for lease of an automobile, $3,726 for a matching contribution under our 401(k) plan, and $1,140 for life insurance premiums, where the beneficiary is not the company.

In general, compensation payable to a Named Executive Officer consists of a base salary, a performance based bonus, an annual stock or stock option grant under our incentive stock plan and other benefits, which generally do not exceed $10,000 annually in the aggregate, such as 401(k) plan matching contributions and life insurance premiums, where the beneficiary is not the Company.

Employment Agreements

We have entered into written employment agreements with several of our executive officers. In addition to the terms described below, under the employment agreement, each of the executives are entitled to participate in: the Company’s stock incentive plans; reimbursement for reasonable travel and other business related expenses; health care benefits under our medical, dental and vision insurance; and participation in any employee plan, perquisite and other benefits made available to our employees or management in general. Further, each of the employment agreements contain provisions providing delay of payments to conform to applicable law, and indemnification on an after-tax basis for excise taxes. Pursuant to the terms of the agreement described below, on March 3, 2009, we issued to each of these executives a restricted stock award of 50,000 shares of our common stock, subject to vesting upon the earlier of: (i) January 1, 2010, or (ii) upon a change in control, as such term is defined in the agreement.

To Index

Each of the agreements is for personal services, and the rights and obligations there under are not assignable except in accordance with the terms of the respective agreements. The following summarizes the terms of the employment agreements and do not include discussion of other compensation, such as bonuses or equity awards, received prior to or separate from the employment agreements.

Michael W. Levin

We have an employment agreement with Mr. Levin, pursuant to which Mr. Levin serves as our Chief Executive Officer and President through December 31, 2010. The agreement was entered on November 7, 2008 and amended on March 3, 2009. Mr. Levin is entitled to a base annual salary of $250,000. The Board of Directors may provide for a greater annual salary, and an annual performance bonus or other bonus as the Board of Directors may determine. It may be terminated at any time, without severance, by Mr. Levin voluntarily or by us with “cause.” In the event that Mr. Levin’s employment is terminated by us without “cause,” due to disability, or by Mr. Levin with “good reason,” Mr. Levin would be entitled to severance pay, payable within two weeks of termination, equal to $300,000 if his employment is terminated prior to January 1, 2010, thereafter, in an amount equal to one year of his annual base salary. In the event of without cause termination during a change in control circumstance, the amount payable as severance is governed by a change in control provision. If Mr. Levin elects to terminate his employment under circumstances of a “change in control” within the meaning of Treasury Regulations Section 1.409A-3(i)(5), he is entitled to a lump sum payment of $540,000 upon a change in control on or before December 31, 2009, and, of 200% of his “base amount”, as defined in §280G(3) of the Internal Revenue Code upon a change in control occurring after December 31, 2009, with payment is due within one month of termination. In the event of early termination for a reason other than cause, Mr. Levin is entitled to twelve months of continued health care benefit coverage, paid for by us, under the same terms, conditions and coverage he enjoys at the time of termination. Mr. Levin is also entitled to receive the following benefits:

•	death benefits of $100,000;
•

a fifteen-year term life insurance policy for $2,000,000, subject to insurability, during the term of employment and for one year thereafter, for which he has the right to maintain at his own expense thereafter;

•	the use of an automobile, the costs of which, including maintenance, repairs, and insurance, are paid for by us; and
•	six weeks’ vacation.

Kevan D. Bloomgren, Chief Financial Officer

Robert M. Ward, Chief Operating Officer

Vince Kelly, Vice President of Sales

On March 3, 2009, we entered into employment agreements with each of three above-named executives. The employment term is through December 31, 2009. These agreements may be terminated at any time, without severance, by the individuals voluntarily or by us with “cause.” In the event that employment is terminated by us without “cause,” due to disability, or by the individuals with “good reason,” the named individuals would be entitled to severance, payable in a lump sum within two weeks of termination, in the amounts of $204,000, $196,800, and $192,000, for Messrs. Bloomgren, Ward and Kelly, respectively. These executives are entitled to an annual salary as established by the Board of Directors (currently, the base salaries of Messrs. Bloomgren, Ward and Kelly are $170,000, $164,000, and $160,000, respectively), an annual performance bonus or other bonus as the Board of Directors may determine, and certain employee benefits, including:

•	a fifteen-year term life insurance policy for $1,000,000, subject to insurability, during the term of employment, for which the employee has the right to maintain at his own expense thereafter; and
•	four weeks vacation.

Performance Based Bonus Compensation

From year to year, our Compensation Committee may establish certain performance criteria for our executive officers, based on factors and criteria as the Compensation Committee may deem relevant.

To Index

For our 2009 fiscal year, we had in effect a performance based cash bonus compensation plan for certain executive officers. In fiscal 2009, for our Chief Executive Officer, the potential cash bonus was $240,000, of which 33% was based on individualized performance goals (“Individual Performance Bonus”), and 67% determined wholly upon attaining earnings per share criteria determined by the Board (“EPS Bonus”). For other Named Executive Officers, the potential cash bonus was 20-40% of their base salary, of which 50% was based on the Individual Performance Bonus criteria, and 50% on the EPS Bonus. Bonuses are paid after the fiscal year end.

The following table summarizes the payout structure under the fiscal year 2009 bonus structure. The EPS Bonus was to be earned if our Company’s earnings per share equaled or exceeded a minimum level established by the Compensation Committee. The EPS Bonus range set forth in the table assumed the achievement of the minimum targeted level and up to 100% of the targeted goal. If the minimum level was not achieved, no EPS Bonus was earned. If the minimum level is achieved or exceeded, the amount of the EPS Bonus was based upon the level of earnings per share achieved by the Company. If the maximum targeted goal was exceeded, the EPS Bonus payable could exceed the EPS Bonus potential set forth in the table below. Factors in determining the Individual Performance Bonus includes matters such as achieving specified leadership initiatives, and the achievement of certain strategic and business goals including, but not limited to, customer growth, new product development, information technology upgrades, manufacturing efficiencies and corporate compliance goals.

	Fiscal 2009 Bonus Potential			Fiscal 2009 Bonus Earned
Name	EPS Bonus ($)	Individual Performance Bonus ($)	Total Bonus ($)	EPS Bonus ($)	Individual Performance Bonus ($)	Total Bonus ($)
Michael W. Levin	80,000 – 160,000	0 – 80,000	240,000	0	64,800	64,800
Kevan D. Bloomgren	17,000 – 34,000	0 – 34,000	68,000	0	30,600	30,600
Robert M. Ward	16,000 – 33,000	0 – 33,000	66,000	0	26,568	26,568

In September 2009, the Compensation Committee adopted a performance based bonus compensation plan for the 2010 fiscal year, similar in structure to the fiscal 2009 plan. For our Chief Executive Officer, the potential cash bonus in fiscal 2010 is $200,000, of which $66,000 is based on individualized performance goals (“Individual Performance Bonus”), and $134,000 is determined wholly upon attaining earnings per share criteria determined by the Board (“EPS Bonus”). For the other officer, the potential cash bonus is 20-40% of their base salary, of which 50% is based on the Individual Performance Bonus criteria, and 50% on the EPS Bonus.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table sets forth information concerning outstanding option and stock awards held by the Named Executive Officers as at June 30, 2009.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(a)
Michael W. Levin (1)	–	75,073	2.20	07-08-2013	–	–
Michael W. Levin (2)	–	–	–	–	50,000	17,500
Kevan D. Bloomgren (3)	–	–	–	–	20,000	7,000
Kevan D. Bloomgren (4)	30,000	20,000	3.91	03-15-2016	–	–
Kevan D. Bloomgren (5)	1,676	3,351	5.65	10-10-2014	–	–
Kevan D. Bloomgren (6)	–	–	–	–	32,000	11,200
Kevan D. Bloomgren (2)	–	–	–	–	50,000	17,500
Robert M. Ward (7)	–	47,452	6.04	06-18-2014	–	–
Robert M. Ward (8)	–	–	–	–	14,901	5,215
Robert M. Ward (9)	–	–	–	–	23,429	8,200
Robert M. Ward (2)	–	–	–	–	50,000	17,500

(a)

The amounts in this column reflect the fair market value of outstanding restricted stock awards for the named executive officers using the closing price on June 30, 2009 of $0.35, the last trading day of our common stock in fiscal 2009.

To Index

(1)	Granted July 8, 2008. Unexercisable options are subject to equal vesting annually on July 8, 2009 and 2010.
(2)	Granted March 3, 2009. Subject to full vesting on December 31, 2009.
(3)	Granted March 15, 2006. Subject to vesting annually in increments of 10,000 on March 15, 2010 and 2011.
(4)	Granted March 15, 2006. Un-exercisable options are subject to vesting annually in increments of 10,000 on March 15, 2010 and 2011.
(5)	Granted October 10, 2007. Unexercisable options are subject to vesting annually in equal increments on October 10, 2009 and 2010.
(6)	Granted July 8, 2008. Subject to equal vesting annually on July 8, 2009 and 2010.
(7)	Granted June 18, 2007. Unexercisable options are subject to equal vesting annually on July 28, 2009, 2010 and 2011.
(8)	Granted June 18, 2007. Subject to subject to performance-based vesting criteria.
(9)	Granted December 18, 2008. Subject to equal vesting annually on December 18, 2009 and 2010

Incentive Stock Plans

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests. The equity incentive program presently consists of two active plans: the Company’s 2006 Incentive Stock Plan and the Company’s 2009 Incentive Stock Plan. Under both plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards.

On June 17, 2008, the Company’s 1998 Incentive Plan ended and we can issue no further awards under the plan. Under the 1998 plan, up to 1,000,000 common shares were authorized for issuance through awards of options or other equity instruments.  As of June 30, 2009, 196,069 shares were issued upon exercise of option awards. As of June 30, 2009, we had outstanding, subject to vesting, stock options to purchase 517,424 shares of common stock, exercisable for up to ten years at prices of $0.43 to $6.33 per share, and 127,316 shares issuable pursuant to restricted stock awards.

Under the Company’s 2006 plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of June 30, 2009, we had outstanding under the 2006 plan, subject to vesting, stock options to purchase 567,792 common shares, exercisable for up to seven years from grant at prices of $1.85 to $5.65 per share, and 403,656 shares issuable pursuant to restricted stock awards. As of June 30, 2009, 28,552 common shares were available for future issuance under the 2006 plan.

Under the Company’s 2009 plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of June 30, 2009, we had outstanding under the 2009 plan, subject to vesting, 200,000 shares issuable pursuant to restricted stock awards. As of June 30, 2009, 1,050,000 common shares were available for future issuance under the 2009 plan.

Employee Profit Sharing Plan

We have a tax-qualified employee paired profit sharing plan. This 401(k) plan covers all of our employees that have been employed for at least six months and meet other age and eligibility requirements. Under the 401(k) plan, employees may choose to reduce their current compensation by up to 15% each year and have that amount contributed to the 401(k) plan. We make matching contributions equal to 25% of the employee’s contribution. In our discretion, we may contribute unmatched contributions. The 401(k) plan qualifies under Section 401 of the Internal Revenue Code, so that we can deduct contributions by employees or by us. Employee contributions to the 401(k) plan are fully vested at all times, and our contributions, if any, vest at the rate of 25% after two years and after two years at the rate of 25% a year until fully vested. We also maintain a defined contribution plan for our eligible UK employees. The U.K. plan is 100% Company funded. Our contributions to these plans totaled $40,000 in 2009 and $64,000 in 2008.

To Index

Director Compensation

Based on economic uncertainties facing the Company in fiscal 2009, our directors voluntarily waived their prospective cash compensation effective October 1, 2008. At June 30, 2009, this waiver remained in effect. In fiscal 2009, we paid outside directors an aggregate of $30,625 in cash and stock-based compensation with an aggregate grant date fair value of $200,000 for attendance at regular and special meetings. Chairpersons of the following committees were also paid an additional fee for their committee service: Audit $375 and Compensation $250. The compensation plan, in the absence of waiver, provides for the following annual compensation: for the non-executive Chairman, cash compensation of $45,000 and stock-based compensation valued at $75,000; and for the other outside directors, cash compensation of $15,000 and stock-based compensation valued at $25,000. Stock-based compensation may be issued in the form of restricted stock or stock options. Our directors were also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings as well as for other expenses incurred in their capacity as directors.

2009 Compensation of Non-Employee Directors

Name	Fees earned or paid in cash ($)	Stock-based compensation ($)(a)(b)	All other compensation ($)	Total ($)
Paul Baker	4,000	24,049	–	28,049
Dennis Ridgeway	3,750	24,049	–	27,799
Henry Royer	3,750	24,049	–	27,799
Edwin Ruzinsky	4,125	24,049	–	28,174
Willem van Rijn	11,250	91,529	–	102,779
Frank J. Tanki	3,750	24,049	–	27,799

(a)

Represents the stock-based compensation recognized in fiscal 2009 in accordance with SFAS No. 123(R). Stock-based compensation awards are valued at fair value on the date of grant. Estimates of forfeitures related to service-based vesting conditions have been disregarded. Assumptions made in the valuation of stock and option awards are discussed in Note 4 to the consolidated financial statements.

(b)

On October 24, 2008, each director was awarded 16,667 shares of the Company’s common stock, vesting on October 24, 2009. The Company’s non-executive Chairman, Mr. van Rijn, was awarded an additional 33,333 shares, also vesting on October 24, 2009. Stock options granted to the Company’s directors in the prior fiscal year vested on the anniversary of the grant date. At June 30, 2009, the total number of outstanding options, granted as director compensation, held by each director was: Mr. Baker, 64,123 options; Mr. Ridgeway, 29,123 options; Mr. Royer, 29,123 options; Mr. Ruzinsky, 54,123 options, Mr. van Rijn, 60,012 options; and Mr. Tanki 19,123 options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The tables below sets forth, as of June 30, 2009, the shares of our common stock beneficially owned by: each of our directors; each of our executive officers; all of our officers and directors as a group; and each person known to us to be the beneficial owner of more than 5% of our common stock.

This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. All persons named in the table, unless otherwise noted in the footnotes, have the sole voting and dispositive power with respect to common stock that they beneficially own. Beneficial ownership of common stock that are acquirable within 60 days upon the exercise or conversion of stock options and warrants are listed separately. For purposes hereof, for each named person, restricted stock awards that are subject to vesting are included being beneficially owned, and the calculation of percent of class gives effect to those restricted shares and those shares acquirable within 60 days. For purposes hereof, beneficial ownership has been determined based upon the number of shares reported as outstanding as of June 30, 2009.

The address of each of the persons named in the table, unless otherwise indicated, is c/o Media Sciences International, Inc., 8 Allerman Road, Oakland, New Jersey 07463.

To Index

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Additional Shares Acquirable Within 60 days		Percent of Class
Officers and Directors
Michael W. Levin	1,306,450	(a)	37,537	(b)	11.4%
Kevan D. Bloomgren	172,000	(c)	31,676	(d)	1.7%
Robert M. Ward	103,231	(e)	15,817	(f)	1.0%
Denise Hawkins	3,657	(g)	46,009	(h)	*
Vince Kelly	50,000	(i)	63,472	(j)	*
Paul Baker	106,667	(k)	64,123	(l)	1.4%
Dennis Ridgeway	25,938	(k)	29,123	(m)	*
Henry Royer	26,667	(n)	29,123	(o)	*
Edwin Ruzinsky	56,667	(k)	54,123	(p)	*
Willem van Rijn	66,000	(q)	60,012	(r)	1.1%
Frank J. Tanki	29,660	(k)	19,123	(s)	*
All officers and directors as a group (11 persons)	1,946,937		450,138		19.6%
5% Security Holders
Richard L. Scott (t) 1400 Gulfshore Boulevard North, Suite 145 Naples, FL 34102	992,050		0		8.4%
Richard E. Teller and Kathleen A. Rogers 545 Boylston Street Brookline, MA 02445	694,231		0		5.9%

*	Represents less than 1%.
(a)

Includes 50,000 restricted shares granted on March 3, 2009 that are subject to vesting on December 31, 2009, and also includes 120,000 shares owned by his minor children and 8,000 shares owned by his spouse.

(b)

Refers to shares underlying options exercisable at $2.20 per share until July 8, 2013. Does not include 37,536 shares underlying options that are subject to vesting on July 8, 2010, exercisable at $2.20 per share.

(c)

Includes the following restricted share awards : 20,000 shares granted on March 15, 2006 that subject to vesting in equal installments on March 15, 2010 and 2011; 32,000 shares granted on July 8, 2008 that subject to vesting in equal installments on July 8, 2009 and 2010; and 50,000 shares granted on March 3, 2009 that are subject to vesting on December 31, 2009.

(d)

Refers to shares acquirable upon exercises of the following option grants: 30,000 shares at $3.91 per share until March 15, 2016; and 1,676 shares at $5.65 per share until October 10, 2014. Does not include 20,000 shares underlying options that are subject to vesting in equal increments on March 15, 2010 and 2011, exercisable at $3.91 per share until March 15, 2016, or 3,351 shares underlying options that are subject to vesting in equal increments on October 10, 2009 and 2010, exercisable at $5.65 per share until October 10, 2014.

(e)

Includes the following restricted share awards: 14,901 shares granted on June 18, 2007 that are subject to performance vesting criteria; 23,429 shares granted on December 18, 2008 that are subject to vesting in equal installments on December 18, 2009 and 2010; and 50,000 shares granted on March 3, 2009 that are subject to vesting on December 31, 2009.

(f)

Refers to shares underlying options exercisable at $6.04 per share until June 18, 2014. Does not include 31,635 shares underlying options that are subject to vesting in equal installments on July 28, 2010 and 2011, exercisable at $6.04 per share until June 18, 2014.

(g)	Includes 2,104 restricted shares granted on October 10, 2007 that are subject to vesting in equal installments on October 10, 2009 and 2010.
(h)

Refers to shares acquirable upon exercise of the following option grants: 10,002 shares at $1.70 per share until July 16, 2011; 20,000 shares at $1.91 per share until January 12, 2015; and 16,007 shares at $2.00 per share until July 8, 2013.

(i)	Refers to restricted shares granted on March 3, 2009 that are subject to vesting on December 31, 2009.

To Index

(j)

Refers to shares acquirable upon exercise of the following option grants: 22,416 shares at $6.04 per share until January 22, 2014 and 41,056 shares at $2.00 per share until July 8, 2013. Does not include 33,624 shares underlying options that are subject to vesting in equal installments on Januayr 22, 2010, 2011 and 2012, exercisable at $6.04 per share until January 22, 2014, or 41,055 shares underlying options that are subject to vesting on July 8, 2010, exercisable at $2.00 per share until July 8, 2013.

(k)	Includes 16,667 restricted shares granted on October 24, 2008 subject to vesting on October 24, 2009.
(l)

Refers to shares acquirable upon exercise of the following option grants: 5,000 shares at $2.19 per share until July 3, 2010; 5,000 shares at $2.00 per share until July 2, 2011; 5,000 shares at $0.65 per share until September 24, 2012; 10,000 shares at $0.43 per share until May 6, 2013; 5,000 shares at $0.85 per share until February 10, 2014; 5,000 shares at $1.45 per share until December 17, 2014; 10,000 shares at $2.71 per share until January 30, 2016; 10,000 shares at $6.30 per share until December 14, 2016; and 9,123 shares at $5.65 per share until October 10, 2014.

(m)

Refers to shares acquirable upon the exercise of the following option grants: 10,000 shares at $3.38 per share until February 26, 2016; 10,000 shares at $6.30 per share until December 14, 2016; and 9,123 shares at $5.65 per share until October 10, 2014.

(n)	Does not include 50,000 shares held by Heffernen 1966 Trust B, a trust controlled by Mr. Royer’s spouse. Mr. Royer disclaims beneficial ownership of such shares.
(o)

Refers to shares acquirable upon the exercise of the following option grants: 10,000 shares at $2.71 per share until January 30, 2016; 10,000 shares at $6.30 per share until December 14, 2016; and 9,123 shares at $5.65 per share until October 10, 2014.

(p)

Refers to shares acquirable upon exercise of the following option grants: 10,000 shares at $2.06 per share until August 27, 2009; 5,000 shares at $2.19 per share until July 3, 2010; 5,000 shares at $2.00 per share until July 2, 2011; 5,000 shares at $1.45 per share until December 17, 2014; 10,000 shares at $2.71 per share until January 30, 2016; 10,000 shares at $6.30 per share until December 14, 2016; and 9,123 shares at $5.65 per share until October 10, 2014.

(q)	Includes 50,000 restricted shares granted on October 24, 2008 subject to vesting on October 24, 2009.
(r)

Refers to shares acquirable upon the exercise of the following option grants: 10,000 shares at $4.09 per share until May 2, 2016; 10,000 shares at $6.30 per share until December 14, 2016; 9,123 shares at $5.65 per share until October 10, 2014; and 30,889 shares at $3.50 per share until March 1, 2015.

(s)	Refers to shares acquirable upon exercise of the following option grants: 10,000 shares at $6.30 per share until December 14, 2016 and 9,123 shares at $5.65 per share until October 10, 2014.
(t)

Based on the last information provided by holder in September 2008. Beneficially owns securities through different entities, including: 202,300 shares held by GFX Investments, LLC, for which he is the beneficial owner; 606,050 shares held by Scott Family Florida Partnership Trust; 93,300 shares held by F. Annette Scott Florida Trust, of which his spouse is the trustee; and 90,400 shares held by Richard L. Scott Florida Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of June 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (a)(b)	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders	1,085,216	$3.41	1,078,552
Equity compensation plans not approved by security holders	–	–	–
Total	1,085,216	$3.41	1,078,552

(a)	Does not include 625,791 shares subject to restricted stock awards.
(b)	Calculation excludes shares subject to restricted stock awards. There is no exercise price associated with a restricted stock award.

To Index

Plans in the Shareholder Approved Category

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests. The equity incentive program presently consists of two active plans, our 2006 Stock Incentive Plan and our 2009 Stock Incentive Stock Plan, and formerly included our 1998 Incentive Plan. Under each of the plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Collectively, the plans have provided for the issuance of up to 3,250,000 shares of common stock. As of June 30, 2009, under the 1998 plan, we had issued 196,069 shares upon exercise of option awards and, outstanding, subject to vesting, options to purchase 517,424 shares of common stock, exercisable for up to ten years at prices of $0.43 to $6.33 per share, and 127,316 shares issuable pursuant to restricted stock awards. On June 17, 2008, the 1998 plan expired and no new awards can be made under it. As of June 30, 2009, we had outstanding under the 2006 plan, subject to vesting, stock options to purchase 567,792 common shares, exercisable for up to seven years from grant at prices of $1.85 to $5.65 per share, and 403,656 shares issuable pursuant to restricted stock awards. As of June 30, 2009, 28,552 common shares were available for future issuance under the 2006 plan. As of June 30, 2009, we had outstanding under the 2009 plan, subject to vesting, 200,000 shares issuable pursuant to restricted stock awards. As of June 30, 2009, 1,050,000 common shares were available for future issuance under the 2009 plan.

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

Audit Fees

Fees for audit services provided by Amper, Politziner & Mattia, LLP, our current principal independent registered public accounting firm, for the years ended June 30, 2009 and 2008 were $165,719 and $161,000, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, reviews of our interim financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by Amper, Politziner & Mattia, LLP during the years ended June 30, 2009 and 2008 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by Amper, Politziner & Mattia, LLP during the fiscal years ended June 30, 2009 and 2008 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

To Index

All Other Fees

Fees for customer rebate compliance testing provided by Amper, Politziner & Mattia, LLP during the fiscal year ended June 30, 2009 were $1,250. There were no other fees billed for services by Amper, Politziner & Mattia, LLP for the fiscal years ended June 30, 2009 and 2008.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. As part of its pre-approval policy, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. All services performed in our 2009 and 2008 fiscal years were pre-approved.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this report:

(1)	Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2009 and 2008

Consolidated Statements of Operations for the years ended June 30, 2009 and 2008

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008

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
3(i)(7)

Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.7 of Registration Statement on Form SB-2, Registration Number 333-112340 filed on January 30, 2004)

To Index

3(ii)	By-Laws, as amended and restated (incorporated by reference to Exhibit 3(ii) of Current Report on Form 8-K filed on August 2, 2007)
10.1+	1998 Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 4.10 of Registration Statement on Form S-8 filed on March 22, 2006)
10.2+	2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.9 of Registration Statement on Form S-8 filed on October 9, 2007)
10.3+	2006 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on February 12, 2009)
10.4+	2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.9 of Registration Statement on Form S-8 filed on February 5, 2009)
10.5+	Form of Employment Agreement with Michael W. Levin (incorporated by reference to Exhibit 10.16 of Annual Report on Form 10-KSB filed on September 15, 2003)
10.6+	Form of Option Agreement with Management issued April 2003 (incorporated by reference to Exhibit 10.15 of Registration Statement on Form SB-2, Registration Number 333-112340 filed on January 30, 2004)
10.7+	Option Agreement with Lawrence Anderson, June 2005 (incorporated by reference to Exhibit 10.28 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.8+	Employment Agreement with Michael Levin (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on November 13, 2008)
10.9+	Amended and Restated Employment Agreement with Michael Levin (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 4, 2009)
10.10+	Employment Agreement with Kevan Bloomgren (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 4, 2009)
10.11+	Employment Agreement with Robert Ward (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 4, 2009)
10.12+	Employment Agreement with Vince Kelly (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 4, 2009)
10.13	Amendment to Loan Documents, dated as of January 23, 2006 (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on February 9, 2006)
10.14	Guaranty and Suretyship Agreement, dated January 23, 2006 (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on February 9, 2006)
10.15	Term Note with PNC Bank, dated March 17, 2006, with Security Agreement and Guarantee (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 15, 2006)
10.16	Fourth Amendment to Loan Documents (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 3, 2007)
10.17	Waiver to Loan and Security Agreement, February 12, 2008 (incorporated by reference to Exhibit 10.11 of Annual Report on Form 10-K filed on September 25, 2008)
10.18	Waiver and Amendment to Lease, dated February 13, 2008 (incorporated by reference to Exhibit 10.11 of Annual Report on Form 10-K filed on September 25, 2008)
10.19	Amendment to Lease, dated May 13, 2008 (incorporated by reference to Exhibit 10.11 of Annual Report on Form 10-K filed on September 25, 2008)
10.20	Agreement with PNC, dated as of September 2008 (incorporated by reference to Exhibit 10.11 of Annual Report on Form 10-K filed on September 25, 2008)
10.21	Amendment to Forbearance Agreement (incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q filed on May 14, 2009)
10.22	Form of Loan Agreement Documents (incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 14, 2008)
10.23*	Agreement of Amendment to Revolving Loan and Security Agreement
10.24	Second Agreement of Amendment to Revolving Loan and Security Agreement (incorporated by reference to Exhibit 10.11 of Annual Report on Form 10-K filed on September 25, 2008)
10.25	Third Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on June 26, 2009)
10.26	Lease Agreement (incorporated by reference to Exhibit 10.13 of Annual Report on Form 10-KSB filed on or about September 28, 2000)
10.27	Sublease Agreement (incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on January 24, 2005)

To Index

10.28	Master Lease Agreement, July 2005 (incorporated by reference to Exhibit 10.27 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.29	Purchase Agreement (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on September 30, 2008)
10.30	Form of Convertible Note (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on September 30, 2008)
10.31	Form of Series A Warrants (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on September 30, 2008)
10.32	Form of Series B Warrants (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on September 30, 2008)
10.33	Form of Series C Warrants (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K filed on September 30, 2008)
10.34	Registration Rights Agreement (incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K filed on September 30, 2008)
11	Statement re: computation of per share earnings is hereby incorporated by reference to Part II, Item 8 of this report
21*	Subsidiaries of the Registrant
23.1*	Consent of Amper, Politziner & Mattia, LLP
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Filed herewith

+ Represents executive compensation plan or agreement

To Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of September 24, 2009.

MEDIA SCIENCES INTERNATIONAL, INC.

By: /s/ Michael W. Levin
Michael W. Levin
Chief Executive Officer and President

Dated: September 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Levin	Chief Executive Officer, President and Director	September 24, 2009
Michael W. Levin

/s/ Kevan D. Bloomgren	Chief Financial Officer	September 24, 2009
Kevan D. Bloomgren

/s/ Willem van Rijn	Director and Non-executive Chairman	September 24, 2009
Willem van Rijn

/s/ Paul C. Baker	Director	September 24, 2009
Paul C. Baker

/s/ Edwin Ruzinsky	Director	September 24, 2009
Edwin Ruzinsky

/s/ Henry Royer	Director	September 24, 2009
Henry Royer

/s/ Dennis Ridgeway	Director	September 24, 2009
Dennis Ridgeway

/s/ Frank J. Tanki	Director	September 24, 2009
Frank J. Tanki