Form 10-Q
period 2009-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2009-11-13
CIK 1024022

To Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, we had 11,978,200 shares of common stock outstanding.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC.

AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

To Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30,
ASSETS	(Unaudited)	2009
CURRENT ASSETS:
Cash and cash equivalents	$ 443,248	$ 550,602
Accounts receivable, net	3,515,934	3,427,550
Inventories, net	6,441,190	6,392,441
Taxes receivable	19,816	20,257
Deferred tax assets	830,447	830,447
Prepaid expenses and other current assets	400,248	541,153
Total Current Assets	11,650,883	11,762,450

PROPERTY AND EQUIPMENT, NET	1,894,064	2,096,986

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Deferred tax assets	361,905	279,486
Other assets	66,559	75,159
Total Other Assets	4,012,695	3,938,876

TOTAL ASSETS	$ 17,557,642	$ 17,798,312

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,213,505	1,128,187
Accrued compensation and benefits	432,127	690,948
Other accrued expenses and current liabilities	1,081,954	1,151,325
Short-term capital lease obligation	–	69,815
Income taxes payable	2,812	–
Accrued product warranty costs	436,578	436,578
Deferred rent liability	52,097	63,863
Deferred revenue	137,057	209,079
Total Current Liabilities	3,356,130	3,749,795

OTHER LIABILITIES:
Long-term debt, less current maturities	2,981,247	2,749,132
Deferred rent liability	50,444	58,010
Convertible debt, net of discount of $369,151 in September and $401,830 in June	880,849	848,170
Warrant liabilities	25,947	–
Deferred revenue, less current portion	13,012	38,708
Total Other Liabilities	3,951,499	3,694,020

TOTAL LIABILITIES	7,307,629	7,443,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value
Authorized 5,000,000 shares; none issued	–	–
Common Stock, $.001 par value 25,000,000 shares authorized;
issued and outstanding, respectively, 12,394,434 and 11,843,813 shares in September and 12,413,292 and 11,771,966 shares in June	11,844	11,772
Additional paid-in capital	12,861,781	13,000,680
Accumulated other comprehensive income (loss)	(26,956)	216
Accumulated deficit	(2,596,656)	(2,658,171)
Total Shareholders' Equity	10,250,013	10,354,497

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,557,642	$ 17,798,312

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2009	2008

NET REVENUES	$ 5,506,750	$ 5,752,404

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, shipping and freight	2,613,778	2,652,224
Depreciation and amortization	136,601	117,489
Product warranty	468,372	214,168
Shipping and freight	158,554	147,626
Total cost of goods sold	3,377,305	3,131,507

GROSS PROFIT	2,129,445	2,620,897

OTHER COSTS AND EXPENSES:
Research and development	340,880	373,052
Selling, general and administrative, excluding depreciation and amortization	1,916,690	2,752,907
Depreciation and amortization	74,842	93,933
Litigation settlement	–	(1,500,000)
Total other costs and expenses	2,332,412	1,719,892

INCOME (LOSS) FROM OPERATIONS	(202,967)	901,005

Interest expense	(86,855)	(54,924)
Interest income	20	659
Loss on change in fair value of warrant liabilities	(19,167)	–
Amortization of debt discount on convertible debt	(32,679)	–

INCOME (LOSS) BEFORE INCOME TAXES	(341,648)	846,740
Provision (benefit) for income taxes	(82,419)	369,345

NET INCOME (LOSS)	$ (259,229)	$ 477,395

EARNINGS (LOSS) PER SHARE
Basic	$ (0.02)	$ 0.04
Diluted	$ (0.02)	$ 0.04

WEIGHTED AVERAGE SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE
Basic	11,837,427	11,716,971
Diluted	11,837,427	11,787,659

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

THREE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES, JUNE 30, 2009	11,771,966	$ 11,772	$ 13,000,680	$ (2,658,171)	$ 216	$ 10,354,497
Cumulative effect of change in accounting principle – ASC Topic 815-10 adoption	–	–	(327,524)	320,744	–	(6,780)
Components of comprehensive loss:
Net loss	–	–	–	(259,229)	–	(259,229)
Cumulative translation adjustment	–	–	–	–	(27,172)	(27,172)
Total comprehensive loss	–	–	–	–	–	(286,401)
Vested restricted stock units	71,847	72	(72)	–	–	–
Stock-based compensation expense	–	–	188,697	–	–	188,697
BALANCES, SEPTEMBER 30, 2009	11,843,813	$ 11,844	$ 12,861,781	$ (2,596,656)	$ (26,956)	$ 10,250,013

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (259,229)	$ 477,395
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	230,711	224,905
Stock-based compensation expense	186,805	155,411
Deferred income taxes	(82,419)	369,345
Impairment charge	(20,059)	–
Provision (benefit) for inventory obsolescence	(26,929)	29,239
Provision for product warranties	–	6,897
Provision for returns and doubtful accounts	3,809	34,677
Amortization of debt discount on convertible debt	32,679	–
Loss on change in fair value of warrant liabilities	19,167	–
Changes in operating assets and liabilities:
Accounts receivable	(99,719)	(61,911)
Inventories	(19,927)	1,754,983
Income taxes	3,253	–
Prepaid expenses and other current assets	138,598	(38,376)
Accounts payable	83,734	(1,587,317)
Accrued compensation and benefits	(251,589)	(212,026)
Other accrued expenses and current liabilities	(65,930)	(692,326)
Deferred rent liability	(19,332)	(6,689)
Deferred revenue	(97,718)	(96,742)
Net cash provided (used) by operating activities	(244,095)	357,465

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(27,789)	(326,281)
Net cash used in investing activities	(27,789)	(326,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash	10,907	–
Bank credit line proceeds (repayments)	232,115	(251,157)
Capital lease obligation repayments	(69,815)	(50,000)
Proceeds from issuance of subordinated convertible debt	–	1,250,000
Net cash provided by financing activities	173,207	948,843
Effect of exchange rate changes on cash and cash equivalents	(8,677)	(38,435)
NET INCREASE (DECREASE) IN CASH	(107,354)	941,592

CASH, BEGINNING OF PERIOD	550,602	236,571

CASH, END OF PERIOD	$ 443,248	$ 1,178,163

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 77,683	$ 42,278
Income taxes paid (refunded)	$ –	$ –

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital lease additions	$ –	$ 528,488

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

Basis of Presentation.   The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Article 8 of Rule S-X. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed with the SEC on September 24, 2009. The June 30, 2009 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2009, other than those resulting from adoption of recent accounting pronouncements discussed in Note 2, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended June 30, 2009. The Company has evaluated material subsequent events through November 13, 2009, the date these financial statements were issued. No material subsequent events came to our attention.

The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2010.

Accumulated Other Comprehensive Income (loss).   Accumulated other comprehensive income (loss) represents currency translation adjustments. Assets and liabilities of the Company’s United Kingdom and China subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The functional currency of the Company’s foreign subsidiaries is as follows: Media Sciences UK, Ltd., the British Pound, and Media Sciences (Dongguan) Company Limited, the Chinese Yuan. Realized foreign currency transaction gains and losses are recorded as a component of selling, general and administrative expense.

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

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Fair Value Measurements. The Company measures fair value in accordance with authoritative guidance for fair value measurements, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The authoritative guidance defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
•	Level 2 – inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
•	Level 3 – unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Recurring Fair Value Estimates. The Company’s recurring fair value measurements at September 30, 2009 were as follows:

	Fair Value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Increases (decreases) during the three months ended September 30, 2009
Liabilities:
Warrant obligations	$25,947	–	–	$25,947	$19,167

Recurring Level 3 Activity, Reconciliation and Basis for Valuation. The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of September 30, 2009. See Note 2, Implementation of EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock" (ASC Topic 815-10), for discussion regarding the Company’s warrant obligations.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Increases (decreases) during the three months ended September 30, 2009
Liabilities:
Balance as of July 1, 2009	$ 6,780
Increase in fair value of warrants	19,167
Balance as of September 30, 2009	$ 25,947

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

The fair value of each option group is estimated using the Black-Scholes option pricing model with the following weighted average assumptions as of (number of warrants in thousands):

	Original Value	July 1, 2009		September 30, 2009
Number of warrants	1,515	1,515		1,515
Exercise price	$1.65	$1.65		$1.65
Risk free interest rate	2.13%	1.53%		1.22%
Expected warrant lives in years	3.0	2.9		2.6
Expected volatility	61.3%	74%		74%
Expected dividend yields	None	None		None
Fair value per share	$0.216	$0.005		$0.017
Common stock price	$1.43	$0.17	(a)	$0.30	(a)
Fair value of warrants	$327,524	$6,780		$25,947

(a)

Due to the low average daily trading volume of our common stock, we have discounted the common stock price in the Black-Scholes valuation model to reflect the adverse impact on our share price which would result from a dramatic increase in the number of shares of our common stock outstanding upon the exercise of these warrants.

There are no assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt reasonably approximate their fair value due to the relatively short maturities of these instruments. Long-term debt carrying values approximate their fair values at the balance sheet dates. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Restricted Cash. At September 30, 2009 and June 30, 2009, $129,994 and $140,901, respectively, of bank deposits located in China were classified as restricted due to regulatory restrictions impacting the availability of the funds during dissolution of the legal entity. This restricted cash is reflected in other current assets in the condensed consolidated balance sheets.

Loss on change in fair value of warrant liabilities. In accordance with authoritative guidance, the Company is required to account for investor warrants as if they were derivative liabilities (See Note 2, Implementation of EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock" (ASC Topic 815-10)). The Company is required to mark to market each reporting quarter the value of the investor warrants. The periodic change in value of the deemed obligations associated with these warrants is recorded as either non-cash gain (if the value of the warrants decrease) or as non-cash loss (if the value of the warrants increase). Although the value of the warrants is affected by interest rates, the remaining contractual conversion period, and the Company's stock volatility, the primary cause of the change in the value of the embedded derivative and investor warrants will be the value of the Company's common stock at the measurement date. If the stock price goes up, the value of this deemed liability will generally increase and if the stock price goes down the value of this deemed liability will generally decrease.

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

The Company evaluates the need for a deferred tax valuation allowance quarterly. A valuation allowance was required as it was deemed more likely than not that certain State net operating loss carry forwards and other future deductible temporary differences included in the Company’s deferred tax assets will not be realized. At September 30, 2009 and June 30, 2009, the valuation allowance associated with these state tax attributes was $532,000. This valuation allowance adjustment has no impact on the Company’s cash flows or future prospects, nor does it alter the Company’s ability to utilize these tax attributes, the utilization of which is primarily dependent upon future taxable income. Under United States generally accepted accounting principles (“GAAP”), if and when the Company’s results demonstrate a pattern of future profitability and reverse the current cumulative loss trend, this valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets.

Although the Company incurred substantial losses before income taxes for the quarter ended September 30, 2009 and the years ended June 30, 2009 and 2008, management believes that it is more likely than not that the Company will have sufficient taxable income in future years to realize its remaining net federal deferred income tax assets. However, if future events change management’s assumptions and estimates regarding the Company’s future earnings, a significant deferred tax asset valuation allowance may have to be established.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB Establishes Accounting Standards CodificationTM

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (Accounting Standards Codification™ (“ASC”) Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification”, “ASC”, or “authoritative guidance”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our first quarter 2010 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification. ASC Topic 105 was effective for the Company’s interim reporting period ending on September 30, 2009. This authoritative guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Implementation of EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock" (ASC Topic 815-10)

In June 2008, the FASB ratified EITF Issue No. 07-5 which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815), are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity's stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock.

EITF 07-5 became effective for the Company in its fiscal year beginning July 1, 2009 and was applied to outstanding instruments as of that date. The adoption of the pronouncement’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. All of the Company’s outstanding warrants and its convertible debt contain such provisions.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Outstanding instruments evaluated included (a) the Company’s outstanding convertible debt and (b) warrants issued concurrent with the convertible debt issuance. With respect to the convertible debt element, based on guidance found in SFAS No. 133, we determined the economic characteristics and risks of the conversion element are clearly and closely related to and inseparable from the debt instrument. Thus adoption of the pronouncement did not affect the accounting treatment of the Company’s convertible debt. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible debt, currently $1.65, is adjusted to reflect a down round stock issuance that reduces the conversion price below the $1.22 fair value of the common stock on the issuance date of the convertible debt.

However, because the Company’s warrants have “down-round” provisions, they can no longer be recorded in equity. Beginning July 1, 2009, the Company recognized the fair value of these warrants as a liability on its consolidated balance sheet, despite the fact that this deemed liability will never be settled in cash. Further, EITF 07-5 requires warrants with “down-round” features to be recognized as a derivative liability. Accordingly, changes in the fair value of the warrants at each reporting period are required to be recognized as non-cash expense or income in the consolidated statement of operations. Future movements in the Company’s stock price alone can materially affect both its results of operations and financial position in the future. Substantial movements in the Company’s stock price could result in material volatility in our results of operations and financial position.

Upon adoption, a cumulative effect adjustment was recorded, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. The following table illustrates the changes to the Company's consolidated balance sheet resulting from the implementation of EITF Issue No. 07-5:

	Balance at June 30, 2009	Cumulative Effect Adjustment	Balance at July 1, 2009
Warrant liabilities	–	$ 6,780	$ 6,780
Additional paid-in capital	$13,000,680	$(327,524)	$12,673,156
Accumulated deficit	$ (2,658,171)	$ 320,744	$ (2,337,427)

The fair value of the warrants of $327,524 was included in additional paid-in capital on the issuance date of the warrants (September 24, 2008). As a result of reclassifying these warrants from equity to liabilities, the cumulative effect of these adjustments on July 1, 2009 was a reduction of additional paid-in capital of $327,524 and a corresponding reduction of the Company’s accumulated deficit, less the $6,780 fair value of the warrant obligation recognized at July 1, 2009.

As of September 30, 2009, the Company determined that, using the Black Scholes model, the fair value of the warrant obligations had increased by $19,167. Accordingly, for the three months ended September 30, 2009, the Company recorded a "Loss on change in fair value of warrant liabilities" to its statement of operations. See Note 1, Fair Value Measurements, for more detail regarding the Black-Scholes assumptions used to estimate the fair value of the Company’s warrant obligation.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted this guidance for financial assets and liabilities effective July 1, 2008 and for non financial assets and liabilities effective July 1, 2009. The adoption did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820-10-65). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP was effective for the Company’s annual reporting for the fiscal year ended on June 30, 2009. The implementation of FSP SFAS No. 157-4 did not materially impact the Company’s financial position, results of operations or cash flows.

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis. The disclosure requirement under this FSP was effective for the Company’s interim reporting period ending on September 30, 2009 and all appropriate disclosures have been reflected herein.

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities. Entry value is the amount an entity would receive to enter into an identical liability. The guidance is effective for our interim reporting period ending on December 31, 2009. We are currently evaluating the impact of the implementation on our financial position, results of operations and cash flows.

Other Accounting Changes

In September 2009, the FASB’s Emerging Issues Task Force (“EITF”) issued authoritative guidance addressing revenue arrangements with multiple deliverables. The guidance requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific-objective-evidence, third party evidence or estimated selling price. The residual method also becomes obsolete under this guidance. This guidance is effective for our interim reporting period ending on September 30, 2010. We are currently evaluating the impact of the implementation of this guidance on our financial position, results of operations and cash flows.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		September 30, 2009
		(Unaudited)	June 30, 2009
Accounts receivable, net
Accounts receivable, gross		$ 3,605,949	$ 3,513,756
Allowance for doubtful accounts		(50,000)	(50,000)
Allowance for returns		(40,015)	(36,206)
		$ 3,515,934	$ 3,427,550

Inventories, net of reserves
Raw materials		$ 2,089,577	$ 2,184,245
Finished goods		4,665,919	4,549,431
Less: reserves for obsolescence		(314,306)	(341,235)
		$ 6,441,190	$ 6,392,441

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$ 2,827,546	$ 2,801,027
Furniture and fixtures	7 years	578,672	578,672
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 – 10 years	895,909	895,909
Tooling and molds	3 years	2,910,048	2,908,778
Construction-in-progress (tooling and die)		297,230	297,230
		7,539,839	7,512,050
Less: Accumulated depreciation and amortization		5,645,775	5,415,064
		$ 1,894,064	$ 2,096,986

Goodwill and other intangible assets, net
Goodwill		$ 3,965,977	$ 3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$ 3,584,231	$ 3,584,231

NOTE 4 – DEBT

Bank Debt

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

September 30, 2009
	(Unaudited)	June 30, 2009
Short-term capital lease obligation	$ –	$ 69,815

Bank term notes	$ 1,500,000	$ 1,500,000
Bank line of credit	1,481,247	1,249,132
Less: current maturities	–	–
Long-term debt	$ 2,981,247	$ 2,749,132
Total bank debt	$ 2,981,247	$ 2,818,947

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT (CONTINUED)

On February 12, 2008, the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit. As amended, the advance limit under the line of credit is the lesser of: (a) $4,900,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $750,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line. The line of credit is collateralized by a first priority security interest in substantially all of the Company’s U.S. based assets and its foreign receivables and requires payments of interest only through the facilities three year term. As amended on October 27, 2009, the interest rate on the term note and the line of credit varies based on the bank’s prime rate and is equal to the greater of the bank’s prime rate plus 3.25% or 7%. At September 30, 2009 the applicable interest rate on amounts drawn under the term note and the line of credit was 4.25%

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, the Company entered into a non-amortizing term note with the bank in the amount of $1,500,000, due February 12, 2011. At September 30, 2009, this note had a principal balance of $1,500,000. As of September 30, 2009, the Company had an outstanding balance of $1,481,247 under the revolving line and approximately $697,000 of undrawn availability under the credit line. At June 30, 2009, the Company had outstanding with the bank the $1,500,000 term note and had an outstanding balance of $1,249,132 drawn under its revolving credit line, with about $1,005,000 of undrawn availability.

The Company’s current credit facilities are subject to financial covenants. Current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements. At June 30, 2009, the Company was in compliance with all of its financial covenants. At September 30, 2009, the Company was in compliance with the financial covenants, as amended. As a result of a cross default and collateralization provision associated with its former debt facility, the Company agreed to refinance certain operating leases held by an affiliate of the former bank. Under terms of a separate waiver and amendment with this leasing affiliate, the Company received an extension of time to refinance or payoff the lease obligation until September 30, 2009. At June 30, 2009, the remaining obligation under the agreement was $69,815. This obligation was fully satisfied in August 2009, when the Company obtained title to the leased equipment.

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

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT (CONTINUED)

The Company may call the three year warrants, subject to MicroCapital’s preemptive right to exercise, at a redemption price of $0.001 per share. The three year warrants may only be called after the earlier of 90 days after the registration statement is effective or June 24, 2009 if the closing sale price of the Company’s common stock equals or exceeds $1.83 per share for at least 24 trading days within a 30 trading day period; this threshold price increases by $0.02 per share starting with the end of the following calendar month. MicroCapital has agreed to limit the number of shares that may be acquired upon the exercise of warrants by them to 4.999% of the Company’s outstanding shares of common stock, which may be waived by MicroCapital upon 60 days notice. MicroCapital has also agreed to limit the number of shares that may be acquired upon the exercise the warrants to 9.999% of the Company’s outstanding shares of common stock; this limit may not be waived. The Company has registered the shares potentially issuable as a result of the transaction.

The transaction was recorded in accordance with EITF 00-27 “Application of Issue #98-5 to Certain Convertible Instruments” and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios" (ASC Topic 470-20), on a relative fair value basis. The $486,615 fair value of the warrants and the debt’s beneficial conversion feature was recorded to equity and as a debt discount to the value of the convertible note. This discount will be amortized using the effective interest method over the three year term of the convertible note. Amortization of debt discount on this convertible note payable amounted to $32,679 for the three months ended September 30, 2009. The remaining unamortized discount was $369,151 at September 30, 2009. In connection with this transaction, the Company also recognized a $63,955 increase in its deferred tax liabilities reflecting the non-deductible nature of future debt discount amortization that will result from the value of the beneficial conversion feature.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options, restricted stock units and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted earnings (loss) per share:

	Three Months Ended September 30,
	2009	2008
Numerator for basic and diluted:
Net income (loss)	$ (259,229)	$ 477,395

Denominator :
For basic earnings (loss) per common share – weighted average shares outstanding	11,837,427	11,716,971
Effect of dilutive securities - stock options, restricted stock units and warrants	–	70,688
For diluted earnings (loss) per common share – weighted average shares outstanding adjusted for assumed exercises	11,837,427	11,787,659

Basic earnings (loss) per share	$ (0.02)	$ 0.04

Diluted earnings (loss) per share	$ (0.02)	$ 0.04

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOSS PER SHARE (CONTINUED)

The following options and warrants to purchase common stock were excluded from the computation of diluted earnings (loss) per share for the three months ended September 30, 2009 and 2008 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for those periods:

	Three Months Ended September 30,
	2009	2008
Anti-dilutive options and warrants	1,091,062	1,093,291

NOTE 6 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Stock-based compensation expense by type of award:
Employee stock options	$ 71,145	$ 78,712
Non-employee director stock options	–	54,561
Non-employee restricted stock units	–	7,350
Employee restricted stock units	69,052	79,332
Non-employee director restricted stock units	48,501	–
Forfeiture rate adjustment	–	(56,751)
Amounts capitalized as inventory	(1,893)	(7,793)
Total stock-based compensation expense	$ 186,805	$ 155,411
Tax effect of stock-based compensation recognized	(62,656)	(84,434)
Net effect on net income / loss	$ 124,149	$ 70,977

Effect on earnings / loss per share:
Basic	$ 0.01	$ 0.01
Diluted	$ 0.01	$ 0.01

As of September 30, 2009, the unrecorded deferred stock-based compensation balance was $499,121 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 1.3 years. During the three months ended September 30, 2009, the Company did not grant any stock options or restricted stock units.

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

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30,
	2009 (a)	2008

Risk-free interest rate	–	2.8%
Dividend yield	–	0.0%
Expected stock price volatility	–	58%
Average expected life of options	–	3.2 years

(a) No stock options were granted during the three months ended September 30, 2009.

Authoritative guidance issued by the FASB requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. For the current fiscal year, the expected stock price volatility assumption was determined using the Company’s historic volatility.

The Company uses the simplified method suggested by the SEC in authoritative guidance for determining the expected life of the options. Under this method, the Company calculates the expected term of an option grant by averaging its vesting and contractual term. Based on studies of the Company’s historic actual option terms, compared with expected terms predicted by the simplified method, the Company has concluded that the simplified method yields materially accurate expected term estimates. The Company estimates its applicable risk-free rate based upon the yield of U.S. Treasury securities having maturities similar to the estimated term of an option grant, adjusted to reflect it’s continuously compounded “zero-coupon” equivalent.

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

As of September 30, 2009, there are no common shares remaining available for future issuance under the 1998 Plan, which expired on June 17, 2008. Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of September 30, 2009, 31,875 common shares were available for future issuance under the 2006 Plan. Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of September 30, 2009, 1,050,000 common shares were available for future issuance under the 2009 Plan.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2009	1,085,216	$3.41
Three months ended September 30, 2009:
Options granted	–	–
Options exercised	–	–
Options cancelled/expired/forfeited	(11,000)	1.97
Balance outstanding at September 30, 2009	1,074,216	$3.42

The options outstanding and exercisable at September 30, 2009 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.43 to $0.85	26,600	3.6	$0.59	26,600	$0.59
$1.00 to $2.00	419,215	3.9	1.95	273,000	1.93
$2.01 to $6.33	628,401	5.2	4.52	422,675	4.48
	1,074,216	5.0	$3.42	722,275	$3.38

At September 30, 2009, 11,000 of the Company’s exercisable options were in-the-money. At September 30, 2009, the aggregate intrinsic value of options outstanding and exercisable was $1,800. No options were exercised during the three months ended September 30, 2009.

No stock options were granted during the three months ended September 30, 2009. The weighted average grant date fair value of options granted during the three months ended September 30, 2008 was $0.84.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

No restricted stock units were granted during the three months ended September 30, 2009. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award. Stock-based compensation cost for restricted stock units for the three months ended September 30, 2009 was $117,553, net of estimate forfeitures.

As of September 30, 2009, there was $172,307 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 0.9 years.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2009	625,791	$ 773,510	$ 1.24

Three months ended September 30, 2009:
Restricted stock units granted	–	–	–
Restricted stock units vested	(71,847)	(143,694)	2.00
Restricted stock units cancelled/forfeited	(3,323)	(6,646)	2.00
Balance unvested at September 30, 2009	550,621	$ 623,170	$ 1.13

NOTE 7 – ACCRUED PRODUCT WARRANTY COSTS

The Company provides a warranty for all of its consumable supply products and for its INKlusive printer program, which was discontinued on April 1, 2009. Although no new INKlusive contracts were originated after April 1, 2009, remaining service and supply commitments under the program continue to be honored. The Company’s warranty stipulates that it will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Factors that may affect the warranty liability and expense include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of the recorded warranty liability and adjusts the amount as necessary. These expenses are classified as a separately captioned item in cost of goods sold.

Changes in accrued product warranty costs for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
	2009	2008
Accrued product warranty costs at the beginning of the period	$ 436,578	$ 198,666

Warranties accrued during the period	468,372	221,065
Warranties settled during the period	(468,372)	(214,168)
Net change in accrued warranty costs	–	6,897

Accrued product warranty costs at the end of the period	$ 436,578	$ 205,563

NOTE 8 – RESEARCH AND DEVELOPMENT

Research and product development costs, which consist of salary and related benefits costs of the Company’s technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred. It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use. For the three months ended September 30, 2009 and 2008, the Company’s research and product development costs were $340,880 and $373,052, respectively.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ADVERTISING EXPENSES

Advertising expenses are deferred until the first use of the advertising. Deferred advertising costs at September 30, 2009 and 2008 totaled $69,291 and $13,795, respectively. Advertising expense for the three months ended September 30, 2009 and 2008 amounted to $135,085 and $211,647, respectively.

NOTE 10 – LITIGATION AND CONTINGENCIES

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly. The suit seeks unspecified damages and fees. In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question. The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees. On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company. Pre-trial discovery on the infringement action was completed in September 2007. Pre-trial discovery on the Company’s antitrust action was completed in July 2008. In March 2009 the court dismissed, without prejudice, the Company’s antitrust claims relating to Xerox’s loyalty rebate programs. In the ruling, the court relied on a 2001 Settlement Agreement between the parties resulting from a different matter, and found that before such claims are pursued, the Company must submit to arbitration. In September 2009 the court dismissed the Company’s remaining antitrust claims not relating to Xerox’s loyalty rebate programs. The patent infringement claims remaining before the court may be heard in the spring or summer of 2010. The loss of all or a part of the patent infringement claims could have a material adverse affect on our results of operations and financial position. The Company believes that its inks do not infringe any valid U.S. patents and that it therefore has meritorious grounds for success in this case. The Company intends to vigorously defend these allegations of infringement. There can be no assurance, however, that the Company will be successful in its defense of this action. Proceeds of this suit, if any, will be recorded in the period when received.

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

Other than the above, as at September 30, 2009, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

NOTE 11 – IMPAIRMENT CHARGE

In conjunction with a plan approved by the Company’s Board of Directors, the Company closed its not yet operational manufacturing facility in China. The impairment costs were recognized in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic 360). During the three months ended September 30, 2009, cash charges totaling $20,059 were incurred against impairment reserves established in the prior fiscal year. At September 30, 2009, the remaining reserve for these impairment costs was $20,391.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 6, “Factors Affecting Results Including Risks and Uncertainties” included in our Form 10-K for the year ended June 30, 2009, filed September 24, 2009.  You should carefully review these risks and also review the risks described in other documents we file from time to time with the SEC.  You are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-K for the year ended June 30, 2009, filed September 24, 2009.

EXECUTIVE SUMMARY

Media Sciences International, Inc. is the leading independent manufacturer of color toner cartridges and solid inks for use in business color printers. Our products are distributed through an international network of dealers and distributors.

The following table reflects our comparative year-over-year results of operations adjusting for the non-recurring litigation settlement we received in August 2008.

	Three Months Ended September 30,
	2009	2008	Change
Reported GAAP net income / (loss)	$ (259,229)	$ 477,395	$ (736,624)
Non-recurring litigation settlement, net of tax	–	(990,000)	(990,000)
Pro forma recurring GAAP net loss	(259,229)	(512,605)	253,376
Non-cash items *	343,763	310,474	33,289
Cash basis net income /(loss)	$ 84,534	$ (202,131)	$ 286,665

* per Condensed Consolidated Statements of Cash Flows. 2008 adjusted to remove $510,000 estimated deferred income tax associated with the $1.5 million litigation settlement. See paragraph two under the heading "Liquidity and Capital Resources" on page 26.

To Table of Contents

This $253,000 improvement in our recurring GAAP loss and approximately $287,000 improvement in recurring cash basis income is attributed to our cost reduction efforts over the prior fiscal year. These cost reduction efforts included closure of our start-up manufacturing operation in China, a reduction in our employee headcount of about 27%, and temporary company-wide compensation concessions.

The following items significantly impacted our comparative reported results of operations for the three months ended September 30, 2009. Collectively, for the three months ended September 30, 2009, these items reduced our reported pretax income by $490,000 and reduced our net income by about $325,000 ($0.03 per share). For the three months ended September 30, 2008, these items increased our reported pretax income by $760,000 and increased our net income by about $569,000 ($0.05 per share).

Product Warranty. During the three months ended September 30, 2009, we recognized $468,000 of warranty expense, a $254,000 increase over the $214,000 recognized in the comparative year ago period. This $254,000 increase in 2009 (about $168,000 after tax or about $0.01 per share) compares with a $2,000 increase in 2008 (about $1,000 after tax or about $0.00 per share).

Foreign Currency Devaluation. Year-over-year, devaluation of the British pound and euro against the US dollar adversely affected our constant currency translated revenues and gross margins. Respectively, we experienced a 15% and 8% year-over-year decline in the average conversion rates for our pound and euro denominated sales, which was partially mitigated by price increases that we implemented in January, 2009. We estimate that devaluation of the European currencies reduced our constant dollar reported net revenues by about $160,000 for the three months ended September 30, 2009 versus the year ago period. The financial impact of this flowed directly through to our gross profit, adversely impacting our gross margin by about 170 basis points. This decline in translated value was partially offset during the quarter by realized currency exchange gains in the amount of $4,000, which are included in and offset against our reported selling, general and administrative expense. All told, the devaluation of the pound and euro adversely impacted our reported operating pretax results by about $156,000 (about $103,000 after tax or about $0.01 per share) for the three months ended September 30, 2009. In the comparative year ago quarter ended September 30, 2008 we realized currency exchange losses in the amount of $100,000 (about $60,000 after tax or about $0.01 per share), which are included in reported selling, general and administrative expense.

Stock-Based Compensation. For the three months ended September 30, 2009, our non-cash stock-based compensation expense recognized under authoritative guidance totaled $187,000 (about $124,000 after tax or about $0.01 per share). In the prior fiscal year, non-cash stock-based compensation expense totaled $155,000 (about $71,000 after tax or about $0.01 per share) for the three months ended September 30, 2008.

Temporary Company-wide Compensation Concessions. In January 2009, we implemented a company-wide 10% salary, wage and bonus concession. In the fall of 2008, our directors also waived their cash compensation. The savings associated with these collective temporary concessions were about $131,000 for the three months ended September 30, 2009 (about $86,000 after tax or about $0.01 per share). Effective October 1, half of these temporary concessions were reinstated.

Warrant Obligation & Related Fair Value Adjustment. Effective July 1, 2009, we adopted EITF 07-5 (ASC Topic 815-10). See Note 2 to the condensed consolidated financial statements for more details. As a result of adopting this new pronouncement we recognized a non-cash charge of $19,000 (about $13,000 after tax or about $0.00 per share) for the three months ended September 30, 2009 related to the change in fair value of our outstanding warrants that are deemed to be an obligation under the new accounting rules. In future reporting periods we will recognize mark-to-market gains or losses on changes in the fair value of our outstanding warrants and corresponding increases or decreases to our warrant obligation despite the fact that this deemed liability will never be settled in cash. In the comparative year quarter ended September 30, 2008 we recognized no similar gain or loss.

Litigation. For the three months ended September 30, 2009, litigation costs totaled $5,000 (about $3,000 after tax or about $0.00 per share). In the comparative year ago period, litigation costs totaled $184,000 (about $110,000 after tax or about $0.01 per share) for the three months ended September 30, 2008. In August 2008, the first fiscal quarter of 2009, we settled litigation with our former insurance broker in the amount of $1,500,000 (about $990,000 after tax or about $0.08 per share). For more information regarding our litigation, see Note 10 to the condensed consolidated financial statements.

To Table of Contents

Business Formation and Start-up Costs. For the three months ended September 30, 2009, we incurred no formation and start-up costs associated with the China operations due to closure of the facility and ceasing the operations in our prior fiscal quarter. In the prior fiscal year, formation and start-up costs associated with these operations totaled $299,000 (about $179,000 after tax or about $0.02 per share) for the three months ended September 30, 2008.

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

	Fiscal Year 2010	Fiscal Year 2009
	1st	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter
Net revenues	$5,507	$5,752	$5,157	$5,184	$5,625
Cost of goods sold	$3,377	$3,131	$3,035	$3,081	$3,576
Gross profit	$2,129	$2,621	$2,122	$2,103	$2,049
Gross margin	38.7%	45.6%	41.2%	40.6%	36.4%
Income (loss) from operations (a)(c)	$(203)	$901	$(814)	$(1,583)	$0
Operating margin	(3.7)%	15.7%	(15.8)%	(30.5)%	0.0%
Net income (loss)(b)(c)(d)(e)	$(259)	$477	$(517)	$(1,496)	$(140)
Diluted earnings (loss) per share	$(0.02)	$0.04	$(0.04)	$(0.13)	$(0.01)

Stock-based compensation included in above results:
(a) Pretax	$187	$155	$208	$217	$197
(b) After-tax	$124	$84	$141	$145	$132

(c) 1st quarter 2009 includes the benefit of the $1,500 litigation settlement (about $990 after tax).

(d) 3rd quarter 2009 includes $1,121 (about $740 after tax) of impairment charges primarily associated with the closure of the Company’s manufacturing operations in China. 4th quarter 2009 includes $112 (about $74 after tax) of recoveries and cash charges realized related to the impairment.

(e) 3rd & 4th quarter 2009, respectively, include a $323 and $209 non-cash charge related to a deferred tax asset valuation allowance.

RESULTS OF OPERATIONS

Net Revenues.   For the three months ended September 30, 2009, as compared to the same period last year, net revenues decreased by $245,000 or 4% from $5,752,000 to $5,507,000. This decline in net revenues was primarily driven by the revenue impact resulting from the year-over-year devaluation of the British pound and the euro and a decrease in revenues from our INKlusive program. Adjusting for the effect of currencies, our net revenues would have been about $5,667,000, down about $85,000 or 1% year-over-year.

Based on the declining INKlusive sales volumes, we made the decision to discontinue the program effective April 1, 2009. Although no new INKlusive contracts have been originated since April 1, 2009, we continue to fulfill our remaining INKlusive supply commitments. In the year ago period ending September 30, 2008 we recognized $117,000 in net revenues associated with new INKlusive printer placements. With discontinuance of the program, no similar revenues were generated during the three months ended September 30, 2009.

Year-over-year for the three months, sales of color toner cartridges increased by about 3% and solid ink product sales decreased by about 6%. We ended the quarter with an order backlog of $374,000, representing a $133,000 increase over the prior quarter ended June 30, 2009. For the comparative year ago period, we had $463,000 of order backlog at September 30, 2008.

To Table of Contents

Gross Profit.   Consolidated gross profit for the three months ended September 30, 2009, compared to the same period last year, decreased by $492,000 or 19% to $2,129,000 from $2,621,000. For the three months ended September 30, 2009, our gross margins declined by about 690 basis points to 38.7% from 45.6% in the comparative year ago period.

The year-over-year decline in the gross profit and margins for the quarter was primarily attributed to an increase in our warranty expense related to one of our products and the revenue and margin impact resulting from the devaluation of the British pound and the euro. The year-over-year increase in our warranty expense is related to one of our products where a latent issue was determined to have been caused by a change in manufacturing processes by one of our vendors. While the issue is now resolved, we expect a higher than normal rate of warranty claims in the near future. Gross margins were also adversely impacted by year-over-year increases in: customer freight costs borne by the Company; inbound freight costs; and manufacturing depreciation costs. These increases were only partially offset by some year-over-year reductions in our product costs.

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

Research and Development.   Research and development spending for the three months ended September 30, 2009, compared to the same period last year, decreased by $32,000 or 9% to $341,000 from $373,000. The decrease in our research and development costs is attributed to our cost reduction efforts over the past year. Looking forward, we expect our research and development spending to represent a similar proportion of our net revenues.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended September 30, 2009, compared to the same period last year, decreased by $836,000 or 30% to $1,917,000 from $2,753,000. The decrease in selling, general and administrative expense was primarily driven by our cost reduction efforts and lower year-over-year costs of litigation. For the three months ended September 30, 2009, litigation costs totaled $5,000 versus $184,000 in the year ago period. Also in the year ago quarter ended September 30, 2008, we incurred $299,000 of costs associated with the start-up of its manufacturing operations in China. During the three months ended September 30, 2009, we had no comparable costs as this manufacturing facility was closed and these operations ceased in the preceding fiscal quarter.

Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended September 30, 2009 includes about $158,000 of non-cash stock-based compensation expense. This compares with about $163,000 of stock-based compensation expense in the comparative year ago three months ended September 30, 2008.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended September 30, 2009 compared to the same period last year, decreased by $19,000 or 20% to $75,000 from $94,000. The decrease in non-manufacturing depreciation and amortization expense reflects the decline in our non-manufacturing fixed asset additions over the comparative periods.

Interest Income (Expense), net.   For the three months ended September 30, 2009, exclusive of debt discount amortization, we had net interest expense of $87,000. This compares with net interest expense of $54,000, for the prior year’s three months ended September 30, 2008. These changes were the result of year-over-year increases in the Company’s level of debt.

Income Taxes.   For the three months ended September 30, 2009, we recorded an income tax benefit of $82,000. This compares with an income tax expense of $369,000 for the three months ended September 30, 2008. For the three months ended September 30, 2009 and 2008, our effective tax rates were 24.1% and 43.6%, respectively. Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities.

To Table of Contents

Net Income (Loss).   For the three months ended September 30, 2009, we lost $259,000 ($0.02 per share basic and diluted). This compares with net income of $477,000 ($0.04 per share basic and diluted) for the three months ended September 30, 2008. Excluding the benefit of the non-recurring litigation settlement recognized in the comparative year ago period, we would have generated a net loss of about $513,000 on a pro forma basis.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements, included in Item 1 of Part I of this report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Note 1 to the audited financial statements included in our Form 10-K for the year ended June 30, 2009 filed September 24, 2009. With the exception of changes to our accounting policies and related disclosures resulting from the Accounting Standards Codification and adoption of authoritative guidance for fair value measurements and that associated with derivatives and hedging related to whether an instrument of an embedded feature is considered to be indexed to an entity’s own stock (pre-codification EITF Issue No. 07-5), there were no significant changes in our critical accounting policies during the three months ended September 30, 2009. See Note 2 to the condensed consolidated financial statements, included in Item 1 of Part I of this report, for a complete discussion of the impact adoption of this authoritative guidance had on our accounting polices.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2009, our cash and equivalents decreased by $107,000 to $443,000. $244,000 of this decrease resulted from operating activities, $28,000 was used in investing activities, and $173,000 was provided by financing activities. Net cash used in investing activities of $28,000 included the purchase of plant equipment, tooling and IT hardware and software, representing a decrease of $298,000 or 91% over the comparable investment of $326,000 for the comparative three months year ended September 30, 2008. These capital investments were primarily funded by bank debt financing.

We used $244,000 of cash from operating activities for the three months ended September 30, 2009 as compared with our operating activities generating $357,000 during the comparative three months ended September 30, 2008. The $244,000 of cash used by operating activities during the three months ended September 30, 2009 resulted from a $259,000 loss from operations, non-cash charges totaling $344,000, and $329,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $329,000 increase in our non-cash working capital include: (1) a $234,000 reduction in our trade obligations and other accrued expenses; (2) a $100,000 increase in our accounts receivable, primarily driven by increased sales activity late in our fiscal first quarter; and (3) a $98,000 reduction in our deferred revenues, associated with our INKlusive program. These increases in working capital were partially offset by a decrease in prepaid expenses and other current assets during the quarter.

Our INKlusive program generated operating cash flow in advance of the income statement recognition associated with printer consumables being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement. This advanced funding of the INKlusive contract consideration by a third-party leasing company resulted in up-front cash receipts and corresponding deferred revenue obligations. As of September 30, 2009, deferred revenue associated with the program totaled $150,000, a decrease of $98,000 from $248,000 at June 30, 2009. The operating cash flow effect of this decrease in liability was a corresponding decrease in cash flow generated by operations. Based on declining INKlusive sales volume, we made the decision to discontinue the program effective April 1, 2009. Although no new INKlusive contracts were originated after April 1, 2009, remaining commitments under existing INKlusive supply obligations continue to be honored.

To Table of Contents

In the comparative year ago period ended September 30, 2008 our financial position and cash flows benefited from the following:

•	A $1,500,000 litigation settlement received in August 2008. The settlement was recorded as a reduction in operating expense as it represented a recovery of legal fees previously incurred; and
•

A $1,250,000 convertible debt financing completed on September 24, 2008. In the transaction we issued three year notes, bearing interest at 10% payable quarterly and convertible into shares of our common stock at $1.65 per share. We also issued: (a) five year warrants allowing the investor to purchase 387,787 shares of our common stock at $1.65 per share; and (b) three year warrants allowing the investor to repeat its investment up to $1,250,000 on substantially the same terms and conditions. The three year warrants may be called by us if certain criteria are met.

On February 12, 2008, we entered into an agreement with Sovereign Bank for a three year revolving line of credit. As amended, the advance limit under the line of credit is the lesser of: (a) $4,900,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $750,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line. The line of credit is collateralized by a first priority security interest in substantially all of our U.S. based assets and its foreign receivables and requires payments of interest only through the facilities three year term. As amended on October 27, 2009, the interest rate on the term note and the line of credit varies based on the bank’s prime rate and is equal to the greater of the bank’s prime rate plus 3.25% or 7%. At September 30, 2009 the applicable interest rate on amounts drawn under the term note and the line of credit was 4.25%.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, we entered into a non-amortizing term note with the bank in the amount of $1,500,000, due February 12, 2011. At September 30, 2009, this note had a principal balance of $1,500,000. As of September 30, 2009, we had an outstanding balance of $1,481,247 under the revolving line and approximately $697,000 of undrawn availability under the credit line. At June 30, 2009, we had outstanding with the bank the $1,500,000 term note and had an outstanding balance of $1,249,132 drawn under its revolving credit line, with about $1,005,000 of undrawn availability.

Our current credit facilities are subject to financial covenants. Current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements. At June 30, 2009, we were in compliance with all of its financial covenants. At September 30, 2009, we were in compliance with the financial covenants, as amended. As a result of a cross default and collateralization provision associated with our former debt facility, we agreed to refinance certain operating leases held by an affiliate of the former bank. Under terms of a separate waiver and amendment with this leasing affiliate, we received an extension of time to refinance or payoff the lease obligation until September 30, 2009. At June 30, 2009, the remaining obligation under the agreement was $69,815. This obligation was fully satisfied in August 2009, when we obtained title to the leased equipment.

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

To Table of Contents

SEASONALITY

Historically, we have not experienced any significant seasonality in our business. As we continue to grow our international business relative to our North American business and as our distribution channel customer mix changes, we may experience a more notable level of seasonality, especially during the summer months and other periods such as calendar year end.

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates. We do not hedge our foreign currency exposures as the net impact of these exposures has historically been insignificant. We had no forward foreign exchange contracts outstanding as of September 30, 2009. In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

A significant portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, the British Pound, the Japanese yen, and the Chinese yuan. At September 30, 2009, about 59% of our receivables were invoiced and collected in U.S. dollars. Beginning in our fiscal second quarter ended December 31, 2007, we were exposed to currency exchange risk from Euro and British pound-denominated sales. For these transactions we expect to be a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

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

See the discussion above under the heading "Executive Summary" in Item 2 of this report regarding the impact during the current reporting periods of changes in foreign exchange rates.

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

Interest Rate Risk

At September 30, 2009, we had about $2,981,000 of debt outstanding under its line of credit and term notes. Interest expense under this line of credit is variable, based on its lender’s prime rate. Accordingly, we are subject to interest rate risk in the form of greater interest expense in the event of rising interest rates. We estimate that a 10% increase in interest rates, based on our present level of borrowings, would result in the Company incurring about $13,000 pretax ($9,000 after tax) of greater interest expense.

To Table of Contents

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information set forth under the caption “Market Risk” included in Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also refer to the last paragraph of “Liquidity and Capital Resources” contained in Item 2 of Part I this report for additional discussion of issues regarding liquidity.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To Table of Contents

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Note 10 contained in the “Notes to condensed consolidated financial statements” in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included in Item 1A “Risk Factors” of our Form 10-K for the year ended June 30, 2009, filed September 24, 2009 and is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
10.1	Fourth Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 29, 2009)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Filed herewith

To Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: November 13, 2009	By: /s/ Michael W. Levin
Michael W. Levin
Chief Executive Officer

Dated: November 13, 2009	By: /s/ Kevan D. Bloomgren
Kevan D. Bloomgren
Chief Financial Officer