Form 10-Q
period 2009-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2010-02-11
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 27, 2010, we had 11,989,914 shares of common stock outstanding.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

To Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30,
ASSETS	(Unaudited)	2009
CURRENT ASSETS:
Cash and cash equivalents	$438,163	$550,602
Accounts receivable, net	2,931,038	3,427,550
Inventories, net	6,895,198	6,392,441
Taxes receivable	48,728	20,257
Deferred tax assets	830,447	830,447
Prepaid expenses and other current assets	420,593	541,153
Total Current Assets	11,564,167	11,762,450

PROPERTY AND EQUIPMENT, NET	1,785,973	2,096,986

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Deferred tax assets	378,074	279,486
Other assets	66,578	75,159
Total Other Assets	4,028,883	3,938,876

TOTAL ASSETS	$17,379,023	$17,798,312

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,063,168	1,128,187
Accrued compensation and benefits	428,900	690,948
Other accrued expenses and current liabilities	884,787	1,151,325
Short-term capital lease obligation	–	69,815
Accrued product warranty costs	447,967	436,578
Deferred rent liability	35,649	63,863
Deferred revenue	81,274	209,079
Total Current Liabilities	2,941,745	3,749,795

OTHER LIABILITIES:
Long-term debt	3,115,866	2,749,132
Deferred rent liability	42,726	58,010
Convertible debt, net of discount of $333,978 in December and $401,830 in June	916,022	848,170
Warrant liabilities	11,742	–
Deferred revenue, less current portion	4,398	38,708
Total Other Liabilities	4,090,754	3,694,020

TOTAL LIABILITIES	7,032,499	7,443,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value
Authorized 5,000,000 shares; none issued	–	–
Common Stock, $.001 par value 25,000,000 shares authorized;
issued and outstanding, respectively, 12,971,434 and 11,989,914 shares in December and 12,397,757 and 11,771,966 shares in June	11,990	11,772
Additional paid-in capital	13,023,671	13,000,680
Accumulated other comprehensive income (loss)	(41,625)	216
Accumulated deficit	(2,647,512)	(2,658,171)
Total Shareholders' Equity	10,346,524	10,354,497

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,379,023	$17,798,312

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

NET REVENUES	$5,586,319	$5,156,705	$11,093,069	$10,909,110

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, shipping and freight	2,366,827	2,551,580	4,980,605	5,203,804
Depreciation and amortization	79,084	139,627	215,685	257,116
Product warranty	519,491	227,330	987,863	441,499
Shipping and freight	108,698	116,141	267,252	263,766
Total cost of goods sold	3,074,100	3,034,678	6,451,405	6,166,185

GROSS PROFIT	2,512,219	2,122,027	4,641,664	4,742,925

OTHER COSTS AND EXPENSES:
Research and development	372,004	348,194	712,884	721,246
Selling, general and administrative, excluding depreciation and amortization	2,033,453	2,495,540	3,950,143	5,248,447
Depreciation and amortization	62,956	92,467	137,798	186,400
Litigation settlement	–	–	–	(1,500,000)
Total other costs and expenses	2,468,413	2,936,201	4,800,825	4,656,093

INCOME (LOSS) FROM OPERATIONS	43,806	(814,174)	(159,161)	86,832

Interest expense	(89,914)	(74,231)	(176,769)	(129,155)
Interest income	51	2,307	71	2,966
Gain (loss) on change in fair value of warrant liabilities	14,205	–	(4,962)	–
Amortization of debt discount on convertible debt	(35,173)	(26,211)	(67,852)	(26,211)

LOSS BEFORE INCOME TAXES	(67,025)	(912,309)	(408,673)	(65,568)
Benefit for income taxes	16,169	395,572	98,588	26,227

NET LOSS	$(50,856)	$(516,737)	$(310,085)	$(39,341)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.04)	$(0.03)	$(0.00)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic and diluted	11,945,712	11,721,467	11,891,969	11,719,283

See accompanying notes to condensed consolidated financial statements
.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
BALANCES, JUNE 30, 2009	11,771,966	$11,772	$13,000,680	$216	$(2,658,171)	$10,354,497
Cumulative effect of change in accounting principle – ASC Topic 815-10 adoption	–	–	(327,524)	–	320,744	(6,780)
Components of comprehensive loss:
Net loss	–	–	–	–	(310,085)	(310,085)
Cumulative translation adjustment	–	–	–	(41,841)	–	(41,841)
Total comprehensive loss	–	–	–	–	–	(351,926)
Vested restricted stock units	217,948	218	(218)	–	–	–
Stock-based compensation expense	–	–	350,733	–	–	350,733
BALANCES, DECEMBER 31, 2009	11,989,914	$11,990	$13,023,671	$(41,625)	$(2,647,512)	$10,346,524

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(310,085)	$(39,341)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	394,220	471,108
Stock-based compensation expense	345,602	363,416
Deferred income taxes	(98,588)	(26,227)
Provision for (reduction of) inventory obsolescence reserves	(58,319)	67,610
Provision for (recovery of) returns and doubtful accounts allowance	90,063	(52,568)
Amortization of debt discount on convertible debt	67,852	26,211
Loss on change in fair value of warrant liabilities	4,962	–
Changes in operating assets and liabilities:
Accounts receivable	370,662	146,854
Inventories	(439,308)	1,957,369
Income taxes	(29,074)	(4,160)
Prepaid expenses and other current assets	110,598	(25,863)
Accounts payable	(66,043)	(1,625,183)
Accrued compensation and benefits	(266,793)	(302,124)
Other accrued expenses and current liabilities	(244,740)	(910,236)
Accrued product warranty costs	11,389	(11,432)
Deferred rent liability	(43,498)	(23,268)
Deferred revenue	(162,115)	(204,920)
Net cash used by operating activities	(323,215)	(192,754)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(83,207)	(597,482)
Net cash used in investing activities	(83,207)	(597,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash	18,450	–
Bank credit line proceeds	366,734	284,474
Capital lease obligation repayments	(69,815)	(200,000)
Proceeds from issuance of subordinated convertible debt	–	1,250,000
Net cash provided by financing activities	315,369	1,334,474
Effect of exchange rate changes on cash and cash equivalents	(21,386)	(61,334)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(112,439)	482,904

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	550,602	236,571

CASH AND CASH EQUIVALENTS, END OF PERIOD	$438,163	$719,475

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$158,426	$111,447
Income taxes paid	$49,160	$6,240

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital lease additions	$–	$528,488

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

The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  As of December 31, 2009, other than those resulting from adoption of recent accounting pronouncements discussed in Note 2, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended June 30, 2009.  The Company has evaluated material subsequent events through February 11, 2010, the date these financial statements were issued.  No material subsequent events came to our attention except as disclosed in Note 12.

The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2010.

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

Accumulated Other Comprehensive Income (loss).   Accumulated other comprehensive income (loss) represents currency translation adjustments.  Assets and liabilities of the Company’s United Kingdom and China subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period.  The functional currency of the Company’s foreign subsidiaries is as follows: Media Sciences UK, Ltd., the British pound; Media Sciences Hong Kong Co. Limited, the Hong Kong dollar; and Media Sciences (Dongguan) Company Limited, the Chinese yuan.  Realized foreign currency transaction gains and losses are recorded as a component of selling, general and administrative expense.

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

Recurring Fair Value Estimates.  The Company’s recurring fair value measurements at December 31, 2009 were as follows:

	Fair Value as of December 31,2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Increases (decreases) during the six months ended December 31, 2009
Liabilities:
Warrant obligations	$11,742	–	–	$11,742	$4,962

Recurring Level 3 Activity, Reconciliation and Basis for Valuation.  The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3).  The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of December 31, 2009.  See Note 2, Implementation of EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock" (ASC Topic 815-10), for discussion regarding the Company’s warrant obligations.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Changes in our Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Increases (decreases)
Liabilities:
Balance as of July 1, 2009	$6,780
Increase in fair value of warrants	19,167
Balance as of September 30, 2009	$25,947
Decrease in fair value of warrants	(14,205)
Balance as of December 31, 2009	$11,742

The fair value of each warrant group is estimated using the Black-Scholes option pricing model with the following weighted average assumptions as of (number of warrants in thousands):

	Original Value	July 1, 2009		December 31, 2009
Number of warrants	1,515	1,515		1,515
Exercise price	$1.65	$1.65		$1.65
Risk free interest rate	2.13%	1.53%		1.08%
Expected warrant lives in years	3.0	2.9		2.0
Expected volatility	61.3%	74%		74%
Expected dividend yields	None	None		None
Fair value per share	$0.216	$0.005		$0.008
Common stock price	$1.43	$0.17	(a)	$0.225	(a)
Fair value of warrants	$327,524	$6,780		$11,742

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

Restricted Cash.  At December 31, 2009 and June 30, 2009, $122,451 and $140,901, respectively, of bank deposits located in China were classified as restricted due to regulatory restrictions impacting the availability of the funds during dissolution of the legal entity.  This restricted cash is reflected in other current assets in the condensed consolidated balance sheets.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Loss on change in fair value of warrant liabilities. In accordance with authoritative guidance, the Company is required to account for investor warrants as if they were derivative liabilities (See Note 2, Implementation of EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock" (ASC Topic 815-10)).  The Company is required to mark to market each reporting quarter the value of the investor warrants.  The periodic change in value of the deemed obligations associated with these warrants is recorded as either non-cash gain (if the value of the warrants decrease) or as non-cash loss (if the value of the warrants increase).  Although the value of the warrants is affected by interest rates, the remaining contractual conversion period, and the Company's stock volatility, the primary cause of the change in the value of the embedded derivative and investor warrants will be the value of the Company's common stock at each measurement date.  If the stock price goes up, the value of this deemed liability will generally increase and if the stock price goes down the value of this deemed liability will generally decrease.

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

The Company evaluates the need for a deferred tax valuation allowance quarterly.  A valuation allowance was required as of March 31, 2009 as it was deemed more likely than not that certain State net operating loss carry forwards and other future deductible temporary differences included in the Company’s deferred tax assets will not be realized.  At December 31, 2009 and June 30, 2009, the valuation allowance associated with these state tax attributes was $532,000.  This valuation allowance adjustment had no impact on the Company’s cash flows or future prospects, nor does it alter the Company’s ability to utilize these tax attributes, the utilization of which is primarily dependent upon future taxable income.  Under United States generally accepted accounting principles (“GAAP”), if and when the Company’s results demonstrate a pattern of future profitability and reverse the current cumulative loss trend, this valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets.

Although the Company incurred substantial losses before income taxes for the quarter ended December 31, 2009 and the years ended June 30, 2009 and 2008, management believes that it is more likely than not that the Company will have sufficient taxable income in future years to realize its remaining net federal deferred income tax assets.  However, if future events change management’s assumptions and estimates regarding the Company’s future earnings, a significant deferred tax asset valuation allowance may have to be established.

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

The Codification is not intended to change GAAP, but it did change the way GAAP is organized and presented.  The Codification was effective for our first quarter 2010 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.  ASC Topic 105 was effective for the Company’s interim reporting period ending on September 30, 2009.  This authoritative guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Implementation of EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock" (ASC Topic 815-10)

In June 2008, the FASB ratified EITF Issue No. 07-5 which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815), are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity's stock.  ASC Topic 815-10 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock.

ASC Topic 815-10 became effective for the Company in its fiscal year beginning July 1, 2009 and was applied to outstanding instruments as of that date.  The adoption of the pronouncement’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions).  Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.  All of the Company’s outstanding warrants and its convertible debt contain such provisions.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Outstanding instruments evaluated included (a) the Company’s outstanding convertible debt and (b) warrants issued concurrent with the convertible debt issuance.  With respect to the convertible debt element, based on guidance found in ASC Topic 815-10, we determined the economic characteristics and risks of the conversion element are clearly and closely related to and inseparable from the debt instrument.  Thus adoption of the pronouncement did not affect the accounting treatment of the Company’s convertible debt.  A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible debt, currently $1.65, is adjusted to reflect a down round stock issuance that reduces the conversion price below the $1.22 fair value of the common stock on the issuance date of the convertible debt.

However, because the Company’s warrants have “down-round” provisions, they can no longer be recorded in equity.  Beginning July 1, 2009, the Company recognized the fair value of these warrants as a liability on its consolidated balance sheet, despite the fact that this deemed liability will never be settled in cash.  Further, ASC Topic 815-10 requires warrants with “down-round” features to be recognized as a derivative liability.  Accordingly, changes in the fair value of the warrants at each reporting period are required to be recognized as non-cash expense or income in the consolidated statement of operations.  Future movements in the Company’s stock price alone can materially affect both its results of operations and financial position in the future.  Substantial movements in the Company’s stock price could result in material volatility in our results of operations and financial position.

Upon adoption, a cumulative effect adjustment was recorded, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments.  The following table illustrates the changes to the Company's consolidated balance sheet resulting from the implementation of ASC Topic 815-10:

	Balance at June 30, 2009	Cumulative Effect Adjustment	Balance at July 1, 2009
Warrant liabilities	–	$6,780	$6,780
Additional paid-in capital	$13,000,680	$(327,524)	$12,673,156
Accumulated deficit	$(2,658,171)	$320,744	$(2,337,427)

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

As of December 31, 2009, the Company determined that, using the Black Scholes model, the fair value of the warrant obligations had increased by $4,962.  Accordingly, for the six months ended December 31, 2009, the Company recorded a "Loss on change in fair value of warrant liabilities" to its statement of operations.  See Note 1, Fair Value Measurements, for more detail regarding the Black-Scholes assumptions used to estimate the fair value of the Company’s warrant obligation.

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

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities.  Entry value is the amount an entity would receive to enter into an identical liability.  The guidance was effective for our interim reporting period ending on December 31, 2009.  The implementation did not have a material impact on our financial position, results of operations or cash flows.

Other Accounting Changes

In October 2009, the FASB amended its Emerging Issues Task Force (“EITF”) authoritative guidance addressing revenue arrangements with multiple deliverables.  The guidance requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific-objective-evidence, third party evidence or estimated selling price. The residual method also becomes obsolete under this guidance.  This guidance is effective for our interim reporting period ending on September 30, 2010.  We are currently evaluating the impact of the implementation of this guidance on our financial position, results of operations and cash flows.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		December 31, 2009
		(Unaudited)	June 30, 2009
Accounts receivable, net
Accounts receivable, gross		$3,107,307	$3,513,756
Allowance for doubtful accounts		(40,000)	(50,000)
Allowance for returns		(136,269)	(36,206)
		$2,931,038	$3,427,550

Inventories, net of reserves
Raw materials		$2,160,293	$2,184,245
Finished goods		5,017,821	4,549,431
Less: reserves for obsolescence		(282,916)	(341,235)
		$6,895,198	$6,392,441

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$2,894,265	$2,801,027
Furniture and fixtures	7 years	578,672	578,672
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 – 10 years	909,772	895,909
Tooling and molds	3 years	2,877,405	2,908,778
Construction-in-progress		304,710	297,230
		7,595,258	7,512,050
Less: Accumulated depreciation and amortization		5,809,285	5,415,064
		$1,785,973	$2,096,986

Goodwill and other intangible assets, net
Goodwill		$3,965,977	$3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$3,584,231	$3,584,231

NOTE 4 – DEBT

Bank Debt

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

	December 31, 2009
	(Unaudited)	June 30, 2009
Short-term capital lease obligation	$–	$69,815

Bank term notes	$1,500,000	$1,500,000
Bank line of credit	1,615,866	1,249,132
Less: current maturities	–	–
Long-term debt	$3,115,866	$2,749,132
Total bank debt	$3,115,866	$2,818,947

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT (CONTINUED)

On February 12, 2008, the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit.  As amended, the advance limit under the line of credit is the lesser of: (a) $4,900,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $750,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line.  The line of credit is collateralized by a first priority security interest in substantially all of the Company’s U.S. based assets and its foreign receivables and requires payments of interest only through the facilities three year term.  As amended on October 27, 2009, the interest rate on the term note and the line of credit varies based on the bank’s prime rate and is equal to the greater of the bank’s prime rate plus 3.25% or 7%.  At December 31, 2009 the applicable interest rate on amounts drawn under the term note and the line of credit was 7%.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties.  On February 12, 2008, the Company entered into a non-amortizing term note with the bank in the amount of $1,500,000, due February 12, 2011.  At December 31, 2009, this note had a principal balance of $1,500,000.  As of December 31, 2009, the Company had an outstanding balance of $1,615,866 under the revolving line and approximately $627,000 of undrawn availability under the credit line.  At June 30, 2009, the Company had outstanding with the bank the $1,500,000 term note and had an outstanding balance of $1,249,132 drawn under its revolving credit line, with about $1,005,000 of undrawn availability.

The Company’s current credit facilities are subject to financial covenants.  Current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements.  At December 31, 2009 and June 30, 2009, the Company was in compliance with all of its financial covenants.

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

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT (CONTINUED)

The transaction was recorded in accordance with EITF 00-27 “Application of Issue #98-5 to Certain Convertible Instruments” and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios" (ASC Topic 470-20), on a relative fair value basis.  The $486,615 fair value of the warrants and the debt’s beneficial conversion feature was recorded to equity and as a debt discount to the value of the convertible note.  This discount is being amortized using the effective interest method over the three year term of the convertible note.  Amortization of debt discount on this convertible note payable amounted to $35,173 and $67,852, respectively, for the three and six months ended December 31, 2009.  The remaining unamortized discount was $333,978 at December 31, 2009.  In connection with this transaction, the Company also recognized a $63,955 increase in its deferred tax liabilities reflecting the non-deductible nature of future debt discount amortization that will result from the value of the beneficial conversion feature.

NOTE 5 – LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options, restricted stock units and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Numerator for basic and diluted:
Net loss	$(50,856)	$(516,737)	$(310,085)	$(39,341)

Denominator :
For basic loss per common share – weighted average shares outstanding	11,945,712	11,721,467	11,891,969	11,719,283
Effect of dilutive securities - stock options, restricted stock units and warrants	–	–	–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	11,945,712	11,721,467	11,891,969	11,719,283

Basic loss per share	$(0.00)	$(0.04)	$(0.03)	$(0.00)

Diluted loss per share	$(0.00)	$(0.04)	$(0.03)	$(0.00)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the three and six months ended December 31, 2009 and 2008 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for those periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Anti-dilutive options and warrants	1,108,436	791,605	1,108,436	786,105

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three and six months ended December 31, 2009 and 2008 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$69,411	$83,634	$140,556	$162,346
Non-employee director stock options	–	16,738	–	71,299
Non-employee restricted stock units	–	7,350	–	14,700
Employee restricted stock units	72,972	61,425	142,024	140,756
Non-employee director restricted stock units	19,653	35,848	68,153	35,848
Forfeiture rate adjustment	–	–	–	(56,751)
Amounts capitalized as inventory	(3,237)	3,010	(5,130)	(4,782)
Total stock-based compensation expense	$158,799	$208,005	$345,603	$363,416
Tax effect of stock-based compensation recognized	(53,591)	(78,721)	(116,247)	(163,154)
Net effect on net loss	$105,208	$129,284	$229,356	$200,262

Excess tax benefit effect on:
Cash flows from operations	$–	$–	$–	$–
Cash flows from financing activities	$–	$–	$–	$–
Effect on loss per share:
Basic	$0.01	$0.01	$0.02	$0.02
Diluted	$0.01	$0.01	$0.02	$0.02

As of December 31, 2009, the unrecorded deferred stock-based compensation balance was $580,136 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 1.7 years.  During the three and six months ended December 31, 2009, the Company did not grant any stock options.  During the three and six months ended December 31, 2009, the Company granted 577,000 shares of restricted stock with a grant date fair value of $243,050 after estimated forfeitures.

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

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009 (b)	2008 (a)	2009 (b)	2008
Risk-free interest rate	–	–	–	2.8%
Dividend yield	–	–	–	0.0%
Expected stock price volatility	–	–	–	58%
Average expected life of options	–	–	–	3.2 years

(a) No stock options were granted during the three months ended December 31, 2008.
(b) No stock options were granted during the three or six months ended December 31, 2009.

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

As of December 31, 2009, there are no common shares remaining available for future issuance under the 1998 Plan, which expired on June 17, 2008.  Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of December 31, 2009, 6,875 common shares were available for future issuance under the 2006 Plan.  Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of December 31, 2009, 498,000 common shares were available for future issuance under the 2009 Plan.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2009	1,085,216	$3.41
Six months ended December 31, 2009:
Options granted	–	–
Options exercised	–	–
Options cancelled/expired/forfeited	(12,300)	2.07
Balance outstanding at December 31, 2009	1,072,916	$3.42

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

The options outstanding and exercisable at December 31, 2009 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.43 to $0.85	26,600	3.3	$0.59	26,600	$0.59
$1.00 to $2.00	418,915	3.6	1.95	272,700	1.93
$2.01 to $6.33	627,401	5.0	4.52	440,349	4.53
	1,072,916	4.7	$3.42	739,649	$3.43

At December 31, 2009, 10,000 of the Company’s exercisable options were in-the-money.  At December 31, 2009, the aggregate intrinsic value of options outstanding and exercisable was $4,500.  No options were exercised during the three or six months ended December 31, 2009.

No stock options were granted during the three or six months ended December 31, 2009.  No stock options were granted during the three months ended December 31, 2008.  The weighted average grant date fair value of options granted during the six months ended December 31, 2008 was $0.84.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the three months ended December 31, 2009, the Company’s Board of Directors approved the grant of 252,000 shares of restricted stock units to non-employee directors and 325,000 shares of restricted stock units to employees.  These restricted stock units vest over two years from the grant date for non-employee directors and over three years from the grant date for employees.  The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award.  Stock-based compensation expense, net of estimate forfeitures, for restricted stock units for the three and six months ended December 31, 2009 was $92,625 and $210,177,  respectively.

As of December 31, 2009, there was $322,733 of total unrecognized deferred stock-based compensation, after estimated forfeitures, related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 2.0 years.

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2009	625,791	$773,510	$1.24

Six months ended December 31, 2009:
Restricted stock units granted	577,000	403,900	0.70
Restricted stock units vested	(217,948)	(354,325)	1.63
Restricted stock units cancelled/forfeited	(3,323)	(6,646)	2.00
Balance unvested at December 31, 2009	981,520	$816,439	$0.83

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

Changes in accrued product warranty costs for the three and six months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Accrued product warranty costs at the beginning of the period	$436,578	$205,563	$436,578	$198,666

Warranties accrued during the period	519,491	227,330	987,863	441,499
Warranties settled during the period	(508,102)	(245,659)	(976,474)	(452,931)
Net change in accrued warranty costs	11,389	(18,329)	11,389	(11,432)

Accrued product warranty costs at the end of the period	$447,967	$187,234	$447,967	$187,234

NOTE 8 – RESEARCH AND DEVELOPMENT

Research and product development costs, which consist of salary and related benefits costs of the Company’s technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred.  It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use.  For the three months ended December 31, 2009 and 2008, the Company’s research and product development costs were $372,004 and $348,194, respectively.  For the six months ended December 31, 2009 and 2008, the Company’s research and product development costs were $712,884 and $721,246, respectively.

NOTE 9 – ADVERTISING EXPENSES

Advertising expenses are deferred until the first use of the advertising.  Deferred advertising costs at December 31, 2009 and 2008 totaled $44,555 and $15,276, respectively.  Advertising expense for the three months ended December 31, 2009 and 2008 amounted to $172,168 and $180,559, respectively.  Advertising expense for the six months ended December 31, 2009 and 2008 amounted to $307,504 and $392,206, respectively.

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

Other than the above, as at December 31, 2009, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

NOTE 11 – IMPAIRMENT CHARGE

In conjunction with a plan approved by the Company’s Board of Directors, the Company closed its not yet operational manufacturing facility in China.  The impairment costs were recognized in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic 360).  During the three and six months ended December 31, 2009, cash charges totaling $6,917 and $26,976, respectively, were incurred against impairment reserves established in the prior fiscal year.  At December 31, 2009, the remaining reserve for these impairment costs was $13,475.

NOTE 12 – SUBSEQUENT EVENT

On February 9, 2010, the Company became aware that a printer original equipment manufacturer (OEM) had sent notices to several of the Company’s European distribution customers alleging that a product line sold by them, that the Company manufactures and distributes, infringes on the OEM’s European patent rights and demanding that each customer cease sale of the product.  The Company has decided to cease offering these products for sale in Europe and the U.S. while the Company evaluates these claims.  At this time the Company is unable to determine the potential impact this event may have on its financial position, results of operations, or cash flows.  For the three months ended December 31, 2009, sale of these affected products in the U.S. and Europe represented about 4% of  the Company’s consolidated net revenues and less than 2% of its gross profits.  At December 31, 2009, these products represented less than 6% of  the Company’s consolidated inventories.

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

For the three and six months ended December 31, 2009 we experienced 8% and 2% top line net revenue growth over same year ago periods.  Within this growth we continued to experience attrition of more price sensitive, lower margin, and less quality oriented imaging channel volume.  This attrition was more than offset by continued growth of our sales volume into the office products and technology distribution channel.  These channels tend to place greater value on product quality that is intellectual property safe and backed by warranty and technical support.   Our top-line also continues to benefit from the continued higher growth rate of our European business.

Our gross margins have been favorably affected by these shifts in our revenue mix.  These shifts have resulted in a year-over-year reduction in the level of customer rebates and our European growth was further benefitted by the combination of a European price increase we implemented last year and improved euro exchange rates.  Collectively, these items enhanced both our top line revenues and margins during the quarter.  These favorable trends continue to be offset by warranty costs that remain elevated at historically high levels.  Reducing warranty expense has been and remains a high priority of management.

To Table of Contents

Following a year of cost reduction efforts that included closure of our start-up manufacturing operation in China, a reduction in our employee headcount of about 27%, and temporary company-wide compensation concessions, we are focused on efforts to grow our top line and further improve our profitability.

The following items significantly impacted our comparative reported results of operations for the three and six months ended December 31, 2009:

Product Warranty.  During the three and six months ended December 31, 2009, we recognized $519,000 and $988,000 of warranty expense, respectively, representing a $292,000 and $546,000 increase, respectively over the amount of warranty expense recognized in the comparative year ago periods.  These increases represent after tax increases of about $193,000 ($0.02 per share) and $360,000 ($0.03 per share), respectively, for the three and six months ended December 31, 2009.

Foreign Currency Effects.  For the three months ended December 31, 2009, as compared with the year ago period, appreciation of the euro helped benefit our top line revenues and margins by about $75,000.  On top of this, we estimate that the European price increases we implemented last January added another $50,000 in revenues and margins on a comparative basis.  For the six months ended December 31, 2009, as compared with the year ago period, we estimate on a constant dollar basis, the devaluation of the British pound adversely affected our revenues and margins by about $125,000.  However, we estimate that our European price increases more than compensated this devaluation.

Stock-Based Compensation.  For the three and six months ended December 31, 2009, our non-cash stock-based compensation expense recognized under authoritative guidance totaled $159,000 ($105,000 after tax or $0.01 per share) and $346,000 ($229,000 after tax or $0.02 per share), respectively.  In the prior fiscal year, non-cash stock-based compensation expense totaled $208,000 ($129,000 after tax or $0.01 per share) and $363,000 ($200,000 after tax or $0.02 per share), respectively, for the three and six months ended December 31, 2008.

Temporary Company-wide Compensation Concessions.  In January 2009, we implemented a company-wide 10% salary, wage and bonus concession.  In the fall of 2008, our directors also waived their cash compensation.  Effective October 1, 2009, half of these temporary concessions were reinstated and are reflected in our operating results.  For the three and six months ended December 31, 2009, the savings associated with these temporary concessions were about $65,000 (about $43,000 after tax or about $0.00 per share) and $196,000 (about $129,000 after tax or about $0.01 per share), respectively.

Litigation.  For the three and six months ended December 31, 2009, litigation costs totaled $18,000 (about $12,000 after tax or about $0.00 per share) and $23,000 (about $15,000 after tax or about $0.00 per share).  In the comparative year ago periods, litigation costs totaled $79,000 (about $47,000 after tax or about $0.00 per share) and $263,000 (about $158,000 after tax or about $0.01 per share), respectively, for the three and six months ended December 31, 2008.  In August 2008, the first fiscal quarter of 2009, we settled litigation with our former insurance broker in the amount of $1,500,000 (about $990,000 after tax or about $0.08 per share).  For more information regarding our litigation, see Note 10 to the condensed consolidated financial statements.

Business Formation and Start-up Costs.  For the three and six months ended December 31, 2009, we incurred no formation and start-up costs associated with the China operations due to closure of the facility and ceasing the start-up activities late  in our prior fiscal year.  In the prior fiscal year, formation and start-up costs associated with these operations totaled $344,000 (about $206,000 after tax or about $0.02 per share) and $643,000 (about $386,000 after tax or about $0.03 per share), respectively, for the three and six months ended December 31, 2008.

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

To Table of Contents

The following table sets forth the key quarterly and annual GAAP financial measures we use to manage our business (in thousands, except per share data).

	Fiscal Year 2010		Fiscal Year 2009
	1st	2st	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net revenues	$5,507	$5,586	$5,752	$5,157	$5,184	$5,625
Cost of goods sold	$3,377	$3,074	$3,131	$3,035	$3,081	$3,576
Gross profit	$2,129	$2,512	$2,621	$2,122	$2,103	$2,049
Gross margin	38.7%	45.0%	45.6%	41.2%	40.6%	36.4%
Income (loss) from operations (a)(c)	$(203)	$44	$901	$(814)	$(1,583)	$0
Operating margin	(3.7)%	(0.0)%	15.7%	(15.8)%	(30.5)%	0.0%
Net income (loss)(b)(c)(d)(e)	$(259)	$(51)	$477	$(517)	$(1,496)	$(140)
Diluted earnings (loss) per share	$(0.02)	$(0.00)	$0.04	$(0.04)	$(0.13)	$(0.01)

Stock-based compensation included in above results:
(a) Pretax	$187	$159	$155	$208	$217	$197
(b) After-tax	$124	$105	$84	$141	$145	$132
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

RESULTS OF OPERATIONS

Net Revenues.   For the three months ended December 31, 2009, as compared to the same period last year, net revenues increased by $430,000 or 8% from $5,157,000 to $5,586,000.  This increase in net revenues was primarily driven by the revenue impact of greater year-over-year sales of toner-based products and continued rapid growth of our European sales.  Year-over-year for the three months, sales of color toner cartridges increased by about 18% and solid ink product sales decreased by about 10%.

For the six months ended December 31, 2009, as compared to the same period last year, net revenues increased by $184,000 or 2% from $10,909,000 to $11,093,000.  This increase in net revenues was primarily driven by the revenue impact of greater year-over-year sales of toner-based products and continued rapid growth of our European sales, partially offset by attrition in our sales volumes to the price sensitive and less quality oriented imaging channel.  Year-over-year for the six months, sales of color toner cartridges increased by about 11% and solid ink product sales decreased by about 12%.

Price increases we implemented in January 2009 materially offset the effects of currency exchange rates for the six months ended December 31, 2009 and provided a positive benefit to our revenues, as discussed in the Executive Summary, versus the comparable year ago periods.  We ended the quarter with an order backlog of $326,000, representing a $47,000 increase over the prior quarter ended September 30, 2009.  For the comparative year ago period, we had $343,000 of order backlog at December 31, 2008.

Gross Profit.   Consolidated gross profit for the three months ended December 31, 2009, compared to the same period last year, increased by $390,000 or 18% to $2,512,000 from $2,122,000.  For the three months ended December 31, 2009, our gross margins increased by about 380 basis points to 45.0% from 41.2% in the comparative year ago period.  The year-over-year improvement in our gross profit and margins for the quarter was attributed to a number of factors including: decreased level of customer rebates; lower tool and die depreciation; decreases in our inventory obsolescence reserves and sales mix.  As discussed in the Executive Summary, a combination of favorable exchange rate movements, a price increase we implemented last January in our European pricing, and growth in our European revenues also had a positive impact on margins.  These favorable items were partially offset by the large year-over-year increase in our warranty expense and higher inbound freight costs.

To Table of Contents

Consolidated gross profit for the six months ended December 31, 2009, compared to the same period last year, decreased by $101,000 or 2% to $4,642,000 from $4,743,000.  For the six months ended December 31, 2009, our gross margins decreased by about 170 basis points to 41.8% from 43.5% in the comparative year ago period.  The year-over-year decrease in our gross profit and margins for the six months was primarily attributed to an increase in our warranty expense, partially offset by lower year-over-year customer rebates and a decrease in our inventory obsolescence reserves.

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

Research and Development.   Research and development spending for the three months ended December 31, 2009, compared to the same period last year, increased by $24,000 or 7% to $372,000 from $348,000.  For the six months ended December 31, 2009, compared to the same period last year, decreased by $8,000 or 1% to $713,000 from $721,000.  The nominal year-to-date decrease in our research and development costs is attributed to our cost reduction efforts over the past year.  Looking forward, we expect our research and development spending to represent a similar proportion of our net revenues.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended December 31, 2009, compared to the same period last year, decreased by $463,000 or 19% to $2,033,000 from $2,496,000.   For the six months ended December 31, 2009, selling, general and administrative expense, exclusive of depreciation and amortization, as compared to the same period last year, decreased by $1,298,000 or 25% to $3,950,000 from $5,248,000.

The decrease in selling, general and administrative expense was primarily driven by our cost reduction efforts and lower year-over-year costs of litigation and improvements in our currency translation loss experience.  These are described in more detail in the Executive Summary.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended December 31, 2009 compared to the same period last year, decreased by $29,000 or 32% to $63,000 from $92,000.  For the six months ended December 31, 2009, compared to the same period in 2008, non-manufacturing depreciation and amortization expense decreased by $48,000 or 26% to $138,000 from $186,000.  The decrease in non-manufacturing depreciation and amortization expense reflects the decline in our non-manufacturing fixed asset additions over the comparative periods.

Interest Expense.   For the three and six months ended December 31, 2009, we incurred interest expense of $90,000 and $177,000, respectively.  This compares with interest expense of $74,000 and $129,000, respectively, for the prior year’s three and six months ended December 31, 2008.  These changes were the result of year-over-year increases in the Company’s level of debt and higher interest rates.

Income Taxes.   For the three and six months ended December 31, 2009, we recorded an income tax benefit of $16,000 and $99,000, respectively.  This compares with income tax benefits of $396,000 and $26,000, respectively, for the three and six months ended December 31, 2008.  For the three and six months ended December 31, 2009, our effective tax rates were 24.1%.  This compares with 43.4% and 40.0%, respectively, for the three and six months ended December 31, 2008.  Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities.

Net Loss.   For the three and six months ended December 31, 2009, we lost $51,000 ($0.00 per share basic and diluted) and $310,000 ($0.03 per share basic and diluted).  This compares with a net loss of $517,000 ($0.04 per share basic and diluted) and $39,000 ($0.00 per share basic and diluted), respectively, for the three and six months ended December 31, 2008.  Excluding the benefit of the non-recurring litigation settlement recognized in the comparative year ago period ended December 31, 2008, we would have generated a net loss of about $1,029,000 on a pro forma basis.

To Table of Contents

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements, included in Item 1 of Part I of this report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the audited financial statements included in our Form 10-K for the year ended June 30, 2009 filed September 24, 2009.  With the exception of changes to our accounting policies and related disclosures resulting from the Accounting Standards Codification  and adoption of authoritative guidance for fair value measurements and that associated  with derivatives and hedging related to whether an instrument of an embedded feature is considered to be indexed to an entity’s own stock under ASC 715-10 (pre-codification EITF Issue No. 07-5), there were no significant changes in our critical accounting policies during the six months ended December 31, 2009.  See Note 2 to the condensed consolidated financial statements, included in Item 1 of Part I of this report, for a complete discussion of the impact adoption of this authoritative guidance had on our accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2009, our cash and equivalents decreased by $112,000 to $438,000.  $323,000 of this decrease resulted from operating activities, $83,000 was used in investing activities, and $315,000 was provided by financing activities.  Net cash used in investing activities of $83,000 included the purchase of plant equipment, tooling and IT hardware and software, representing a decrease of $514,000 or 86% over the $597,000 invested during the comparative six months year ended December 31, 2008.  These capital investments were primarily funded by draws on our bank credit line.

We used $323,000 of cash in our operating activities for the six months ended December 31, 2009 as compared with $193,000 used during the comparative six months ended December 31, 2008.  The $323,000 of cash used by operating activities during the six months ended December 31, 2009 resulted from a $310,000 loss from operations, non-cash charges totaling $746,000, and $759,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $759,000 increase in our non-cash working capital include: (1) a $578,000 reduction in our trade obligations and other accrued expenses; (2) a $439,000 increase in our inventories; and (3) a collective $206,000 decrease in our deferred revenue and deferred rent liabilities.  These increases were partially offset by a $371,000 decrease in our accounts receivable and a $111,000 decrease in prepaid expenses and other current assets during the quarter.

Our INKlusive program generated operating cash flow in advance of the income statement recognition associated with printer consumables being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement.  This advanced funding of the INKlusive contract consideration by a third-party leasing company resulted in up-front cash receipts and corresponding deferred revenue obligations.  As of December 31, 2009, deferred revenue associated with the program totaled $86,000, a decrease of $162,000 from $248,000 at June 30, 2009.  The operating cash flow effect of this decrease in liability was a corresponding decrease in cash flow generated by operations.  Based on declining INKlusive sales volume, we made the decision to discontinue the program effective April 1, 2009.  Although no new INKlusive contracts were originated after April 1, 2009, remaining commitments under existing INKlusive supply obligations continue to be honored.

To Table of Contents

In the comparative year ago period ended December 31, 2008 our financial position and cash flows benefited from the following:

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

On February 12, 2008, we entered into an agreement with Sovereign Bank for a three year revolving line of credit.  As amended, the advance limit under the line of credit is the lesser of: (a) $4,900,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $750,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line.  The line of credit is collateralized by a first priority security interest in substantially all of our U.S. based assets and its foreign receivables and requires payments of interest only through the facilities three year term.  As amended on October 27, 2009, the interest rate on the term note and the line of credit varies based on the bank’s prime rate and is equal to the greater of the bank’s prime rate plus 3.25% or 7%.  At December 31, 2009 the applicable interest rate on amounts drawn under the term note and the line of credit was 7%.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties.  On February 12, 2008, we entered into a non-amortizing term note with the bank in the amount of $1,500,000, due February 12, 2011.  At December 31, 2009, this note had a principal balance of $1,500,000.  As of December 31, 2009, we had an outstanding balance of $1,615,866 under the revolving line and approximately $627,000 of undrawn availability under the credit line.  At June 30, 2009, we had outstanding with the bank the $1,500,000 term note and had an outstanding balance of $1,249,132 drawn under its revolving credit line, with about $1,005,000 of undrawn availability.

Our current credit facilities are subject to financial covenants.  At June 30, 2009 and December 31, 2009, we were in compliance with all of our financial covenants.  Current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, each are described below:

•
Ratio of Debt to Tangible Net Worth -- The Borrower is not to cause or permit its ratio of total liabilities to Tangible Net Worth to be more than 2.5:1, tested quarterly. Tangible Net Worth is defined as book net worth less all intangible assets. Both total liabilities and Tangible Net Worth are to be determined according to GAAP.

•
Fixed Charge Coverage Ratio -- The Borrower is not to cause or permit its Fixed Charge coverage ratio, tested quarterly, on a rolling three month basis for the quarter ended December 31, 2009, on a rolling six, nine and twelve month basis for each quarter ending thereafter until quarter ending September 30, 2010; and thereupon for the quarter ending September 30, 2010 and each quarter thereafter based upon a trailing twelve month basis, to be less than 1.05:1.  Fixed Charge is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA") (including an add back for non-cash stock based compensation) less the sum of: cash taxes; cash capital expenditures; any cash dividends, distributions or loans, and other cash payments not captured on the current profit and loss statement, divided by principal payments on term debt (or capital leases), and cash interest. For all of the foregoing determinations, any equity contribution made to the Borrower will be applied to offset cash capital expenditures. For those of the foregoing determinations made during fiscal periods 2009 and 2010 only which will be determined on a rolling twelve month basis, cash received by Borrower from convertible debt offerings and associated warrants will be applied to offset cash capital expenditures together with the payments made to PNC Equipment Finance LLC/PNC Leasing pursuant to paragraph 5 of the Third Amendment.

To Table of Contents

The most restrictive of these covenants is the Fixed Charge Coverage Ratio.  For the three months ended December 31, 2009, our Fixed Charge Coverage Ratio was 2.9:1.  Reference should also be made to our “Risk Factors” found in of our Form 10-K for the year ended June 30, 2009, filed September 24, 2009, where we specifically discuss: “Covenants in our debt instruments could trigger a default adversely affecting our ability to execute our business plan, our ability to obtain further financing, and potentially adversely affect the ownership of our assets.”

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

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates.  We do not hedge our foreign currency exposures as the net impact of these exposures has historically been insignificant.  We had no forward foreign exchange contracts outstanding as of December 31, 2009.  In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

A significant portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, the British Pound, the Japanese yen, and the Chinese yuan.  At December 31, 2009, about 58% of our receivables were invoiced and collected in U.S. dollars.  Beginning in our fiscal second quarter ended December 31, 2007, we were exposed to currency exchange risk from euro and British pound-denominated sales.  For these transactions we expect to be a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

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

To Table of Contents

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

Interest Rate Risk

At December 31, 2009, we had about $3,116,000 of debt outstanding under its line of credit and term notes.  Interest expense under this line of credit is variable, based on its lender’s prime rate.  Accordingly, we are subject to interest rate risk in the form of greater interest expense in the event of rising interest rates.  We estimate that a 10% increase in interest rates, based on our present level of borrowings, would result in the Company incurring about $22,000 pretax ($15,000 after tax) of greater interest expense.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of stockholders on December 17, 2009, at which our stockholders voted on the following items:

1.	the election of directors to serve until the next annual meeting and until their successors have been duly elected and qualified; and
2.	the ratification of the selection of Amper, Politziner & Mattia, P.C. as our independent registered public accounting firm for the fiscal year ending June 30, 2010.

The nominees for directors were elected based upon the following votes:

		For	Votes Withheld
1.	Election of directors
	Michael W. Levin	8,714,617	969,219
	Willem van Rijn	8,705,070	978,765
	Paul C. Baker	8,734,124	949,711
	Edwin Ruzinsky	8,704,970	978,865
	Henry Royer	8,682,891	1,000,944
	Dennis Ridgeway	8,741,224	942,611

The voting results on the other proposals were as follow:

		For	Against	Abstentions	Non-Votes
2.	Ratification of selection of independent registered public accounting firm	9,663,273	20,330	232	–

ITEM 5.  OTHER INFORMATION

Not applicable.

To Table of Contents

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
10.1	Fourth Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 29, 2009)
10.2	Lease Extension Rider (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on November 24, 2009)
10.3+	Form of Employment Agreement with Michael Levin (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on November 24, 2009)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
* Filed herewith
+ Represents executive compensation plan or agreement

To Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: February 11, 2010	By: /s/ Michael W. Levin
Michael W. Levin
Chief Executive Officer

Dated: February 11, 2010	By: /s/ Kevan D. Bloomgren
Kevan D. Bloomgren
Chief Financial Officer