Form 10-Q
period 2010-03-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2010-05-13
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 12, 2010, we had 12,699,914 shares of common stock outstanding.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

To Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30,
ASSETS	(Unaudited)	2009
CURRENT ASSETS:
Cash and cash equivalents	$157,744	$550,602
Accounts receivable, net	3,089,290	3,427,550
Inventories, net	6,850,273	6,392,441
Taxes receivable	77,264	20,257
Deferred tax assets	–	830,447
Prepaid expenses and other current assets	330,371	541,153
Total Current Assets	10,504,942	11,762,450

PROPERTY AND EQUIPMENT, NET	1,700,126	2,096,986

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Deferred tax assets	–	279,486
Other assets	87,534	75,159
Total Other Assets	3,671,765	3,938,876

TOTAL ASSETS	$15,876,833	$17,798,312

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,420,280	1,128,187
Accrued compensation and benefits	563,245	690,948
Other accrued expenses and current liabilities	561,572	1,151,325
Short-term capital lease obligation	–	69,815
Accrued product warranty costs	435,967	436,578
Deferred rent liability	30,572	63,863
Deferred revenue	41,952	209,079
Total Current Liabilities	3,053,588	3,749,795

OTHER LIABILITIES:
Long-term debt	3,188,189	2,749,132
Deferred rent liability	34,853	58,010
10% subordinated debt, net of discount of $296,121 in March and $401,830 in June	953,879	848,170
Deferred revenue, less current portion	–	38,708
Deferred tax liabilities	854,414	–
Total Other Liabilities	5,031,335	3,694,020

TOTAL LIABILITIES	8,084,923	7,443,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value
Authorized 5,000,000 shares; none issued	–	–
Common Stock, $.001 par value 25,000,000 shares authorized;
issued and outstanding, respectively, 13,370,041 and 12,699,914 shares in March and 12,397,757 and 11,771,966 shares in June	12,700	11,772
Additional paid-in capital	13,158,093	13,000,680
Accumulated other comprehensive income (loss)	(28,360)	216
Accumulated deficit	(5,350,523)	(2,658,171)
Total Shareholders' Equity	7,791,910	10,354,497

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,876,833	$17,798,312

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

NET REVENUES	$5,174,969	$5,184,056	$16,268,038	$16,093,166

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, shipping and freight	2,595,733	2,298,917	7,576,338	7,474,487
Depreciation and amortization	85,247	140,331	300,932	397,447
Product warranty	468,261	497,635	1,456,124	939,135
Shipping and freight	146,992	144,652	414,244	408,417
Total cost of goods sold	3,296,233	3,081,535	9,747,638	9,219,486

GROSS PROFIT	1,878,736	2,102,521	6,520,400	6,873,680

OTHER COSTS AND EXPENSES:
Research and development	367,310	321,839	1,080,194	1,043,085
Selling, general and administrative, excluding depreciation and amortization	2,227,374	2,154,973	6,177,517	7,431,654
Depreciation and amortization	45,432	87,305	183,230	273,705
Impairment charge	–	1,121,401	–	1,121,401
Litigation settlement	–	–	–	(1,500,000)
Total other costs and expenses	2,640,116	3,685,518	7,440,941	8,369,845

LOSS FROM OPERATIONS	(761,380)	(1,582,997)	(920,541)	(1,496,165)

Other income	213,769	–	213,769	–
Interest expense	(89,347)	(72,712)	(266,116)	(201,868)
Interest income	46	70	117	3,037
Gain (loss) on change in fair value of warrant liabilities	4,924	–	(38)	–
Amortization of debt discount on convertible debt	(37,856)	(28,211)	(105,708)	(54,422)

LOSS BEFORE INCOME TAXES	(669,844)	(1,683,850)	(1,078,517)	(1,749,418)
Benefit (Provision) for income taxes	(2,033,167)	188,102	(1,934,579)	214,329

NET LOSS	$(2,703,011)	$(1,495,748)	$(3,013,096)	$(1,535,089)

LOSS PER SHARE
Basic and diluted	$(0.22)	$(0.13)	$(0.25)	$(0.13)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic and diluted	12,291,692	11,723,716	12,025,210	11,720,761

See accompanying notes to condensed consolidated financial statements
.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
BALANCES, JUNE 30, 2009	11,771,966	$11,772	$13,000,680	$216	$(2,658,171)	$10,354,497
Cumulative effect of change in accounting principle – ASC Topic 815-10 adoption	–	–	(327,524)	–	320,744	(6,780)
Components of comprehensive loss:
Net loss	–	–	–	–	(3,013,096)	(3,013,096)
Cumulative translation adjustment	–	–	–	(28,576)	–	(28,576)
Total comprehensive loss	–	–	–	–	–	(3,041,672)
Issuance of common stock for warrant Repurchase and modification of subordinated debt terms.	400,000	400	6,418			6,818
Vested restricted stock units	527,948	528	(528)	–	–	–
Stock-based compensation expense	–	–	479,047	–	–	479,047
BALANCES, MARCH 31, 2010	12,699,914	$12,700	$13,158,093	$(28,360)	$(5,350,523)	$7,791,910

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,013,096)	$(1,535,089)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	545,321	713,961
Stock-based compensation expense	470,679	580,502
Deferred income taxes	1,934,579	(214,329)
Impairment charge	–	1,121,401
Provision for (reduction of) inventory obsolescence reserves	(20,053)	39,479
Provision for returns and doubtful accounts allowance	109,239	7,655
Amortization of debt discount on convertible debt	105,708	54,422
Loss on change in fair value of warrant liabilities	38	–
Changes in operating assets and liabilities:
Accounts receivable	207,602	160,797
Inventories	(429,411)	2,618,756
Income taxes	(29,086)	(14,908)
Prepaid expenses and other current assets	165,886	7,546
Accounts payable	293,197	(1,725,191)
Accrued compensation and benefits	(131,042)	(203,327)
Other accrued expenses and current liabilities	(562,170)	(1,018,262)
Accrued product warranty costs	(611)	117,912
Deferred rent liability	(56,448)	(35,288)
Deferred revenue	(205,835)	(294,091)
Net cash provided (used) by operating activities	(615,503)	381,946

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(148,461)	(688,085)
Net cash used in investing activities	(148,461)	(688,085)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash	32,515	–
Bank credit line proceeds (repayments)	439,057	(256,769)
Capital lease obligation repayments	(69,815)	(339,668)
Proceeds from issuance of subordinated convertible debt	–	1,250,000
Net cash provided by financing activities	401,757	653,563
Effect of exchange rate changes on cash and cash equivalents	(30,651)	(35,453)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(392,858)	311,971

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	550,602	236,571

CASH AND CASH EQUIVALENTS, END OF PERIOD	$157,744	$548,542

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$221,369	$177,271
Income taxes paid	$49,160	$14,908

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital lease additions	$–	$528,488

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

The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  As of March 31, 2010, other than those resulting from adoption of recent accounting pronouncements discussed in Note 2, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended June 30, 2009.

The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2010.

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

Recurring Fair Value Estimates.  The Company’s recurring fair value measurements at March 31, 2010 were as follows:

	Fair Value as of March 31,2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Increases (decreases) during the nine months ended March 31, 2010
Liabilities:
Warrant obligations	–	–	–	–	$(38)

These warrant obligations were settled on March 30, 2010 in the transaction described in Note 4 with the holders of the Company’s convertible debt.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation.  The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3).  The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of March 31, 2010.  See Note 2, Implementation of EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock" (ASC Topic 815-10), for discussion regarding the Company’s warrant obligations.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Changes in our Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Increases (decreases)
Liabilities:
Balance as of July 1, 2009	$6,780
Increase in fair value of warrants	4,962
Balance as of December 31, 2009	$11,742
Decrease in fair value of warrants	(4,924)
Fair value of warrants reclassified to equity at March 30, 2010	(6,818)
Balance as of March 31, 2010	$–

The fair value of each warrant group is estimated using the Black-Scholes option pricing model with the following weighted average assumptions as of (number of warrants in thousands):

	Original Value	July 1, 2009		March 30, 2010
Number of warrants	1,515	1,515		1,515
Exercise price	$1.65	$1.65		$1.65
Risk free interest rate	2.13%	1.53%		1.50%
Expected warrant lives in years	3.0	2.9		2.8
Expected volatility	61.3%	74%		74%
Expected dividend yields	None	None		None
Fair value per share	$0.216	$0.005		$0.005
Common stock price	$1.43	$0.17	(a)	$0.195	(a)
Fair value of warrants	$327,524	$6,780		$6,818

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

Restricted Cash.  At March 31, 2010 and June 30, 2009, $108,386 and $140,901, respectively, of bank deposits located in China were classified as restricted due to regulatory restrictions impacting the availability of the funds during dissolution of the legal entity.  This restricted cash is reflected in other current assets in the condensed consolidated balance sheets.

Other Income. During the three and nine months ended March 31, 2010, the Company recognized $214,000 of non-recurring income from the purchase of stock in a foreign liquidating entity.  There were no other material transactions in connection with this purchase which was determined not to be an acquisition of a business.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Income Taxes.   The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences.  The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not.  Given the Company’s history of losses, this assessment was based primarily on historical results, with limited reliance on projected taxable income and tax planning strategies.  Otherwise, a valuation allowance is applied.  The Company has incurred substantial losses before income taxes for the three and nine months ended March 31, 2010 and the years ended June 30, 2009 and 2008.

The Company evaluates the need for a deferred tax valuation allowance quarterly.  A valuation allowance was required as of March 31, 2010 as it was deemed more likely than not that certain federal net operating loss carry forwards and other future deductible temporary differences included in the Company’s deferred tax assets will not be realized.  At March 31, 2010, the valuation allowance associated with these federal tax attributes was $1,710,000.  The recording of the valuation allowance also required the Company to reevaluate its effective tax rate for the current year to date period including the effect of accruing additional deferred tax liability for indefinite-lived intangibles.  As a result, these non-cash adjustments comprise the vast majority of the Company’s tax expense which resulted in total income tax expense, including valuation allowance, of $2,033,000.  In the year ago period ended March 31, 2009, a valuation allowance was required as it was deemed more likely than not that certain state net operating loss carry forwards and other future deductible temporary differences included in the Company’s deferred tax assets may not be realized.  At March 31, 2010 and June 30, 2009, the valuation allowance associated with these state tax attributes was $532,000.

As discussed above, the beginning of year balances in the federal and state deferred tax assets have been fully offset with a valuation allowance.  As a result, the Company has adjusted its estimate of the effective tax rate for the current year as of the quarter ended March 31, 2010 in accordance with the relevant requirements for interim reporting of income taxes of ASC740.  The Company’s year to date nine month results reflect that no tax benefits are being recorded for federal and state losses; the quarterly results for the three months ended March 31, 2010 also include a reversal of tax benefits previously recorded in the quarters ended September 30, 2009 and December 31, 2009.

These valuation allowance adjustments had no impact on the Company’s cash flows or future prospects, nor do they alter the Company’s ability to utilize these tax attributes, the utilization of which is primarily dependent upon future taxable income.  Under United States generally accepted accounting principles (“GAAP”), if and when the Company’s results demonstrate a pattern of future profitability and reverse the current cumulative loss trend, this valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets.  To the extent that the Company’s valuation allowances are adjusted and result in the reinstatement of all or a part of the net deferred tax assets, the recording of such a deferred tax asset reinstatement would result in a decrease to its tax provision or a net tax benefit in the period in which the Company determines that such an adjustment is required.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB Establishes Accounting Standards CodificationTM

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This guidance was effective for the Company’s interim reporting period ended September 30, 2009 and only impacted references for accounting guidance.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Business Combinations

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  This guidance will require such contingencies to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies.  The guidance became effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009.  The Company did not complete any business combinations during the three or nine months ended March 31, 2010, and the effect of this guidance, if any, on the Company’s financial position, results of operations and cash flows in future periods will depend on the nature and significance of business combinations subject to this guidance.

Implementation of Emerging Issues Task Force (“EITF”) Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock" (ASC Topic 815-10)

In June 2008, the FASB ratified EITF Issue No. 07-5 which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815), are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity's stock.  ASC Topic 815-10 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock.

ASC Topic 815-10 became effective for the Company in its fiscal year beginning July 1, 2009 and was applied to outstanding instruments as of that date.  The adoption of the pronouncement’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions).  Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.  Until March 30, 2010, all of the Company’s outstanding warrants and its convertible debt contained such provisions.  These warrants were settled and the down-round provisions eliminated in the March 30, 2010 transaction described in Note 4.

Upon adoption of ASC Topic 815-10, a cumulative effect adjustment was recorded, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments.  The following table illustrates the changes to the Company's consolidated balance sheet resulting from the implementation of ASC Topic 815-10:

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

As of March 30, 2010, the Company determined that, using the Black Scholes model, the fair value of the warrant obligations had increased by $38, at which date the warrants were settled in a transaction with the holders of the Company’s convertible debt, described in Note 4.  Accordingly, for the nine months ended March 31, 2010, the Company recorded a "Loss on change in fair value of warrant liabilities" to its statement of operations.  See Note 1, Fair Value Measurements, for more detail regarding the Black-Scholes assumptions used to estimate the fair value of the Company’s warrant obligation.

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

In April 2009, the FASB issued authoritative guidance to increase the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting.  The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value.  Prior to the effective date of this guidance, fair values for these types of financial assets and liabilities had only been disclosed once a year.  The guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  The disclosure requirement under this guidance was effective for the Company’s interim reporting period ended September 30, 2009.  The implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature.

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

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements is effective for the Company’s interim reporting period ended March 31, 2010. The implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for the Company’s interim reporting period ending September 30, 2011 and the Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Other Accounting Changes

In October 2009, the FASB amended its EITF authoritative guidance addressing revenue arrangements with multiple deliverables.  The guidance requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific-objective-evidence, third party evidence or estimated selling price. The residual method also becomes obsolete under this guidance.  This guidance is effective for our interim reporting period ending on September 30, 2010.  We are currently evaluating the impact of the implementation of this guidance on our financial position, results of operations and cash flows.

NOTE 3 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		March 31, 2010
		(Unaudited)	June 30, 2009
Accounts receivable, net
Accounts receivable, gross		$3,284,735	$3,513,756
Allowance for doubtful accounts		(20,000)	(50,000)
Allowance for returns		(175,445)	(36,206)
		$3,089,290	$3,427,550

Inventories, net of reserves
Raw materials		$2,246,678	$2,184,245
Finished goods		4,924,777	4,549,431
Less: reserves for obsolescence		(321,182)	(341,235)
		$6,850,273	$6,392,441

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$2,959,911	$2,801,027
Furniture and fixtures	7 years	578,672	578,672
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 – 10 years	915,397	895,909
Tooling and molds	3 years	3,013,286	2,908,778
Construction-in-progress		162,811	297,230
		7,660,511	7,512,050
Less: Accumulated depreciation and amortization		5,960,385	5,415,064
		$1,700,126	$2,096,986

Goodwill and other intangible assets, net
Goodwill		$3,965,977	$3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$3,584,231	$3,584,231

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT

Bank Debt

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

	March 31, 2010
	(Unaudited)	June 30, 2009
Short-term capital lease obligation	$–	$69,815

Bank term notes	$1,500,000	$1,500,000
Bank line of credit	1,688,189	1,249,132
Less: current maturities	–	–
Long-term debt	$3,188,189	$2,749,132
Total bank debt	$3,188,189	$2,818,947

On February 12, 2008, the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit.  As amended, the term of the revolving line of credit was extended to August 12, 2011 and the advance limit under the line of credit is the lesser of: (a) $4,900,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $1,000,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line.  The line of credit is collateralized by a first priority security interest in substantially all of the Company’s U.S. based assets and its foreign receivables and requires payments of interest only through the facilities three year term.  As amended, the interest rate on the term note and the line of credit varies based on the bank’s prime rate and is equal to the greater of the bank’s prime rate plus 4% or 7%.  At March 31, 2010 the applicable interest rate on amounts drawn under the term note and the line of credit was 7%.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties.  On February 12, 2008, the Company entered into a non-amortizing term note with the bank in the amount of $1,500,000, due August 12, 2011.  At March 31, 2010, this note had a principal balance of $1,500,000.  As of March 31, 2010, the Company had an outstanding balance of $1,688,189 under the revolving line and approximately $515,000 of undrawn availability under the credit line.  At June 30, 2009, the Company had outstanding with the bank the $1,500,000 term note and had an outstanding balance of $1,249,132 drawn under its revolving credit line, with about $1,005,000 of undrawn availability.

The Company’s current credit facilities are subject to financial covenants.  Current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements.  At June 30, 2009, the Company was in compliance with all of its financial covenants.  At March 31, 2010, the Company was not in compliance with its Fixed Charge Coverage Ratio covenant, which was waived by the Company’s bank via an amendment dated May 12, 2010.

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

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT (CONTINUED)

The various elements of the September 24, 2008 transaction were recorded on a relative fair value basis in accordance with authoritative guidance.  The $486,615 fair value of the warrants and the debt’s beneficial conversion feature was recorded to equity and as a debt discount to the value of the convertible note.  This discount is being amortized using the effective interest method over the three year term of the convertible note.  Amortization of debt discount on this convertible note payable amounted to $37,856 and $105,708, respectively, for the three and nine months ended March 31, 2010.  The remaining unamortized discount was $296,121 at March 31, 2010.  In connection with this transaction, the Company also recognized a $63,955 increase in its deferred tax liabilities reflecting the non-deductible nature of future debt discount amortization that will result from the value of the beneficial conversion feature.

On March 30, 2010, the Company entered into agreements with MicroCapital, whereby certain terms and conditions of the 10% convertible notes issued on September 24, 2008, were modified and all of the warrants issued and contingently issuable to MicroCapital were repurchased and cancelled.  Modifications to the terms and conditions of the 10% convertible notes included elimination of convertibility of the notes and anti-dilution provisions.  At March 31, 2010, as a result of this transaction, the MicroCapital debt is now reflected as 10% subordinated unsecured debt.  Before the transaction, 2,272,726 shares of the Company’s common stock were issuable or contingently issuable.  In consideration of the modifications of the loans and the repurchases of the warrants, 400,000 shares of the Company’s common stock were issued.  In April 2010, the Company filed a registration statement, declared effective in May 2010, covering the resale of the shares of common stock issued in this transaction.

NOTE 5 – LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options, restricted stock units and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Numerator for basic and diluted:
Net loss	$(2,703,011)	$(1,495,748)	$(3,013,096)	$(1,535,089)

Denominator :
For basic loss per common share – weighted average shares outstanding	12,291,692	11,723,716	12,025,210	11,720,761
Effect of dilutive securities - stock options, unvested restricted stock units and warrants	–	–	–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	12,291,692	11,723,716	12,025,210	11,720,761

Basic loss per share	$(0.22)	$(0.13)	$(0.25)	$(0.13)

Diluted loss per share	$(0.22)	$(0.13)	$(0.25)	$(0.13)

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOSS PER SHARE (CONTINUED)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2010 and 2009 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for those periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Anti-dilutive options and warrants	752,043	864,073	752,043	843,889

NOTE 6 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three and nine months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$69,034	$81,006	$209,589	$243,352
Non-employee director stock options	–	7,994	–	79,293
Non-employee restricted stock units	–	7,350	–	22,050
Employee restricted stock units	44,243	72,484	185,596	213,241
Non-employee director restricted stock units	15,708	48,501	83,862	84,349
Forfeiture rate adjustment	–	–	–	(56,751)
Amounts capitalized as inventory	(3,237)	(249)	(8,368)	(5,032)
Total stock-based compensation expense	$125,748	$217,086	$470,679	$580,502
Tax effect of stock-based compensation recognized	–	(72,103)	–	(210,992)
Net effect on net loss	$125,748	$144,983	$470,679	$369,510

Excess tax benefit effect on:
Cash flows from operations	$–	$–	$–	$–
Cash flows from financing activities	$–	$–	$–	$–
Effect on loss per share:
Basic	$0.01	$0.01	$0.04	$0.03
Diluted	$0.01	$0.01	$0.04	$0.03

As of March 31, 2010, the unrecorded deferred stock-based compensation balance was $451,821 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 1.6 years.  During the three and nine months ended March 31, 2010, the Company did not grant any stock options.  During the three months ended March 31, 2010, the Company did not grant any restricted stock.  During the nine months ended March 31, 2010, the Company granted 577,000 shares of restricted stock with a grant date fair value of $243,050 after estimated forfeitures.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010 (b)	2009 (a)	2010 (b)	2009
Risk-free interest rate	–	–	–	2.8%
Dividend yield	–	–	–	0.0%
Expected stock price volatility	–	–	–	58%
Average expected life of options	–	–	–	3.2 years

(a) No stock options were granted during the three months ended March 31, 2009.
(b) No stock options were granted during the three or nine months ended March 31, 2010.

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

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

As of March 31, 2010, there are no common shares remaining available for future issuance under the 1998 Plan, which expired on June 17, 2008.  Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of March 31, 2010, 8,268 common shares were available for future issuance under the 2006 Plan.  Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of March 31, 2010, 498,000 common shares were available for future issuance under the 2009 Plan.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2009	1,085,216	$3.41
Nine months ended March 31, 2010:
Options granted	–	–
Options exercised	–	–
Options cancelled/expired/forfeited	(13,608)	2.16
Balance outstanding at March 31, 2010	1,071,608	$3.42

The options outstanding and exercisable at March 31, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.43 to $0.85	26,600	3.1	$0.59	26,600	$0.59
$1.00 to $2.00	418,915	3.4	1.95	272,700	1.93
$2.01 to $6.33	626,093	4.7	4.52	462,743	4.55
	1,071,608	4.4	$3.42	762,043	$3.47

At March 31, 2010, none of the Company’s exercisable options were in-the-money.  Accordingly, all outstanding and exercisable options at that date had no aggregate intrinsic value.  No options were exercised during the three or nine months ended March 31, 2010.

No stock options were granted during the three or nine months ended March 31, 2010.  No stock options were granted during the three months ended March 31, 2009.  The weighted average grant date fair value of options granted during the nine months ended March 31, 2009 was $0.84.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

No restricted stock units were granted during the three months ended March 31, 2010. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award.  Stock-based compensation expense, net of estimate forfeitures, for restricted stock units for the three and nine months ended March 31, 2010 was $59,952 and $269,458, respectively.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

As of March 31, 2010, there was $263,452 of total unrecognized deferred stock-based compensation, after estimated forfeitures, related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 1.8 years.

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2009	625,791	$773,510	$1.24

Nine months ended March 31, 2010:
Restricted stock units granted	577,000	403,900	0.70
Restricted stock units vested	(527,948)	(513,425)	0.97
Restricted stock units cancelled/forfeited	(4,716)	(9,432)	2.00
Balance unvested at March 31, 2010	670,127	$654,553	$0.98

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

Changes in accrued product warranty costs for the three and nine months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Accrued product warranty costs at the beginning of the period	$447,967	$187,234	$436,578	$198,666

Warranties accrued during the period	468,261	497,635	1,456,124	939,135
Warranties settled during the period	(480,261)	(368,291)	(1,456,735)	(821,223)
Net change in accrued warranty costs	(12,000)	129,344	(611)	117,912

Accrued product warranty costs at the end of the period	$435,967	$316,578	$435,967	$316,578

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RESEARCH AND DEVELOPMENT

Research and product development costs, which consist of salary and related benefits costs of the Company’s technical staff, as well as product development costs including research of existing patents, conceptual formulation, design and testing of product alternatives, and construction of prototypes, are expensed as incurred.  It also includes indirect costs, including facility costs based on the department’s proportionate share of facility use.  For the three months ended March 31, 2010 and 2009, the Company’s research and product development costs were $367,310 and $321,839, respectively.  For the nine months ended March 31, 2010 and 2009, the Company’s research and product development costs were $1,080,194 and $1,043,085, respectively.

NOTE 9 – ADVERTISING EXPENSES

Advertising expenses are deferred until the first use of the advertising.  Deferred advertising costs at March 31, 2010 and 2009 totaled $40,988 and $4,120, respectively.  Advertising expense for the three months ended March 31, 2010 and 2009 amounted to $122,464 and $153,459, respectively.  Advertising expense for the nine months ended March 31, 2010 and 2009 amounted to $429,968 and $545,663, respectively.

NOTE 10 – LITIGATION AND CONTINGENCIES

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly.  The suit seeks unspecified damages and fees.  In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question.  The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees.  On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company.  Pre-trial discovery on the infringement action was completed in September 2007.  Pre-trial discovery on the Company’s antitrust action was completed in July 2008.  In March 2009 the court dismissed, without prejudice, the Company’s antitrust claims relating to Xerox’s loyalty rebate programs.  In the ruling, the court relied on a 2001 Settlement Agreement between the parties resulting from a different matter, and found that before such claims are pursued, the Company must submit to arbitration.  In September 2009, the court dismissed the Company’s remaining antitrust claims not relating to Xerox’s loyalty rebate programs.  In March 2010 the court issued a ruling on a Markman hearing held in November 2008.   The Company believes the ruling to be highly favorable and plans to file a motion for summary judgment in its favor based on the grounds that the ink sticks sold by the Company do not infringe the claims asserted by Xerox, as they were construed by the Court.  The patent infringement claims remaining before the court are not likely to be heard at trial before early 2011.  The loss of all or a part of the patent infringement claims could have a material adverse affect on our results of operations and financial position.  The Company believes that its inks do not infringe any valid U.S. patents and that it therefore has meritorious grounds for success in this case.  The Company intends to vigorously defend these allegations of infringement.  There can be no assurance, however, that the Company will be successful in its defense of this action and in its counterclaims.  Proceeds of this suit, if any, will be recorded in the period when received.

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

Other than the above, as at March 31, 2010, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – IMPAIRMENT CHARGE

In conjunction with a plan approved by the Company’s Board of Directors, the Company closed its not yet operational manufacturing facility in China.  The impairment costs were recognized in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic 360).  During the three and nine months ended March 31, 2010, cash charges totaling $3,799 and $30,775, respectively, were incurred against impairment reserves established in the prior fiscal year.  At March 31, 2010, the remaining reserve for these impairment costs was $9,676.

NOTE 12 – SUBSEQUENT EVENT

On April 27, 2010, the Company entered into an agreement to acquire Master Ink Co. Ltd., a China based manufacturer of toner cartridges, inkjet printer cartridges, inkjet refill kits and patented, next generation automatic ink refill systems. The agreement with Master Ink Company, Ltd. and its affiliates is to acquire substantially all of Master Ink's assets including its People's Republic of China based manufacturing facility.   Details of the transaction and the asset purchase agreement associated with the transaction are contained in an 8-K filed April 28, 2010.

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

We were disappointed by our top-line sales performance during the quarter.  For the three and nine months ended March 31, 2010, we experienced flat and 1% top line net revenue growth, respectively, over same year ago periods.  In addition to some historic seasonality we typically experience during January, our sales volumes were adversely impacted by European and U.S. weather in January and February.  During the quarter, we also continued to experience attrition of more price sensitive and less quality oriented imaging channel volume, which has generally been offset by the top-line growth we continue to experience in our sales volume into the office products and technology distribution channels.  These channels tend to place greater value on product quality that is intellectual property safe and backed by warranty and technical support.

At 36.3%, our gross margins were down for the quarter from the 40.6% reported in the same quarter last year.  This decline was primarily driven by a shift in our ink, toner and industrial ink revenue mix.

To Table of Contents

Following a year of cost reduction efforts that included closure of our start-up manufacturing operation in China, a reduction in our employee headcount of about 27%, and temporary company-wide compensation concessions, we are focused on efforts to grow our top line and further improve our profitability.

The following items significantly impacted our comparative reported results of operations for the three and nine months ended March 31, 2010:

Valuation Allowance.  During the quarter ended March 31, 2010, we established a valuation allowance in the amount of $1,710,000 for deferred tax assets previously recorded as it was deemed more likely than not that the  remaining federal net operating loss carry forwards and other future deductible temporary differences included in our deferred tax assets will not be realized.  Given the Company’s history of losses, this assessment was based primarily on historical results, with limited reliance on projected taxable income and tax planning strategies.  The Company has incurred substantial pretax losses over the three and nine months ended March 31, 2010 and during the years ended June 30, 2009 and 2008.  The recording of the valuation allowance also required the Company to reevaluate its effective tax rate for the current year to date period including the effect of accruing additional deferred tax liability for indefinite-lived intangibles.  As a result, these non-cash adjustments comprise the vast majority of the Company’s tax expense which increased our three and nine month net loss by $2,033,000 and $1,935,000, respectively, or about $0.17 and $0.16 per share, respectively.

The valuation allowance and related adjustments had no impact on the Company’s cash flows or future prospects, nor does it alter the Company’s ability to utilize its tax attributes, the utilization of which is primarily dependent upon future taxable income.  Under U.S. GAAP, if and when the Company’s results demonstrate a pattern of future profitability and reverse the current cumulative loss trend, this valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets.

Product Warranty.  During the three and nine months ended March 31, 2010, we recognized $468,000 and $1,456,000 of warranty expense, respectively, representing a $29,000 decrease and $517,000 increase, respectively over the amount of warranty expense recognized in the comparative year ago periods.  This year-over-year increase for the nine months ended March 31, 2010 is primarily attributed to a latent issue with one of our products caused by a change in manufacturing process by one of our vendors.  While the issue has been resolved, we continue to experience warranty claims at an elevated level as compared with the year ago period.

Other Income.  During the three and nine months ended March 31, 2010, we recognized $214,000 of non-recurring income from the purchase of a foreign liquidating entity.  We had no similar items in the comparative year ago periods.

Foreign Currency Effects.  With the benefit of price increases implemented in January 2009, year-over-year appreciation of the pound and euro combined with price increases implemented in January 2009, helped benefit our top line revenues and margins by about $170,000 for the three and nine months ended March 31, 2010 as compared with the same respective periods last year.  However, these effects were offset by exchange rate losses recognized as a result of declines in the value of the U.S. dollar relative to the euro and pound during the three months ended March 31, 2010.  Realized exchange rate losses of $165,000 and $152,000, respectively, were recognized during the three and nine months ended March 31, 2010; this compares with losses of $86,000 and $373,000 for the three and nine months ended March 31, 2009.

Stock-Based Compensation.  For the three and nine months ended March 31, 2010, our non-cash stock-based compensation expense recognized under authoritative guidance totaled $126,000 and $471,000, respectively.  In the prior fiscal year, non-cash stock-based compensation expense totaled $217,000 and $581,000, respectively, for the three and nine months ended March 31, 2009.

Temporary Company-wide Compensation Concessions.  In January 2009, we implemented a company-wide 10% salary, wage and bonus concession.  In the fall of 2008, our directors also waived their cash compensation.  Effective October 1, 2009, half of these temporary concessions were reinstated and are reflected in our operating results.  For the three and nine months ended March 31, 2010, the savings associated with these temporary concessions were about $65,000 and $261,000, respectively.  Effective April 19, 2010, all remaining temporary concessions were reinstated.

To Table of Contents

Litigation.  For the three and nine months ended March 31, 2010, litigation costs totaled $7,000 and $30,000, respectively.  In the comparative year ago periods, litigation costs totaled $164,000 and $427,000, respectively, for the three and nine months ended March 31, 2009.  In August 2008, the first fiscal quarter of 2009, we settled litigation with our former insurance broker in the amount of $1,500,000.  For more information regarding our litigation, see Note 10 to the condensed consolidated financial statements.

Business Formation and Start-up Costs.  For the three and nine months ended March 31, 2010, we incurred no formation and start-up costs associated with the China operations due to closure of the facility and ceasing the start-up activities late  in our prior fiscal year.  In the prior fiscal year, formation and start-up costs associated with these operations totaled $248,000 and $891,000, respectively, for the three and nine months ended March 31, 2009.

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

	Fiscal Year 2010			Fiscal Year 2009
	1st	2st	3rd	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net revenues	$5,507	$5,586	$5,175	$5,752	$5,157	$5,184	$5,625
Cost of goods sold	$3,377	$3,074	$3,296	$3,131	$3,035	$3,081	$3,576
Gross profit	$2,129	$2,512	$1,879	$2,621	$2,122	$2,103	$2,049
Gross margin	38.7%	45.0%	36.3%	45.6%	41.2%	40.6%	36.4%
Income (loss) from operations (a)(c)	$(203)	$44	$(761)	$901	$(814)	$(1,583)	$0
Operating margin	(3.7)%	(0.0)%	(14.7)%	15.7%	(15.8)%	(30.5)%	0.0%
Net income (loss)(b)(c)(d)(e)	$(259)	$(51)	$(2,703)	$477	$(517)	$(1,496)	$(140)
Diluted earnings (loss) per share	$(0.02)	$(0.00)	$(0.22)	$0.04	$(0.04)	$(0.13)	$(0.01)

Stock-based compensation included in above results:
(a) Pretax	$187	$159	$126	$155	$208	$217	$197
(b) After-tax	$187	$159	$126	$84	$141	$145	$132

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
    (e) 3rd & 4th quarter 2009, respectively, include a $323 and $209 non-cash charge related to state deferred tax asset valuation allowances.  3rd quarter 2010 includes a $2,033 non-cash charge primarily related to a valuation allowance for federal deferred tax assets.

RESULTS OF OPERATIONS

Net Revenues.   For the three months ended March 31, 2010, as compared to the same period last year, net revenues declined by $9,000 or 0.2% from $5,184,000 to $5,175,000.  Year-over-year for the three months, sales of color toner cartridges increased by about 11% and solid ink product sales decreased by about 10%.

For the nine months ended March 31, 2010, as compared to the same period last year, net revenues increased by $175,000 or 1% from $16,093,000 to $16,268,000.  This increase in net revenues was primarily driven by the revenue impact of greater year-over-year sales of toner-based products and continued rapid growth of our European sales, partially offset by attrition in our sales volumes to the price sensitive and less quality oriented imaging channel.  Year-over-year for the nine months, sales of color toner cartridges increased by about 11% and solid ink product sales decreased by about 8%.

To Table of Contents

As discussed in the Executive Summary, versus the comparable year ago periods, price increases we implemented in January 2009 helped to materially offset the effects of currency exchange rates for the first six months of our fiscal year.  However, appreciation of the euro and pound during the comparative three months ended March 31, 2010, helped benefit our top line revenues and margins by about $170,000 for the three and nine months ended March 31, 2010.  We ended the quarter with an order backlog of $434,000, representing a $107,000 increase over the prior quarter ended December 31, 2009.  For the comparative year ago period, we had $334,000 of order backlog at March 31, 2009.

Gross Profit.   Consolidated gross profit for the three months ended March 31, 2010, compared to the same period last year, decreased by $224,000 or 11% to $1,879,000 from $2,103,000.  For the three months ended March 31, 2010, our gross margins decreased by about 430 basis points to 36.3% from 40.6% in the comparative year ago period.  The year-over-year decrease in our gross profit and margins for the quarter was attributed to a number of factors including: sales mix, in particular a decreased level of solid ink sale volume and an increased volume of industrial ink sales, and an increase in our inventory obsolescence reserves.  These effects were partially offset by a decreased level of customer rebates and lower tool and die depreciation.

Consolidated gross profit for the nine months ended March 31, 2010, compared to the same period last year, decreased by $353,000 or 5% to $6,520,000 from $6,874,000.  For the nine months ended March 31, 2010, our gross margins decreased by about 260 basis points to 40.1% from 42.7% in the comparative year ago period.  The year-over-year decrease in our gross profit and margins for the nine months was primarily attributed to an increase in our warranty expense and sales mix, partially offset by lower year-over-year customer rebates and lower tool and die depreciation.

Our margins reflect a portfolio of products.  Generally, our non-industrial solid ink products generate greater margins than do toner-based products or our industrial inks.  While margins within the solid ink product line are very consistent, margins within the toner-based product line vary quite significantly.  As a result, our margins can vary materially, not only as a function of the solid ink to toner sales mix, but of the sales mix within the toner-based product line itself and the significance of industrial solid ink volumes.  We expect to see changes in our margins, both favorable and unfavorable, as a result of continued changes in our sales mix.

Research and Development.   Research and development spending for the three months ended March 31, 2010, compared to the same period last year, increased by $45,000 or 14% to $367,000 from $322,000.  For the nine months ended March 31, 2010, compared to the same period last year, increased by $37,000 or 4% to $1,080,000 from $1,043,000.  The year-to-date increase in our research and development costs is primarily attributed to additional travel cost associated with product manufacturing efforts in China with our contract vendors.  Looking forward, we expect our research and development spending to represent a similar proportion of our net revenues.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended March 31, 2010, compared to the same period last year, increased by $72,000 or 3% to $2,227,000 from $2,155,000.  For the nine months ended March 31, 2010, selling, general and administrative expense, exclusive of depreciation and amortization, as compared to the same period last year, decreased by $1,255,000 or 17% to $6,177,000 from $7,432,000.

The decrease in selling, general and administrative expense for the nine months ended March 31, 2010 over the year ago period was primarily driven by our cost reduction efforts, lower year-over-year costs of litigation, improvements in our currency translation loss experience, and the absence of business formation and start-up costs.  These are described in more detail in the Executive Summary.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended March 31, 2010 compared to the same period last year, decreased by $42,000 or 48% to $45,000 from $87,000.  For the nine months ended March 31, 2010, compared to the same period in 2009, non-manufacturing depreciation and amortization expense decreased by $91,000 or 33% to $183,000 from $274,000.  The decrease in non-manufacturing depreciation and amortization expense reflects the decline in our non-manufacturing fixed asset additions over the comparative periods.

To Table of Contents

Interest Expense.   For the three and nine months ended March 31, 2010, we incurred interest expense of $89,000 and $266,000, respectively.  This compares with interest expense of $72,000 and $202,000, respectively, for the prior year’s three and nine months ended March 31, 2009.  These changes were the result of year-over-year increases in the Company’s level of debt and higher interest rates.

Income Taxes.   For the three and nine months ended March 31, 2010, we recorded income tax expense of $2,033,000 and $1,935,000, respectively.  This compares with income tax benefits of $188,000 and $214,000, respectively, for the three and nine months ended March 31, 2009.  Our effective tax rates for the three and nine months ended March 31, 2010 reflect the establishment of a valuation allowance in the amount of 1,710,000 for deferred tax assets previously recorded as well as other related effects, as it was deemed more likely than not that the Company’s federal net operating loss carry forwards and other future deductible temporary differences included in its deferred tax assets may not be realized.  Our effective tax rates for the three and nine months ended March 31, 2009 reflect the establishment of a valuation allowance in the amount of $323,000 for deferred tax assets previously recorded as it was deemed more likely than not that certain state net operating loss carry forwards and other future deductible temporary differences included in our deferred tax assets may not be realized.

As discussed in the Executive Summary, these valuation allowances had no impact on the Company’s cash flows or future prospects, nor do they alter the Company’s ability to utilize these tax attributes in the future.  These valuation allowances may be reversed in the future at such time as the Company’s results demonstrate a pattern of future profitability and reverse the current cumulative loss trend.

Net Loss.   For the three and nine months ended March 31, 2010, we lost $2,703,000 ($0.22 per share basic and diluted) and $3,013,000 ($0.25 per share basic and diluted).  This compares with a net loss of $1,496,000 ($0.13 per share basic and diluted) and $1,535,000 ($0.13 per share basic and diluted), respectively, for the three and nine months ended March 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements, included in Item 1 of Part I of this report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the audited financial statements included in our Form 10-K for the year ended June 30, 2009 filed September 24, 2009.  With the exception of changes to our accounting policies and related disclosures resulting from the Accounting Standards Codification  and adoption of authoritative guidance for fair value measurements and that associated  with derivatives and hedging related to whether an instrument of an embedded feature is considered to be indexed to an entity’s own stock under ASC 715-10 (pre-codification EITF Issue No. 07-5), there were no significant changes in our critical accounting policies during the nine months ended March 31, 2010.  See Note 2 to the condensed consolidated financial statements, included in Item 1 of Part I of this report, for a complete discussion of the impact adoption of this authoritative guidance had on our accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2010, our cash and equivalents decreased by $393,000 to $158,000.  $616,000 of this decrease resulted from operating activities, $148,000 was used in investing activities, and $402,000 was provided by financing activities.  Net cash used in investing activities of $148,000 included the purchase of plant equipment, tooling and IT hardware and software, representing a decrease of $540,000 or 78% over the $688,000 invested during the comparative nine months year ended March 31, 2009.  These capital investments were primarily funded by draws on our bank credit line.

To Table of Contents

We used $616,000 of cash in our operating activities for the nine months ended March 31, 2010 as compared with $382,000 generated during the comparative nine months ended March 31, 2009.  The $616,000 of cash used by operating activities during the nine months ended March 31, 2010 resulted from a $3,013,000 loss from operations, non-cash charges totaling $3,146,000, and $748,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $748,000 increase in our non-cash working capital include: (1) a $400,000 reduction in our trade obligations and other accrued expenses; (2) a $429,000 increase in our inventories; and (3) a collective $262,000 decrease in our deferred revenue and deferred rent liabilities.  These increases were partially offset by a $208,000 decrease in our accounts receivable and a $166,000 decrease in prepaid expenses and other current assets during the quarter.

Our INKlusive program generated operating cash flow in advance of the income statement recognition associated with printer consumables being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement.  This advanced funding of the INKlusive contract consideration by a third-party leasing company resulted in up-front cash receipts and corresponding deferred revenue obligations.  As of March 31, 2010, deferred revenue associated with the program totaled $42,000, a decrease of $206,000 from $248,000 at June 30, 2009.  The operating cash flow effect of this decrease in liability was a corresponding decrease in cash flow generated by operations.  Based on declining INKlusive sales volume, we made the decision to discontinue the program effective April 1, 2009.  Although no new INKlusive contracts were originated after April 1, 2009, remaining commitments under existing INKlusive supply obligations continue to be honored.

In the comparative year ago period ended March 31, 2009 our financial position and cash flows benefited from the following:

•	A $1,500,000 litigation settlement received in August 2008. The settlement was recorded as a reduction in operating expense as it represented a recovery of legal fees previously incurred; and
•	A $1,250,000 convertible debt financing completed on September 24, 2008, which is describe in Note 4.

On February 12, 2008, the Company entered into an agreement with Sovereign Bank for a three year revolving line of credit.  As amended, the term of the revolving line of credit was extended to August 12, 2011 and the advance limit under the line of credit is the lesser of: (a) $4,900,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $1,000,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line.  The line of credit is collateralized by a first priority security interest in substantially all of the Company’s U.S. based assets and its foreign receivables and requires payments of interest only through the facilities three year term.  As amended, the interest rate on the term note and the line of credit varies based on the bank’s prime rate and is equal to the greater of the bank’s prime rate plus 4% or 7%.  At March 31, 2010 the applicable interest rate on amounts drawn under the term note and the line of credit was 7%.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties.  On February 12, 2008, the Company entered into a non-amortizing term note with the bank in the amount of $1,500,000, due August 12, 2011.  At March 31, 2010, this note had a principal balance of $1,500,000.  As of March 31, 2010, the Company had an outstanding balance of $1,688,189 under the revolving line and approximately $515,000 of undrawn availability under the credit line.  At June 30, 2009, the Company had outstanding with the bank the $1,500,000 term note and had an outstanding balance of $1,249,132 drawn under its revolving credit line, with about $1,005,000 of undrawn availability.

The Company’s current credit facilities are subject to financial covenants.  Current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements.  At June 30, 2009, the Company was in compliance with all of its financial covenants.  At March 31, 2010, the Company was not in compliance with its Fixed Charge Coverage Ratio covenant, which was waived by the Company’s bank via an amendment dated May 12, 2010.  Current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, each are described below:

•
Ratio of Debt to Tangible Net Worth -- The Borrower is not to cause or permit its ratio of total liabilities to Tangible Net Worth to be more than 2.5:1, tested quarterly. Tangible Net Worth is defined as book net worth less all intangible assets. Both total liabilities and Tangible Net Worth are to be determined according to GAAP.

To Table of Contents

•
Fixed Charge Coverage Ratio -- The Borrower is not to cause or permit its Fixed Charge coverage ratio, tested quarterly, on a rolling nine month basis for the quarter ending June 30, 2010, and on a rolling twelve month basis for the quarter ending September 30, 2010; and thereupon for each quarter thereafter based on a trailing 12 month basis to be less than 1.05:1.  Fixed Charge is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA") (including an add back for non-cash stock based compensation) less the sum of: cash taxes; cash capital expenditures; any cash dividends, distributions or loans, and other cash payments not captured on the current profit and loss statement, divided by principal payments on term debt (or capital leases), and cash interest. For all of the foregoing determinations, any equity contribution made to the Borrower and (for the period of October 1, 2009 through September 30, 2010 only), indebtedness subordinated to the Debt on terms acceptable to Lender will be applied to offset cash capital expenditures. For those of the foregoing determinations made during fiscal periods of 2010 only which will be determined on a rolling twelve month basis, cash received by Borrower from convertible debt offerings and associated warrants will be applied to offset cash capital expenditures.

The most restrictive of these covenants is the Fixed Charge Coverage Ratio.  For the rolling six months ended March 31, 2010, our Fixed Charge Coverage Ratio was negative 0.9:1.  Reference should also be made to our “Risk Factors” found in of our Form 10-K for the year ended June 30, 2009, filed September 24, 2009, where we specifically discuss: “Covenants in our debt instruments could trigger a default adversely affecting our ability to execute our business plan, our ability to obtain further financing, and potentially adversely affect the ownership of our assets.”

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

SEASONALITY

We have experienced some seasonality in our business, which may increase with the proportional growth of our international business relative to our North American business and with the growing significance of our distribution channel customer mix.  Accordingly, we may experience a more notable level of seasonality, especially during the summer months and other periods such as calendar year end.

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates.  We do not hedge our foreign currency exposures and we had no forward foreign exchange contracts outstanding as of March 31, 2010.  In the future we may hedge these exposures based on our assessment of their significance.

To Table of Contents

Foreign Currency Exchange Risk

A significant portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the euro, the British pound, the Japanese yen, and the Chinese yuan.  At March 31, 2010, about 56% of our receivables were invoiced and collected in U.S. dollars.  Beginning in our fiscal second quarter ended December 31, 2007, we were exposed to currency exchange risk from euro and British pound-denominated sales.  For these transactions we expect to be a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

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

Interest Rate Risk

At March 31, 2010, we had about $3,188,000 of debt outstanding under our line of credit and term notes.  Interest expense under this line of credit is variable, based on our lender’s prime rate.  Accordingly, we are subject to interest rate risk in the form of greater interest expense in the event of rising interest rates.  We estimate that a 10% increase in interest rates, based on our present level of borrowings, would result in the Company incurring about $22,000 of greater interest expense.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (REMOVED AND RESERVED)

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
2.1	Asset Purchase Agreement (incorporated by reference to Exhibit 2.1 of Form 8-K, filed on April 28, 2010)
10.1	Modification Agreement with Microcapital Fund L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 30, 2010)
10.2	Repurchase Agreement, Series A Warrants, with Microcapital Fund L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 30, 2010)
10.3	Repurchase Agreement, Series B Warrants, with Microcapital Fund L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 30, 2010)
10.4	Modification Agreement with Microcapital Fund Ltd (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 30, 2010)
10.5	Repurchase Agreement, Series A Warrants, with Microcapital Fund Ltd (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 30, 2010)
10.6	Repurchase Agreement, Series B Warrants, with Microcapital Fund Ltd (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 30, 2010)
10.7	Fifth Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 28, 2010)
10.8*	Sixth Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
* Filed herewith

To Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: May 13, 2010	By:	/s/ Michael W. Levin
Michael W. Levin
Chief Executive Officer

Dated: May 13, 2010	By:	/s/ Kevan D. Bloomgren
Kevan D. Bloomgren
Chief Financial Officer