Form 10-K
period 2010-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2010-09-28
CIK 1024022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on December 31, 2009 was $4,428,506.

As of September 24, 2010, we had 12,739,372 shares of common stock outstanding.

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

We market and sell our products through international indirect sales channels including wholesalers, distributors and dealers.  Approximately 64% of our revenues were generated in the United States, with the majority of our international sales generated in Western Europe.  Our business is derived from a single segment, that of imaging supplies.

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

To Index

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

To Index

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

Principal Products

We currently offer color toner cartridges and solid ink for use in nine printer brands and over 100 printer models.  Typically, our products are priced to the end user at a 25-40% discount from the printer manufacturers brand supplies.

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

We currently sell toner cartridges for use in over 100 color laser printers manufactured by Xerox®, Konica-Minolta®, Oki®, Epson®, Brother®, Dell®, Samsung® and Ricoh®.

Branding

We sell our products under the Media Sciences brand, and in a non-branded form.  In fiscal 2010, our revenue mix of Media Sciences branded products to non-branded was 76:24.  Brand development is a priority for us.  We believe that by improving the recognition and value of the Media Sciences brand, we will be less susceptible to abrupt shifts in demand for our products as competition enters the market.  We believe the sale of Media Sciences branded product will remain at approximately 75% of revenues for the foreseeable future.

In addition to our Media Sciences and non-branded packaging, we have the ability to develop private brand programs for large, national or international entities that have developed significant brand equity and wish to extend their brand to our products.

Distribution Methods of the Products and Programs

We distribute products to our customers in the United States from our Oakland, New Jersey facility.  We distribute products to our customers throughout Western Europe from our third party logistics provider in the Netherlands.  Approximately 65% of our sales are in the United States, with a majority of the balance of our sales in Western Europe.

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

To Index

Sales and Marketing Plans

We believe the market share of our products is in the low single digits.  The primary function of our sales and marketing efforts is to increase the market share for the products we manufacture.  To do so, we seek to increase end user awareness of Media Sciences products and to support and enable our distribution partners’ sales of our products.

Media Sciences’ historical growth in the United States has been driven by distribution partners solely focused on printer supplies.  However, we believe that the technology and office products channels serve more than 75% of the potential market.  Further, these channels (wholesalers, dealers and end users) typically value those traits core to our products – quality, support, warranty and intellectual property compliance, more than does the imaging supplies channel, which is driven by the price sensitive internet.

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

Competition

Media Sciences competes primarily with the original manufacturer (the OEM) of the printers for which we provide supplies, including Xerox®, Konica-Minolta®, Oki®, Epson®, Brother®, Dell®, Samsung® and Ricoh®. These competitors use several tactics to limit the penetration of aftermarket supplies such as those offered by Media Sciences.  These tactics include protecting their technology through the use of patents, the development of sales and marketing programs that provide for incentives to distributors, wholesalers and dealers who sell exclusively the printer manufacturers’ brand supplies (loyalty programs), and through campaigns intended to instill fear, uncertainty and doubt about the quality of third party supplies into the minds of the end user.  Media Sciences competes with these manufacturers primarily by offering a compelling value proposition of quality, value (through lower end user costs and higher channel margins) and choice.

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

To Index

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

Research and Development

We define the aggregate of all business color printers sold in a trailing three year period as the installed base.  Based on Media Sciences products available for sale at June 30, 2010, we believe we manufacture supplies for use in approximately 20% of the overall installed base of business color printers in the United States and Western Europe.

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

To Index

Dependence on Major Customers

Three customers collectively represented 42% of our net revenues in fiscal 2010 and 38% of accounts receivable at June 30, 2010.  Four customers represented 55% of our net revenues in fiscal 2009 and 47% of our accounts receivable at June 30, 2009.  Among this group, the largest two customers represented 18% and 14%, respectively, of our net revenues and 21% and 12% of our accounts receivable at June 30, 2009.

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

In fiscal 2010, one vendor represented 13% of our cost of goods sold.  No other vendor represented 10% or more of our costs of goods sold in fiscal 2010.   In fiscal 2009, one vendor represented 13% of our cost of goods sold.  No other vendor represented 10% or more of our costs of goods sold in fiscal 2009.

Need for Government Approval

Not applicable.

Government Regulation

Not applicable.

Compliance with Environmental Laws

Not applicable.

Employees

We currently have 62 employees, who all work on a full-time basis.

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

RISKS RELATED TO OUR CORE BUSINESS OPERATIONS

The current global economic weakness and any further deterioration of the global economic environment could negatively impact our business, working capital, liquidity, access to the credit markets and business prospects.

The current weakness in the global economic environment and the credit and financial markets could negatively impact our business in several ways. For instance,  increases in unemployment rates, declines in the equity markets, a tightening of credit availability, and concerns about the general health of the global economy have led to a significant decline in consumer  and business confidence and consumer and business spending, which has caused

To Index

and may continue to cause  our customers to delay purchasing or determine not to purchase our products, or cause our customers to extend or implement inventory management programs and consequently adversely affect our financial performance. Other factors that could adversely affect the demand for our products and consequently our financial performance include currency exchange rate fluctuations, interest rate fluctuations, fuel and other energy costs, inflation or deflation of commodity prices, slower rates of growth in real disposable personal income, and other factors beyond our control

We are at a competitive disadvantage because we operate in a market that is dominated by companies that are the original manufacturers of printers for which we supply products.

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

To Index

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

Our manufacturing process requires a high volume of quality raw materials and components from third-party suppliers. Our reliance on a small number of suppliers may result in product delays or price increases, and receipt of defective products from these suppliers could reduce product reliability and harm our reputation. We generally purchase raw materials, components and products using purchase orders and have no guaranteed supply arrangements with the suppliers; however, we use some components that are not common to the rest of the personal computer and consumer electronics industries, and a number of our products utilize custom components. Some key components and raw materials, including certain toners and electronic chips, may be obtained only from a single supplier or a limited group of suppliers, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations.

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

We rely significantly on independent distributors and resellers to market and distribute our products. We do not control our distributors and resellers, and they are not obligated to buy our products and could also represent other lines of products. We need to carefully monitor the scope and development of our indirect sales channels and create appropriate pricing, sales force compensation and other distribution parameters to maintain on-going sales and to expand distribution channels, or our revenues and/or profits may be reduced. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining existing relationships and further establishing and expanding relationships with new distributors and resellers. It is possible that we will not be able to successfully expand our distribution channels, secure business with additional distributors and resellers on commercially reasonable terms or at all, or otherwise adequately continue to develop and maintain our existing distribution relationships. Additionally, as we attempt to attract and penetrate additional distributors and resellers, we may need to increase corporate branding and marketing activities, which could increase our operating expenses, and even if we invest resources in these types of expansion, our overall revenues may not correspondingly increase. Accordingly, these efforts, if not sufficiently effective, may actually reduce our profits.

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

To Index

We are dependent on commercial delivery services for delivery of raw materials and finished goods as well as delivery of our products to customers.

We generally ship our products in from our suppliers and to our customers by common carrier, including, but not limited to Concordia, DHL, FedEx, United Parcel Service, Lehman and Kesco. If we are unable to pass on to our customers future increases in the costs of our commercial delivery services, our profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

Our business is dependent on the continued growth of color printing as we derive revenues from a single group of similar and related products.

Our revenues are derived primarily from a single group of similar and related products, supplies for color printers, and a decline in demand or prices for these products or services could substantially adversely affect our operating results. We currently derive the majority of our revenues from the sale of solid ink sticks and toner cartridges for color business printers. We expect these products to continue to account for the majority of our revenues in the future. As a result, factors adversely affecting the pricing of or demand for such products, including difficult economic conditions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition.

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

Our customer base is relatively concentrated. In our 2010 and 2009 fiscal years, three customers accounted for approximately 42% and two customers accounted for approximately 32%, respectively, of our entire net revenues. For the foreseeable future, we expect to continue to have a relatively highly concentrated customer base, and the loss of a significant customer would substantially reduce our revenues. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or delay or cancel orders, we may not be able to replace the business. Any changing, rescheduling or canceling orders by these customers may result in a significant decline in our revenues and profitability. Major customers may also seek and on occasion receive pricing, payment terms or other conditions that are less favorable to us. In addition, certain customers may form strategic alliances or collaborative efforts that could result in additional complexities in managing individual customer relationships and transactions. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our product warranty and related expenses associated with the program could harm our revenues, substantially increase our costs, and cause volatility in our results of operations.

Our warranty provides in most cases, broader and more complete coverage than that provided by the original equipment printer manufacturer. Our warranty program exposes us to substantial costs that could harm our revenues, profit margins, and cause substantial volatility in our results of operations. We provide warranties for our products as to suitability for use in the intended printer models and that our products are free of defects that could cause damage to these printers. Costs covered include customary charges for the repair or replacement of the printer with an equivalent new or refurbished printer, at our sole discretion.

To Index

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

We have been subject to financial and other covenants in our current and former credit facilities. Our current financial covenants include monitoring a ratio of debt to tangible net worth and an ebitda or a fixed charge coverage ratio, as defined in the loan agreements. Over the past year we have been out of compliance with certain financial covenants, which in each instance, was waived by our lenders. Our ability to meet our financial and other covenants can be affected by economic, market, and competitive events beyond our control.  Although we believe based on our current projections that we will be in compliance with our covenants as amended, we can provide no assurance that we will be in compliance in the future. Nor can we provide any assurance that should we again be out of compliance with our covenants that our lenders will provide future waivers.

We may seek to raise capital in the future to fund expansion plans, our ability to do so may be limited, and our failure to raise capital when needed could prevent us from growing.

We expect to make continued investment in product development, and sales and marketing, and develop our manufacturing operations in an effort to grow our business and improve profitability. We may find that our expansion plans are more costly than we currently anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses.

Our ability to generate sufficient cash flow from operations to fund our operations and product development, including the payment of cash consideration in any potential acquisitions, and the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot provide assurance that our business will generate sufficient cash flow from operations, or that we will be able

To Index

to sell assets or raise equity or debt financings when needed or on desirable terms. An inability to fund our operations or fulfill outstanding obligations, whether as a result of an inability to generate sufficient cash flow from operations or otherwise, could cause us to delay or postpone our expansion plans, which would have a material adverse effect on our business, financial condition and results of operations.  Therefore, we may need to seek additional equity or debt financing. The sale of additional equity securities or debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. If adequate funds are not available or are not available on acceptable terms, this would significantly limit our ability to support our expansion, take advantage of unanticipated opportunities such as acquisitions of businesses or technologies, develop or enhance products, or respond to competitive pressures.

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

Our international operations exposes us to currency risks.

Net revenue outside the U.S. accounted for approximately 27% of our consolidated net revenue in fiscal 2010. These non-U.S. sales are primarily concentrated in Western Europe and are expected to grow at a rate faster than our U.S. business.

Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws. The impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business may significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an unexpected adverse impact on our international revenue. If the value of the U.S. dollar relative to the European currencies were to significantly increase, it could have an unexpected adverse impact on our revenues, profits and other operating results. General economic and political conditions in these foreign markets may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

Local laws in effect or that may be enacted in foreign jurisdictions may afford less protection to holders of our securities than those in effect in the United States.

We presently have four non-U.S. subsidiaries, Media Sciences U.K. Limited, Media Sciences Trading Ltd. (a Bermudan entity), Media Sciences (Dongguan) Company Limited (a Peoples Republic of China entity), SAMC Funding I Limited (a Cayman Islands entity) and Media Sciences Hong Kong Co. Ltd. (a Hong Kong entity). These foreign subsidiaries are organized under the laws of their respective jurisdictions. Thus, holders of our securities should not conclude that assets and interests held by such foreign subsidiaries are subject to the same protections afforded similar entities incorporated in a United States jurisdiction.

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

To Index

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

To Index

Existing and future claims of intellectual property infringement against us could seriously harm our business.

We are subject to legal proceedings and claims that our products infringe certain patent or other intellectual property rights, and the loss of any such lawsuit could have a material adverse affect on our business of supplying color printer consumables. It is possible that third parties, including competitors, technology partners, and other technology companies, could claim that our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. These types of claims, with or without merit, can cause costly litigation that absorbs significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims, with or without merit, could also cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements, and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. Further, if we are successful in challenging the validity of third party patents or other intellectual property, we may make it easier for other competitors to enter the market.

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

We may not be able to hire and retain qualified employees and key executive and management personnel to manage and execute our business plan.

Our success depends, in large part, upon the services of a number of key employees. Other than our founder and Chief Executive Officer, Michael W. Levin, with whom we have had written employment agreements and for whom we maintain a key-person life insurance policy, our executive officers and key employees are at-will employees.  There is competition for these types of employees and it is possible that we will not be able to retain our key

To Index

employees and that we will not be successful in attracting, assimilating and retaining qualified candidates in the future.

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

To Index

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

In addition, acquisitions also expose us to the risk of claims by terminated employees, stockholders of the acquired companies or other third parties related to the transaction. If we undertake future acquisitions, we may expend cash resources, issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future amortization expense.  Any of these events could have a material adverse effect on our business, operating results and financial condition. In a number of our prior acquisitions, we have agreed to make future payments, or earn-outs, based on the performance of the businesses we acquired. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business of certain specified bookings, revenue, product proliferation, and product development or employee retention goals during a specified period following completion of the applicable acquisition.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our financial condition and results of operations.

Generally Accepted Accounting Principles require purchased goodwill be periodically reviewed for impairment at least annually. Impairment could be caused by internal factors as well as external factors beyond our control. It has further been determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. In the quarter ended June 30, 2005, we took an asset impairment charge of $0.9 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $3.6 million at June 30, 2010, so if we are required to take such additional impairment charges, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

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

To Index

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

As a U.S. based multinational company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future tax rates could be affected by changes in the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States statutory tax rate;
•	An increase in expenses not deductible for tax purposes, including certain stock compensation, write-offs of acquired in-process research and development and impairment of goodwill;
•	Changes in the valuation and/or assessment of the realization of our deferred tax assets and liabilities;
•	Changes in tax laws or the interpretation of such tax laws; or
•	New accounting standards or interpretations of such standards.

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

To Index

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

If we fail to maintain an effective internal control over financial reporting, if our management does not timely assess the adequacy of such internal controls, we could be subject to regulatory sanctions and the public’s perception of our company may decline and the trading price of our stock could drop significantly. Ongoing compliance with these requirements is complex, costly and time-consuming. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only limited assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

RISKS OF OWNING OUR COMMON STOCK

Our stock price has been volatile, and you could lose the value of your investment.

Our stock price has been volatile and has fluctuated significantly in the past and your investment in our stock could lose some or all of its value. For example, during the past twelve months ended June 30, 2010, the sales price of our common stock has fluctuated from a high of $0.83 per share to a low of $0.25 per share. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to the following:

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

To Index

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

Our common stock is quoted on the Pink Sheets, which may limit the ability of our stockholders to resell their common stock in the secondary market.

Since July 22, 2010, our common stock has been quoted on an electronic quotation system operated by Pink OTC Markets, and is subject to the Securities and Exchange Commission’s ‘‘penny stock rules,’’ which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and ‘‘accredited investors.’’ Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of stockholders to sell their common stock in the secondary market.  Securities quoted on the Pink Sheets generally have significantly less liquidity than securities traded on a national securities exchange, including lower trading volumes, delays in the timing of transactions, reduced securities analyst and news coverage, and lower market prices than might otherwise be obtained. Stockholders may find it difficult to resell their shares at prices quoted on the Pink Sheets or at all. Additionally, our common stock may be more adversely affected by changes in general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Further, we cannot ensure that market makers will make a market in our common stock or that trading of its common stock will continue on the Pink Sheets.

Our common stock not being traded on a national securities exchange could have other adverse effects, including limitations on our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing it needs in the future, and the loss of confidence in our company by current or prospective employees, customers, suppliers and others with whom we have or may seek to initiate business relationships.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

To Index

ITEM 2.          PROPERTIES

We maintain our executive offices in Oakland, New Jersey, pursuant to a lease expiring on January 31, 2015.   We occupy approximately 41,800 square feet, including warehousing and manufacturing.

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

Location	Approximate Square Feet	Approximate Annual Rent	Use	Lease Expiration Date
8 Allerman Road Oakland, NJ 07436	41,800	$250,000	Executive Offices, Warehouse, and Manufacturing Facility	January 31, 2015

40 Boroline Road Allendale, NJ 07401	15,400	$209,000	Former offices, now being sublet.	May 31, 2011

Suite 10 East Devon Business Centre Heathpark Way Honiton, Devon, EX14 1SF United Kingdom	216	$ 9,000	Office	Month-to-month

Room F7 Worth Corner Pound Hill Crawley, West Sussex RH10 7SL United Kingdom	195	$ 5,000	Office	Month-to-month

ITEM 3.          LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of its business. Based on information currently available to management,  other than the action described below the Company does not believe that the outcome of any legal proceedings in which the Company is involved will have a material adverse impact on the Company.

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly.  The suit seeks unspecified damages and fees.  In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question.  The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees.  On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company.  Pre-trial discovery on the infringement action was completed in September 2007.  Pre-trial discovery on the Company’s antitrust action was completed in July 2008.  In March 2009 the court dismissed, without prejudice, the Company’s antitrust claims relating to Xerox’s loyalty rebate programs.  In the ruling, the court relied on a 2001 Settlement Agreement between the parties resulting from a different matter, and found that before such claims are pursued, the Company must submit to arbitration.  In September 2009, the court dismissed the Company’s remaining antitrust claims not relating to Xerox’s loyalty

To Index

rebate programs.  In March 2010 the court issued a ruling on a Markman hearing held in November 2008.   The Company believes the ruling to be highly favorable.  In July 2010 the Company filed a motion for summary judgment in its favor based on the grounds that the ink sticks sold by the Company do not infringe the claims asserted by Xerox, as they were construed by the Court.  Should these matters not be decided on summary judgment, the patent infringement claims remaining before the court are not likely to be heard at trial before mid 2011.  The loss of all or a part of the patent infringement claims could have a material adverse affect on our results of operations and financial position.  The Company believes that its inks do not infringe any valid U.S. patents and that it therefore has meritorious grounds for success in this case.  The Company intends to vigorously defend these allegations of infringement.  There can be no assurance, however, that the Company will be successful in its defense of this action and in its counterclaims.  Proceeds of this suit, if any, will be recorded in the period when received.

ITEM 4.          (REMOVED AND RESERVED)

To Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the Pink OTC Markets Inc. under the symbol “MSII”.  During our past two fiscal years and through July 21, 2010, our common stock was listed on the NASDAQ stock exchange under the symbol “MSII”.  On July 20, 2010, we received notification from the Nasdaq Hearings Panel that the panel has determined to delist our shares from The Nasdaq Stock Market and to suspend trading of our common stock effective at the open of market on July22, 2010.  The panel’s determination was made in connection with a bid price deficiency.  We are informed that the Nasdaq Stock Market will complete the delisting by filing a Form 25-NSE Notification of Delisting with the Securities Exchange Commission after all applicable appeal periods have lapsed.

The following table sets forth, for the periods indicated, the high and low closing sale prices for a share of our common stock, as reported by NASDAQ.

Fiscal Year	Quarter Ended	High	Low
2009	September 30, 2008	$2.29	$1.46
	December 31, 2008	$1.65	$0.31
	March 31, 2009	$0.50	$0.15
	June 30, 2009	$0.58	$0.29
2010	September 30, 2009	$0.65	$0.33
	December 31, 2009	$0.60	$0.35
	March 31, 2010	$0.55	$0.34
	June 30, 2010	$0.70	$0.29

Holders

On September 15, 2010, there were 290 stockholders of record of shares of our common stock.  We estimate that approximately 926 persons held shares in “street name” as of such date.

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

EXECUTIVE SUMMARY

Fiscal 2010 was a very transformative year.  Although we continued to report a net operating loss it was less than the previous year and sales remained relatively flat.  We continued the right-sizing initiatives we started during fiscal 2009.  As a result and along with the modest increase in our sales, we were able to remove the 10% wage concessions we had previously asked of our employees by the end of the fiscal year.  Our inventory management initiative continued to realize inventory reductions as we further reduced our inventory in excess of $900,000.  Although our product warranty costs continued to increase; we were pleased that the rate of warranty expense continued to decline at the end of the fiscal year as a result of the efforts of our research and development group.  Our net results however were adversely impacted when we concluded that there was a need to establish a valuation allowance on Federal deferred tax assets in excess of $1.9 million.

The most important event during fiscal 2010 was the signing of our asset purchase agreement with Master Ink Co. Ltd. (“Master Ink”) in April 2010, which we expect to close in the second quarter of fiscal 2011.  Although we ceased developing our own facility in China in fiscal 2009 we maintained a strategic goal of establishing a presence there as soon as possible.  This acquisition will allow us to reduce costs associated with our products as well as reduce transportation and provide better inventory management.  We have already begun working with Master Ink to make sure that when this transaction closes we will be able to transition our supply channel to them without interruption.

RESULTS OF OPERATIONS

Net Revenues

In fiscal 2010, consolidated net revenues increased by $224,000, or 1%, to $21,942,000.  Fiscal 2010 sales of color toner cartridges increased by about 6.6% over fiscal 2009 while sales of solid inks contracted by about 5.9%.   Overall, our net revenue growth in fiscal 2010 was driven primarily by sales from new products introduced over the year, and to a lesser extent, an increase in market share for some of our existing products, and continued growth of the installed base of color business printers for which we manufacture products.   The currency impact on net sales was de minimis for fiscal 2010.  We ended the 2010 fiscal year with an order backlog of $516,000 versus $241,000 at June 30, 2009.

In fiscal 2009, consolidated net revenues decreased by $2,520,000 or 10%, to $21,718,000 from $24,238,000 in fiscal 2008.  Sales of color toner cartridges increased by approximately 2% over fiscal 2008 while sales of solid inks contracted by approximately 11%.  Revenues associated with initial placements of printers under our discontinued INKlusive program decreased by approximately 71% year-over-year, as we focused on our core consumable business.  The most significant drivers of the 10% decrease in net revenues were an increase in the year-over-year level of customer rebates and the effect of European currency devaluation against the US dollar.

To Index

Cost of Goods Sold

Cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight –

In fiscal 2010, our cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight costs, increased by $323,000, or 3%, to $10,486,000 (48% of net revenues) from $10,163,000 (47% of revenues) in the prior fiscal year ended June 30, 2009.  This change was attributable to continued shifts in our product sales mix from solid ink products to a greater proportion of toner-based products, which typically carry lower gross margins and an increase in cost of inbound freight.

In fiscal 2009, our cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight costs, decreased by $996,000, or 9%, to $10,163,000 (47% of net revenues) from $11,159,000 (46% of net revenues) in the prior fiscal year ended June 30 2008.  Aside from the year-over-year effects of rebates and currency devaluation on the percentage of net revenues, we realized about $650,000 or 280 basis points of margin improvement driven by our cost reduction efforts through the year.  These cost reduction efforts were particularly noticeable in our: (1) direct labor costs; (2) plant expenses; and (3) realized reductions in our inbound freight costs.  Despite the continued trend toward a sales mix more weighted toward toner-based products, which typically carry lower margins than solid ink products, sales mix only had a nominal effect on costs of goods margins due to a substantially lower volume of INKlusive printer placements in 2008.

Depreciation and amortization – Depreciation and amortization associated with our manufacturing decreased by $153,000, or 28%, in fiscal 2010 over fiscal 2009.  These same costs decreased by $31,000, or 6%, in fiscal 2009 over fiscal 2008.  These year-over-year changes are primarily driven by retirements or additions to our installed base of tool and die assets.  These tool and die assets, which are used to manufacture toner cartridges, are amortized over an average estimated useful life of three years.  During the year ended June 30, 2010, we invested $443,000 in various property and equipment that will be depreciated and amortized over useful lives of three to seven years.  During the preceding year ended June 30, 2009, we invested $948,000 in similar assets having comparable useful lives.  Most of these capital expenditures were associated with our manufacturing operations.  The depreciation and amortization generated by these manufacturing assets is classified as a component of cost of goods sold.  Depreciation and amortization related to assets employed in our research and development activities is classified as a component of research and development expense.  All other depreciation and amortization is classified as a component of selling, general and administrative expense.

Product warranty – In fiscal 2010, product warranty costs increased by $331,000, or 21%, to $1,893,000 (9% of net revenues) from $1,562,000 (7% of net revenues) in fiscal 2009.  The year-over-year increase in our warranty expense is related to one of our products where a latent issue was determined to have been caused by a change in manufacturing processes by one of our vendors.  We believe the issue is now resolved and have experienced a decrease in monthly warranty costs as a result of the investments we made in production processes and testing during the preceding year.

Shipping and freight – Outbound shipping and freight remained relatively constant at $570,000 (3% of sales) in fiscal 2010 over fiscal 2009.

Gross Profit. Fiscal 2010 consolidated gross profit decreased by $287,000, or 3%, to $8,608,000 from $8,895,000 in fiscal 2009.  In fiscal 2010, our gross margin was 39% of net revenues as compared with 41% of net revenues in fiscal 2009.     Our gross margins were also affected by year-over-year increases in our warranty costs, and production product mix offset by a decrease in depreciation as more fully discussed above.

Research and Development.  In fiscal 2010, research and development remained relatively flat at $1,325,000 compared to $1,359,000 in fiscal 2009, a decline of $34,000.

To Index

Selling, General and Administrative.  In fiscal 2010, selling, general and administrative expense, exclusive of depreciation and amortization, decreased by $711,000, or 8%, over fiscal 2009.  This decrease was primarily driven by our cessation of our start up activities in China and a reduction in compensation as a result of reductions imposed in the 2009 fiscal year.  These were offset by small increases in travel and acquisition costs associated with our purchase of the Master Ink business as previously described.  Realized foreign exchange losses increased by $42,000 to $252,000 during the fiscal year ended June 2010.

In fiscal 2009, selling, general and administrative expense, exclusive of depreciation and amortization, decreased by $2,752,000, or 23%, over fiscal 2008.  This decrease was driven by broad based efforts to reduce our operating costs in particular lower compensation and benefits, legal and professional, advertising and travel and entertainment costs.  In addition 2009 selling, general and administrative expenses exclusive of depreciation and amortization included several significant expenses there were unusual or of non-recurring nature.  These included: $891,000 of costs associated with the start-up activities for our operations in China which have been ceased and $436,000 of litigation costs.

Depreciation and Amortization.  In fiscal 2010, non-manufacturing and non-research and development depreciation and amortization expense decreased by $131,000, or 37%, over fiscal 2009.  This decrease is attributed to efforts by the Company to reduce its capital expenditures.  In fiscal 2009, non-manufacturing and non-research and development depreciation and amortization expense decreased by $15,000, or 4%, over fiscal 2008.

Interest Expense, net.  In fiscal 2010, we had net interest expense of $498,000, inclusive of $146,000 of non-cash debt discount amortization, versus net interest expense of $355,000 in fiscal 2009.  The year-over-year increase in net interest expense is due to increases in our level of borrowing and a higher interest rate on our revolver as well as a full year of debt amortization associated with $1,250,000 convertible debt issuance completed in our fiscal 2009 year.

Income Taxes.  For the year ended June 30, 2010, we recorded a provision for income taxes of $1,936,000 associated with the establishment of a valuation allowance for our previously recorded deferred tax assets as it was deemed more likely than not that our Federal net operating loss carry forwards and other future deductible temporary differences will not be realized.  This resulted in deferred tax liabilities which had previously been offset against the deferred tax assets to be recorded as a long term liability on our balance sheet.  For the year ended June 30, 2009, we recorded an income tax benefit of $176,000 as compared with an income tax benefit of $1,312,000 for the year ended June 30, 2008. This reflects the establishment of a valuation allowance in the amount of $532,000 for deferred tax assets previously recorded as it was deemed more likely than not that certain State net operating loss carry forwards and other future deductible temporary differences included in our deferred tax assets will not be realized.  Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities.

Net Loss.  For the year ended June 30, 2010, we lost $3,619,000 from operations or $0.30 per share basic and fully diluted, as compared to the year ended June 30, 2009, where we lost $1,675,000 from operations or $0.14 per share basic and fully diluted.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended June 30, 2010, our cash and cash equivalents decreased by $233,000 to $318,000.

We generated $671,000 of cash from operating activities for the year ended June 30, 2010 as compared to $401,000 in the year ended June 30, 2009.  The $671,000 of cash generated by operating activities for the year ended June 30, 2010 resulted from a $3,619,000 loss from operations, which included non-cash charges totaling $3,415,000, and $875,000 of cash provided primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities).  The most significant drivers behind the $875,000 increase in our non-cash working capital include:  inventory reductions, net of reserve changes in the amount of $973,000 and a decrease in accounts receivable of $664,000, achieved during fiscal 2010 offset by a $751,000 reduction in our trade obligations and other accrued expenses; and a $228,000 reduction in our deferred revenues, associated with our INKlusive program.  During the year ended June 30, 2010, our inventory levels decreased by $973,000.

To Index

We decreased our cash used in investing activities to $442,700 in the year ended June 30, 2010 compared to utilizing $855,000 of cash in the year ended June 30, 2009.  This cash was used primarily for the purchase of equipment, tooling and leasehold improvements.

During the year ended June 30, 2010, we utilized cash for financing activities of $425,000.  We repaid our bank line and capital lease obligations by $478,000 net during this period and saw our restricted cash decrease by $53,000.  During the year ended June 30, 2009 there was an increase in cash of $805,000 predominantly as a result of the issuance of subordinated convertible debt as described below and in increase in our bank line of net $155,000.  This was offset by payments on our capital lease obligation of $459,000 and an increase in our restricted cash of $140,901.  On September 24, 2008, we completed a $1,250,000 convertible debt financing with MicroCapital Fund, LP and MicroCapital Fund, Ltd. (collectively, “MicroCapital”).  We issued three year notes, bearing interest at 10% payable quarterly and convertible into shares of our common stock at $1.65 per share. We also issued to MicroCapital (a) five year warrants to purchase 387,787 shares of our common stock at $1.65 per share, and (b) three year warrants allowing MicroCapital to repeat its investment up to $1,250,000 on substantially the same terms and conditions.  The three year warrants were callable under certain criteria.  During March 2010, the terms of our financing with MicroCapital were modified by eliminating the convertibility of the notes, by cancelling the warrants, and issuing them 400,000 shares of common stock.

Our INKlusive program generated operating cash flow in advance of the income statement recognition associated with printer consumables being shipped and revenues being recognized over the two year term of our typical INKlusive supply agreement.  This advanced funding of the INKlusive contract consideration by a third-party leasing company resulted in up-front cash receipts and corresponding deferred revenue obligations.  As of June 30, 2010, deferred revenue associated with the program totaled $20,000.  As previously reported we made a decision to cancel this program effective April 1, 2009 and no new contracts were originated after that date.

In fiscal 2009, our cash and cash equivalents increased by $314,000 to $551,000.  $401,000 of this increase resulted from operating activities and $805,000 occurred as a result of financing activities.  These increases were partially offset by $855,000 of cash provided from investing activities, mostly from the purchase of equipment, tooling and leasehold improvements.

We have a revolving credit facility with Sovereign Bank.  As amended through September 27, 2010, the advance limit under the line of credit is the lesser of: (a) $4,000,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $1, 000,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line.  The line of credit is collateralized by a first priority security interest in substantially all of our U.S. based assets and our foreign receivables and requires payments of interest only through the facilities three year term.  As amended, the interest rate on the term note and the one of credit varies based on the bank’s prime rate and is equal to the greater of the bank’s prime rate plus 4% or 8%. At June 30, 2010 the applicable interest rate, prior to amendment, on amounts drawn under the term note and the line of credit was 7.25%.  The credit facility expires on October 1, 2011.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, we entered into a non-amortizing term note with the bank in the amount of $1,500,000, due October 1, 2011, as amended.  At June 30, 2010, this note had a principal balance of $1,500,000.  As of June 30, 2010, we had an outstanding balance of $840,863 under the revolving line and approximately $999,000 of undrawn availability under the credit line.  At June 30, 2009, we had outstanding with the bank the $1,500,000 term note and had an outstanding balance of $1,249,132 drawn under our revolving credit line, with about $1,005,000 of undrawn availability.

Our current and former credit facilities are and have been subject to financial covenants.  Current financial covenants include monitoring a ratio of debt to tangible net worth, an ebitda, as defined, covenant for the three months ended September 30, 2010 and a fixed charge coverage ratio, as defined in the loan agreements.  As of June 30, 2010, the bank waived the non-compliance of our ebitda covenant by a recent amendment and amended the specific terms of certain covenants going forward such that based on our current projections we expect to be in compliance through October 1, 2011.  We were in compliance with all of our financial covenants at June 30, 2009.  As a result of a cross default and collateralization provision associated with our former debt facility, the Company

To Index

agreed to refinance certain operating leases held by an affiliate of the former bank.  Under terms of a separate waiver and amendment with this leasing affiliate, we received an extension of time to refinance or payoff the lease obligation until September 30, 2009.  Under the terms of this amendment, we agreed to make six lease payments of $39,668 per month, plus accrued interest at prime plus 2.5% per annum, between March 2009 and September 2009.   At June 30, 2009, the remaining obligation under the agreement was $69,815.  This obligation was fully satisfied in August 2009, when we obtained title to the leased equipment.

SOME SIGNIFICANT FACTORS AFFECTING FUTURE LIQUIDITY

Litigation costs.  Our liquidity could be significantly affected by future legal fees and other costs associated with our continuing litigation with Xerox.  Although the litigation with Xerox is not expected to be tried until the middle of 2011, the actual timing and magnitude of costs associated with this litigation are uncertain.  For more information regarding our litigation see Note 5 to the Consolidated Financial Statements.

FUTURE FINANCING REQUIREMENTS

Management believes that cash on hand, cash available under its borrowing commitments and expected cash generated from operating activities will be sufficient to meet the Company’s obligations and fund its day-to-day operations for the next 12 months.  In the future, our operations may require additional funds and we may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means.  We cannot provide assurance that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet our business needs.  If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.  If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict our ability to operate our business.  An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations.

CAPITAL EXPENDITURES

We plan on various capital expenditures over the next twelve months of approximately $450,000.  These capital expenditures include toner cartridge tool and die development, evaluation printers, various quality assurance and development instruments, various leasehold improvements, equipment, and upgrades to our information technology systems.  In addition, we plan to acquire certain manufacturing equipment to scale our manufacturing capability and/or increase productivity.  We plan to finance these expenditures from one or more of the following: existing cash, cash generated by operations, use of operating leases, debt financing.

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

Based on declining INKlusive sales volume, we made the decision to discontinue the program effective April 1, 2009.  Although no new INKlusive contracts were originated after April 1, 2009, remaining commitments under existing INKlusive supply obligations continue to be honored.  The INKlusive program was a multi-element program.  We recognize revenue under this program in accordance with the provisions of ASC Topic 605.  Under those provisions, revenue is recognized for the printer upon shipment to the customers, while revenue for the supplies and services associated with the program are recognized equally over the contract term in proportion to product shipments.

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

To Index

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

Contingencies and Litigation
We are named from time to time as a party to various legal proceedings (See Item 3 Legal Proceedings).  While we currently believe the ultimate outcome of these proceedings, based on their merit, will not have a material adverse effect on our financial position, the results of complex legal proceedings are difficult to predict.

Income Taxes
We account for income taxes in accordance with Accounting Standards Codification No.740, “Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.  In projecting future taxable income, for the purpose of evaluating the need for a valuation allowance associated with its deferred tax assets, we consider all evidence, both positive and negative; whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As a result, a valuation allowance has been recorded against all of the deferred tax assets.

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
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  As a result of the implementation of ASC 740, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  We reevaluate these uncertain tax positions on a quarterly basis.  This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company has released its reserves for uncertain tax positions.  The reserves are no longer required as the future tax benefits were effectively written-off with the recording of the valuation allowance noted above.

See Note 7, “Income Taxes” to the Consolidated Financial Statements for a detailed description.

Goodwill and Impairment
The excess of the purchase consideration over the fair value of the net assets of acquired businesses is considered to be goodwill.  Under authoritative guidance, purchased goodwill is not amortized, but rather, periodically reviewed for impairment.  We have remaining net goodwill and net acquired intangible assets of approximately $3.58 million at June 30, 2010 and 2009.  This goodwill resulted from the acquisition of substantially all of the assets of ultraHue, Inc. in 1999.  We test goodwill for impairment at the reporting unit level.  We have determined that we have only one reporting unit.

We review goodwill annually at our fiscal year-end and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Under authoritative guidance we are required to follow the  two-step impairment test of goodwill.  In the first step, we compare the fair value of our reporting unit to its carrying value.  We determine the fair value of our reporting unit based on an income approach using a discounted cash flow methodology.  This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, determination of our weighted average cost of capital for purposes of establishing a discount rate, and relevant market data.  If the fair

To Index

value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of impairment testing in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds it implied fair value then we record an impairment loss equal to the difference.  Based on our valuation results, we determined that the fair value of our reporting unit ranged from 110% to 144% of its carrying value based on a range of discounted cash flow assumptions, which are discussed in detail below.  Therefore, management determined that no goodwill impairment charge was required as of June 30, 2010.

Market capitalization is a relevant and objective, but not conclusive, indicator of the Company’s fair value considered in our evaluation of goodwill impairment.  During its fiscal 2010 year, the Company’s closing stock price fluctuated from a low of $0.25 to a high of $0.83.  As directed by authoritative guidance, we evaluated the trading activity in the Company’s common stock, including bid-ask spreads and the significant decline in trading volumes.  Based on this evaluation, we concluded that it would not be appropriate to place reliance on the stock prices we observed as being representative of the Company’s fair value.  In particular, we noted that the volume had significantly decreased to the point where trading did not take place on a daily basis and transactions may not be orderly.  Accordingly, at this measurement date we placed reliance on a projected discounted cash flow method.

Our discounted cash flow projections were based on a five-year financial forecast.  The five-year forecast was based on annual financial forecasts developed internally by management for use in managing our business.  The significant assumptions of these five-year forecasts which were used in determining fair value of our single reporting unit included:

•	Forecasted fiscal 2011 revenue growth based on current operating conditions and assumptions and 5 percent thereafter;
•	Gross margins of 41%, which reflects our current margin adjusted for a decrease in ongoing warranty costs;
•	Euro and British pound exchange rates to the US dollar remain materially similar to levels prevailing during the period of testing;
•	Terminal value of 6-9 times cash flows, inclusive of an estimated control premium; and
•	Future cash flows were discounted to present value using an end-of-year convention and a discount rate of 14%, based on the Company’s calculated weighted-average cost of capital.

We believe these estimated assumptions are appropriate for our circumstances, in-line with or below our historical results and consistent with our forecasted long-term business model.  These assumptions also have considered the current economic environment.  However, due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future.  Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value.  Accordingly, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing for the year ended June 30, 2010 will prove to be accurate predictions of the future.

If our estimates and assumptions are not materially achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing at the end of fiscal 2011 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.  If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our financial condition and results of operations.

To Index

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Accounting

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method.  This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement.  This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010.  We do not expect adoption of this ASU to have a material impact on our financial position or the results of our operations.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718).  This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  We are currently evaluating the impact of the implementation of this guidance on our financial position, results of operations and cash flows.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates.  We do not hedge our foreign currency exposures.  We had no forward foreign exchange contracts outstanding as of June 30, 2010.  In the future we may hedge these exposures based on our assessment of their significance.

To Index

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, the British pound, the Japanese yen, and the Chinese yuan.  At June 30, 2010, about 38% of our receivables were invoiced in foreign currencies.  We were exposed to currency exchange risk from euro and British pound-denominated sales.  For these transactions we expect to be a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

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

Interest Rate Risk

At June 30, 2010, we had approximately $2,341,000 of debt outstanding under our line of credit.  Interest expense under this line of credit is variable, based on its lender’s prime rate.  Accordingly, we are subject to interest rate risk in the form of greater interest expense in the event of rising interest rates.  We estimate that a 10% increase in interest rates, based on our present level of borrowings, would result in the incurring about $17,000 pretax (about $11,000 after tax) of greater interest expense.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To Index

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheet of Media Sciences International, Inc. and Subsidiaries as of June 30, 2010, and the related consolidated statement of operations, shareholders’ equity and comprehensive loss and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Sciences International, Inc. and Subsidiaries as of June 30, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

September 27, 2010
New York, New York

To Index

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheet of Media Sciences International, Inc. and Subsidiaries as of June 30, 2009, and the related consolidated statement of operations, shareholders’ equity and comprehensive loss and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Sciences International, Inc. and Subsidiaries as of June 30, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Amper, Politziner & Mattia, LLP

September 24, 2009
New York, New York

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
ASSETS	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$317,611	$550,602
Accounts receivable, net	2,674,918	3,427,550
Inventories, net	5,476,041	6,392,441
Taxes receivable	50,506	20,257
Deferred tax assets	–	830,447
Prepaid expenses and other current assets	244,841	541,153
Total Current Assets	8,763,917	11,762,450

PROPERTY AND EQUIPMENT, NET	1,852,131	2,096,986

OTHER ASSETS:
Goodwill and other intangible assets, net	3,584,231	3,584,231
Deferred tax assets	–	279,486
Other assets	85,984	75,159
Total Other Assets	3,670,215	3,938,876

TOTAL ASSETS	$14,286,263	$17,798,312

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,201,154	1,128,187
Accrued compensation and benefits	555,136	690,948
Other accrued expenses and current liabilities	443,641	1,151,325
Short-term capital lease obligation	–	69,815
Accrued product warranty costs	432,548	436,578
Deferred rent liability	28,493	63,863
Deferred revenue	20,097	209,079
Total Current Liabilities	2,681,069	3,749,795

OTHER LIABILITIES:
Long-term debt, less current maturities	2,340,863	2,749,132
Deferred rent liability	29,517	58,010
10% subordinated debt, net of discount of $255,376 in 2010 and $401,830 in 2009	994,624	848,170
Deferred revenue, less current portion	–	38,708
Deferred tax liabilities	904,922	–
Total Other Liabilities	4,269,926	3,694,020

TOTAL LIABILITIES	6,950,995	7,443,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value
Authorized 5,000,000 shares; none issued	–	–
Common Stock, $.001 par value 25,000,000 shares authorized;
issued and outstanding, respectively, 13,292,374 and 12,699,914 shares in 2010 and 12,397,757 and 11,771,966 shares in 2009	12,700	11,772
Additional paid-in capital	13,277,405	13,000,680
Accumulated other comprehensive income	1,402	216
Accumulated deficit	(5,956,239)	(2,658,171)
Total Shareholders' Equity	7,335,268	10,354,497

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,286,263	$17,798,312

See accompanying notes to consolidated financial statements

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2010	2009

NET REVENUES	$21,941,931		$21,718,141

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, and shipping and freight	10,485,797		10,162,977
Depreciation and amortization	384,896		537,471
Product warranty	1,893,161		1,561,785
Shipping and freight	570,100		561,018
Total cost of goods sold	13,333,954		12,823,251

GROSS PROFIT	8,607,977		8,894,890

OTHER COSTS AND EXPENSES:
Research and development	1,324,616		1,359,270
Selling, general and administrative, excluding depreciation and amortization	8,452,747		9,163,416
Depreciation and amortization	227,642		359,040
Impairment charge	–		1,009,088
Litigation settlement	–		(1,500,000)
Total other costs and expenses	10,005,005		10,390,814

LOSS FROM OPERATIONS	(1,397,028)		(1,495,924)

Other income	212,707		–
Interest expense	(351,730)		(273,169)
Interest income	145		3,039
Loss on change in fair value of warrant liabilities	(38)		–
Amortization of debt discount on convertible debt	(146,453)		(84,785)

LOSS BEFORE INCOME TAXES	(1,682,397)		(1,850,839)
(Provision) benefit for income taxes	(1,936,415)		175,566

NET LOSS	$(3,618,812)		$(1,675,273)

LOSS PER SHARE
Basic	$(0.30)	$	(0.14)
Diluted	$(0.30)	$	(0.14)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic and diluted	12,192,419		11,727,175

See accompanying notes to consolidated financial statements

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholder’s
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
BALANCES, JUNE 30, 2008	11,708,964	$11,709	$11,798,443	$29,167	(982,898)	$10,856,421

Components of comprehensive loss:
Net loss	–	–	–	–	(1,675,273)	(1,675,273)
Cumulative translation adjustment	–	–	–	(28,951)		(28,951)
Total comprehensive loss						(1,704,224)
Fair value of warrants and beneficial conversion discount on convertible note	–	–	422,660	–		422,660
Vested restricted stock units	63,002	63	(63)	–		–
Stock-based compensation	–	–	779,640	–		779,640

BALANCES, JUNE 30, 2009	11,771,966	$11,772	$13,000,680	$216	$(2,658,171)	$10,354,497

Cumulative effect of change in accounting principle – ASC Topic 815-10 adoption			(327,524)		320,744	(6,780)
Components of comprehensive loss:
Net loss	–	–	–	–	(3,618,812)	(3,618,812)
Cumulative translation adjustment	–	–	–	1,186		1,186
Total comprehensive loss						(3,617,626)
Issuance of common stock for warrant repurchase and modification of subordinated debt terms	400,000	400	6,418	–		6,818
Vested restricted stock units	527,948	528	(528)	–		–
Stock-based compensation	–	–	598,359	–		598,359

BALANCES, JUNE 30, 2010	12,699,914	$12,700	$13,277,405	$1,402	(5,956,239)	$7,335,268

See accompanying notes to consolidated financial statements

To Index

 MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,618,812)	$(1,675,273)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization	687,544	955,410
Stock-based compensation expense	587,665	777,014
Deferred income taxes	1,936,415	(141,308)
Impairment charge	–	1,009,088
Provision for inventory obsolescence	(45,475)	211,623
Provision (recovery) of allowance for returns and doubtful accounts	102,474	(78,839)
Amortization of debt discount on convertible debt	146,453	84,785
Loss on change in fair value of warrant liabilities	38	–
Changes in operating assets and liabilities :
Accounts receivable	663,746	(256,139)
Inventories	972,569	2,615,001
Current and long-term income taxes receivable/payable	(30,249)	37,419
Prepaid expenses and other assets	232,123	(65,811)
Accounts payable	72,298	(1,916,378)
Accrued compensation and benefits	(140,443)	(39,149)
Other accrued expenses and current liabilities	(682,434)	(651,867)
Deferred rent liability	(63,863)	(45,096)
Deferred revenue	(227,690)	(419,905)
Deferred taxes	78,441	–
Net cash provided by operating activities	670,800	400,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(442,688)	(948,242)
Proceeds from disposition of property and equipment	–	92,895
Net cash used in investing activities	(442,688)	(855,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	53,058	(140,901)
Bank line of credit proceeds (repayments)	(408,269)	154,923
Capital lease obligation repayments	(69,815)	(458,673)
Proceeds from issuance of subordinated convertible debt	–	1,250,000
Net cash provided (used) by financing activities	(425,026)	805,349
Effect of exchange rate changes on cash and cash equivalents	(36,077)	(36,546)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(232,991)	314,031

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	550,602	236,571

CASH AND CASH EQUIVALENTS, END OF YEAR	$317,611	$550,602

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$301,023	$239,473
Income taxes refunded	$(28,104)	$(91,764)
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease additions	$–	$528,488

See accompanying notes to consolidated financial statements

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation – The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the “Company” or “Media Sciences”) and have been prepared in United States dollars, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Unless otherwise indicated, references in the consolidated financial statements and these notes to 2010 and 2009 are to the Company’s fiscal years ended June 30, 2010 and 2009, respectively.

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

Cumulative Change in Accounting Policy – In June 2008, the FASB ratified EITF Issue No. 07-5 which provides that an entity should use a two-step approach to evaluate whether an equity-lined financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  Equity-lined instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in ASC Topic 815, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s stock.  EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

EITF 07-5 became effective for the Company in its fiscal year beginning July 1, 2009 and was applied to outstanding instruments as of that date.  The adoption of the pronouncement’s requirements can affect the accounting for warrants and many convertible instruments with provision that protect holders from a decline in the stock price (or “down-round” provisions).  Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.

Outstanding instruments evaluated included (a) the Company’s outstanding convertible debt at July 1, 2009 and (b) warrants issued concurrent with the convertible debt issuance.  With respect to the convertible debt element, based on guidance found in ASC Topic 815, we determined the economic characteristics and risks of the conversion element are clearly and closely related to and inseparable from the debt instrument.  Thus adoption of the pronouncement did not affect the accounting treatment of the Company’s convertible debt.  A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible debt is adjusted to reflect a down-round stock issuance that reduces the conversion price below the $1.22 fair value of the common stock on the issuance date of the convertible debt.

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

Upon adoption, a cumulative effect adjustment was recorded, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments.  The following table illustrates the changes to the Company’s consolidated balance sheet resulting from the implementation of EITF 07-5:

	Balance at June 30, 2009	Cumulative Effect Adjustment	Balance at July 1, 2009
Warrant liabilities	–	$6,780	$6,780
Additional paid-in capital	$13,000,680	$(327,524)	$12,673,156
Accumulated deficit	$(2,658,171)	$302,744	$(2,337,427)

The fair value of the warrants of $327,524 was included in additional paid-in capital on the issuance date of the warrants (September 24, 2008).  As a result of reclassifying these warrants from equity to liabilities, the cumulative effect of these adjustments on July 1, 2009 was a reduction of additional paid-in capital of $327,524 and a corresponding reduction of the Company’s accumulated deficit, less the $6,780 fair value of the warrant obligation recognized at July 1, 2009.  These warrant obligations were settled on March 30, 2010 in the transaction described further in Note 3.

Fair Value Measurements- The Company measures fair value in accordance with authoritative guidance for fair value measurements, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  The authoritative guidance defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Recurring Fair Value Estimates- The Company’s recurring fair value measurements at June 30, 2010 were as follows:

	Fair Value as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Increases (decreases) during the twelve months ended June 30, 2010
Liabilities:
Warrant obligations	–	–	–	–	($38)

These warrant obligations were settled on March 30, 2010 in the transaction described in Note 3 with the holders of the Company’s convertible debt.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation- The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Changes in our Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Increases (decreases)
Liabilities:
Balance as of July 1, 2009	$6,780
Increase in fair value of warrants	4,962
Balance as of December 31, 2009	$11,742
Decrease in fair value of warrants	(4,924)
Fair value of warrants reclassified to equity at March 30, 2010	(6,818)
Balance as of June 30, 2010	$–

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

(a)
Due to the low average daily trading volume of our common stock, we have discounted the common stock price in theBlack-Scholes valuation model to reflect the adverse impact on our share price which would result from a dramatic increase in the number of shares of our common stock outstanding upon the exercise of these warrants.

There are no assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments- The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt reasonably approximate their fair value due to the relatively short maturities of these instruments.  Long-term debt carrying values approximate their fair values at the balance sheet dates.  The fair value estimates presented herein were based on market or other information available to management.  The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Cash Equivalents – All highly-liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents.

Restricted Cash – At June 30, 2010 and 2009, $87,843 and $140,901, respectively, of bank deposits located in China were classified as restricted due to regulatory restrictions impacting the availability of the funds during legal dissolution of the legal entity.  This restricted cash is reflected in other current assets in the condensed consolidated balance sheets.

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

Impairment of Long-Lived Assets – The Company evaluates the carrying value of its long-lived assets with finite lives whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset.  No impairment adjustments to long-lived assets were made during the years ended June 30, 2010 or 2009.

Goodwill and Other Intangible Assets – The excess of the purchase consideration over the fair value of the net assets of acquired businesses is considered to be goodwill.  Under authoritative guidance, purchased goodwill is not amortized, but rather, periodically reviewed for impairment.  We have remaining net goodwill and net acquired intangible assets of approximately $3.58 million at June 30, 2010 and 2009.  This goodwill resulted from the acquisition of substantially all of the assets of ultraHue, Inc. in 1999.  We test goodwill for impairment at the reporting unit level.  We have determined that we have only one reporting unit.

We review goodwill annually at our fiscal yearend and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Under authoritative guidance we are required to follow the  two-step impairment test of goodwill.  In the first step, we compare the fair value of our reporting unit to its carrying value.  We determine the fair value of our reporting unit based on an income approach using a discounted cash flow methodology.  This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, determination of our weighted average cost of capital for purposes of establishing a discount rate, and relevant market data.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of impairment testing in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds it implied fair value then we record an impairment loss equal to the difference.  Based on our valuation results, management determined that no goodwill impairment charge was required as of June 30, 2010 and 2009.

If our estimates and assumptions are not materially achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing at the end of fiscal 2011 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.  If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our financial condition and results of operations.

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

Vendor Concentrations – In 2010 and 2009, one vendor represented 13% of the Company’s cost of goods sold.  No other vendor represented 10% or more of the Company’s costs of goods sold in 2010.

Major Customers – In 2010, three customers represented 19%, 12% and 10% of the Company’s net revenues and 12%, 14% and 12%, respectively, of accounts receivable at June 30, 2010.  In 2009, four customers collectively represented 55% of the Company’s net revenues and 47% of its accounts receivable at June 30, 2009.  Among this group, the largest two customers represented 18% and 14%, respectively, of the Company’s net revenues and 21% and 12% of accounts receivable at June 30, 2009.

Revenue Recognition – Revenue is recognized at the point of shipment and transfer of title for goods sold, provided collection is reasonably assured.  Net revenues include $24,000 and $17,000 of reimbursed shipping and freight expense for 2010 and 2009, respectively.  Provisions for rebates, product returns and discounts to customers are recognized as reductions in determining net revenues in the same period as the related revenues are recorded.  Any sales or other taxes collected from customers are not reflected in the consolidated statements of operations, but instead are reflected as current obligations in the consolidated balance sheets until disbursed to the respective taxing authority.

Under the INKlusive program, Media Sciences provided a customer with a business color printer or multifunction device, on-site service and a defined, regular shipment of supplies (ink or toner), all for the cost of just the supplies.  Media Sciences offered this program in conjunction with a financing company.  Media Sciences does not own or otherwise finance the cost of the printer, nor does Media Sciences guarantee the credit worthiness of the customer.  Under an agreement with the financing company, at the time of placement of the INKlusive printer, the Company was paid in full for the printer and the two years of supplies.  Consequently, the difference in timing between receipt of contract payment from the finance company and when the supplies are shipped gives rise to a deferred revenue liability on the Company’s balance sheet.  The Company amortizes this deferred revenue liability and recognizes revenue ratably over the contract term as the Company ships supplies to the customer.  At June 30, 2010 and 2009, the deferred revenue liability totaled $20,000 and $248,000, respectively.  The current and non-current components of the deferred revenue obligation are reflected in the consolidated balance sheets.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Based on declining INKlusive sales volume, we made the decision to discontinue the program effective April 1, 2009.  Although no new INKlusive contracts were originated after April 1, 2009, remaining commitments under existing INKlusive supply obligations continue to be honored.  The INKlusive program was a multi-element program.  The Company recognizes revenue under this program in accordance with the provisions ASC Topic 605.  Under those provisions, revenue was recognized for the printer upon shipment to the customers, while revenue for the supplies and services associated with the program are recognized equally over the contract term in proportion to product shipments.

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

Advertising Expense – Advertising expenses are deferred until the first use of the advertising.  Deferred advertising costs at June 30, 2010 and 2009 totaled approximately $24,000 and $0, respectively.  Advertising expense for 2010 and 2009 amounted to approximately $673,000 and $715,000, respectively.

Employee Benefit Plan – The Company maintains defined contribution plans for eligible employees, as defined.  The U.S. plan allows for employee contributions to be matched by the Company.  The U.K. plan is 100% Company funded.  The Company’s contributions for 2010 and 2009 were $47,000 and $40,000, respectively.

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

Accounting for Stock-Based Compensation Plans – The Company accounts for stock-based compensation using the provisions of ASC 718, “Compensation – Stock Compensation”, establishes accounting for stock-based awards exchanged for employee services.  Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

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

Recent Accounting Pronouncements

Fair Value Accounting

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method.  This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

past performance and be reasonable relative to all deliverables and payment terms in the arrangement.  This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010.  We do not expect adoption of this ASU to have a material impact on our financial position or the results of our operations.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718).  This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  We are currently evaluating the impact of the implementation of this guidance on our financial position, results of operations and cash flows.

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

The following table sets forth the computation of the basic and diluted earnings (loss) per common share:

	Year Ended June 30,
	2010	2009
Numerator for basic and diluted:
Net loss	$(3,618,812)	$(1,675,273)

Denominator :
For basic loss per common share - weighted average shares outstanding	12,192,419	11,727,175
Effect of dilutive securities - stock options, restricted stock units and warrants	–	–
For diluted loss per common share - weighted average shares outstanding adjusted for assumed exercises	12,192,419	11,727,175

Basic loss per share	$(0.30)	$(0.14)

Diluted loss per share	$(0.30)	$(0.14)

The following warrants and options to purchase common stock were excluded from the computation of diluted earnings per share for the years ended June 30, 2010 and 2009 as the Company was in a net loss position and all potential common shares derived from stock options would have had an anti-dilutive effect.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

	Year Ended June 30,
	2010	2009
Anti-dilutive warrants and options	769,471	825,774

NOTE 2 – FINANCIAL STATEMENT COMPONENTS:

CONSOLIDATED BALANCE SHEETS

		As of June 30,
		2010	2009
Accounts receivable, net
Accounts receivable, gross		$2,863,598	$3,513,756
Allowance for doubtful accounts		(20,000)	(50,000)
Allowance for returns		(168,680)	(36,206)
		$2,674,918	$3,427,550

Inventories, net of reserves
Raw materials		$1,578,321	$2,184,245
Finished goods		4,193,480	4,549,431
Less: reserves for obsolescence		(295,760)	(341,235)
		$5,476,041	$6,392,441

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$3,036,193	$2,801,027
Furniture and fixtures	7 years	578,672	578,672
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 – 10 years	921,157	895,909
Tooling and molds	3 years	3,018,087	2,908,778
Construction-in-progress (tooling and die)		370,196	297,230
		7,954,739	7,512,050
Less: Accumulated depreciation and amortization		6,102,608	5,415,064
		$1,852,131	$2,096,986

Goodwill and other intangible assets, net
Goodwill		$3,965,977	$3,965,977
Other	1-5 years	46,000	46,000
		4,011,977	4,011,977
Less: Accumulated amortization		427,746	427,746
		$3,584,231	$3,584,231

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT:

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

	Year Ended June 30,
	2010	2009
Short-term capital lease obligation	–	$69,815

Bank term notes	$1,500,000	$1,500,000
Bank line of credit	840,863	1, 249,132
Less: current maturities	–	–
Long-term debt	$2,340,863	$2,749,132
Total bank debt	$2,340,863	$2,818,947

On September 27, 2010, we amended our existing credit facility with Sovereign Bank to extend to October 1, 2011.  As amended, the advance limit under the line of credit is the lesser of: (a) $4,000,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $1,000,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line.  The line of credit is collateralized by a first priority security interest in substantially all of the Company’s U.S. based assets and its foreign receivables and requires payments of interest only through the facilities three year term.  As amended, the interest rate on the term note and the line of credit varies based on the bank’s prime rate and is equal to the greater of the bank’s prime rate plus 4% or 8%.  At June 30, 2010 the applicable interest rate on amounts drawn under the term note and the line of credit, prior to amendment was 7.25%.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties.  On February 12, 2008, the Company entered into a non-amortizing term note with the bank in the amount of $1,500,000, due October 1, 2011, as amended.  At June 30, 2010, this note had a principal balance of $1,500,000.  As of June 30, 2010, the Company had an outstanding balance of $840,863 under the revolving line and approximately $999,000 of undrawn availability under the credit line.  At June 30, 2009, the Company had outstanding with the bank the $1,500,000 term note and had an outstanding balance of $1,249,132 drawn under its revolving credit line, with about $1,005,000 of undrawn availability.

The Company’s current credit facilities are subject to financial covenants.  Current financial covenants include monitoring a ratio of debt to tangible net worth and an ebitda or a fixed charge coverage ratio, as defined in the loan agreements.  At June 30, 2009, the Company was in compliance with all of its financial covenants.  At June 30, 2010, the Company was not in compliance with its Fixed Charge Coverage Ratio covenant, which was waived by the Company’s bank via an amendment dated September 27, 2010.

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

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT (CONTINUED):

The various elements of the September 24, 2008 transaction were recorded on a relative fair value basis in accordance with authoritative guidance.  The $486,615 fair value of the warrants and the debt’s beneficial conversion feature was recorded to equity and as a debt discount to the value of the convertible note.  This discount is being amortized using the effective interest method over the three year term of the convertible note.  Amortization of debt discount on this convertible note payable amounted to $146,453 and $84,785, respectively, for the years ended June 30, 2010 and 2009, respectively.  The remaining unamortized discount was $255,376 at June 30, 2010.  In connection with this transaction, the Company also recognized a $63,955 increase in its deferred tax liabilities reflecting the non-deductible nature of future debt discount amortization that will result from the value of the beneficial conversion feature.

On March 30, 2010, the Company entered into agreements with MicroCapital, whereby certain terms and conditions of the 10% convertible notes issued on September 24, 2008, were modified and all of the warrants issued and contingently issuable to MicroCapital were repurchased and cancelled.  Modifications to the terms and conditions of the 10% convertible notes included elimination of convertibility of the notes and anti-dilution provisions.  At June 30, 2010, as a result of this transaction, the MicroCapital debt is now reflected as 10% subordinated unsecured debt.

Before the transaction, 2,272,726 shares of the Company’s common stock were issuable or contingently issuable.  In consideration of the modifications of the loans and the repurchases of the warrants, 400,000 shares of the Company’s common stock were issued.  On April 20, 2010, the Company filed a registration statement covering the resale of the shares of common stock issued in this transaction.

NOTE 4 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the years ended June 30, 2010 and June 30, 2009 was as follows:

	Year ended June 30, 2010	Year ended June 30, 2009
Stock-based compensation expense by type of award:
Employee stock options	$278,758	$323,832
Non-employee director stock options	–	79,293
Employee restricted stock units	220,031	300,415
Non-employee director restricted stock units	99,570	132,850
Forfeiture rate adjustment	–	(56,751)
Amounts capitalized in inventory	(10,694)	(2,625)
Total stock-based compensation expense	$587,665	$777,014
Tax effect of stock-based compensation recognized	(197,293)	(275,376)
Net stock-based compensation expense recognized in 2010 and 2009	$390,372	$501,638

As of June 30, 2010, the unrecognized stock-based compensation balance was $335,416 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 1.6 years.

During the year ended June 30, 2010, the Company granted 45,000 stock options with an estimated total grant-date fair value of $6,814 after estimated forfeitures.  During the same period, the Company granted 592,000 shares of restricted stock with a grant date fair value of $248,960 after estimated forfeitures.

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

Valuation Assumptions.  The Company estimates the fair value of stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions without regard to estimated forfeitures:

	Year Ended June 30,
	2010	2009
Risk-free interest rate	2.3%	2.8%
Dividend yield	0.0%	0.0%
Expected stock price volatility	64%	58%
Average expected life of options	4.5 years	3.2 years

The Company used its historical stock price volatility to compute the expected volatility for purposes of valuing stock options expense.  The Company is using the simplified method for determining the expected life of the options.  Under this method, the Company calculates the expected term of an option grant by averaging its vesting and contractual term.  Based on studies of the Company’s historic actual option terms, compared with expected terms predicted by the simplified method, the Company has concluded that the simplified method yields materially accurate expected term estimates.  The Company estimates is applicable risk-free rate based upon the yield of U.S. Treasury securities having maturities similar to the estimated term of an option grant, adjusted to reflect its continuously compounded “zero-coupon” equivalent.

Equity Incentive Program.  The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program presently consists of three plans (the “Plans”): the Company's 1998 Incentive Plan (the “1998 Plan”); the Company’s 2006 Stock Incentive Plan (the “2006 Plan”); and the Company’s 2009 Stock Incentive Plan (the “2009 Plan”).  Under these Plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards.  The stock options (which may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) entitle the holder to purchase shares of the Company’s common stock for up to ten years from the date of grant (five years for persons owning more than 10% of the total combined voting power of the Company) at a price not less than the fair market value (110% of fair market value for persons owning more than 10% of the combined voting power of the Company) of the common stock on the date of grant.  In general, any employee, director, officer or exclusive agent of, or advisor or consultant to, the Company or a related entity, is eligible to participate in the Plan.  Vesting periods, if any, are determined by the Board of Directors.  The outstanding option grants vest over periods not exceeding five years.  The stock options are nontransferable, except upon death.

Under the Plans, stock options generally have a vesting period of three to five years, are exercisable for a period not to exceed ten years from the date of issuance and are not granted at prices less than the fair market value of the Company’s common stock at the grant date.  Restricted stock units may be granted with varying service-based vesting requirements.

On June 17, 2008 the Company’s 1998 Plan ended and therefore there are no common shares remaining available for future issuance under the 1998 Plan.  Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance.  As of June 30, 2010, 975,942 common shares were issued as a result of awards of options or other

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED):

equity instruments under the 2006 Plan, leaving 24,058 available under the Plan for future issuance.  Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance.  As of June 30, 2010, 812,000 common shares were issued as a result of awards of options or other equity instruments under the 2009 Plan, leaving 438,000 available under the Plan for future issuance.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price

Balance outstanding at June 30, 2008	899,894	$3.86
Year ended June 30, 2009:
Options granted	435,047	2.03
Options exercised	–	–
Options cancelled/expired/forfeited	(249,725)	2.64
Balance outstanding at June 30, 2009	1,085,216	$3.41
Year ended June 30, 2010:
Options granted	45,000	.42
Options exercised	–	–
Options cancelled/expired/forfeited	(53,088)	3.98
Balance outstanding at June 30, 2010	1,077,128	$3.25

The options outstanding and exercisable at June 30, 2010 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.43 to $0.85	71,600	5.3	$.48	26,600	$.59
$1.00 to $2.00	411,248	3.1	1.96	271,700	1.93
$2.01 to $6.33	594,280	4.4	4.48	481,171	4.52
	1,077,128	4.0	$3.25	779,471	$3.48

At June 30, 2010, none of the Company’s exercisable options were “in-the-money.”   Accordingly, all outstanding and exercisable options at that date had no aggregate intrinsic value.

The weighted average grant date fair value of options, as determined under ASC Topic 718, granted during the year ended June 30, 2010 and 2009 was $0.22 and $0.84 per share, respectively.

The total intrinsic value of options exercised during the years ended June 30, 2010 and 2009 was $0 and $0, respectively.  The total cash received from employees as a result of employee stock option exercises during the years ended June 30, 2010 and 2009 was $0 and $0, respectively.  In connection with these exercises, the tax benefits realized by the Company for the years ended June 30, 2010 and 2009 were $0 and $0, respectively.

The Company settles employee stock option exercises with newly issued common shares.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED):

Restricted Stock Units. During the year ended June 30, 2010, the Company’s Board of Directors approved the grant of 340,000 shares of restricted stock units to senior management and 252,000 shares to non-employee directors.  These restricted stock units generally vest in equal installments on the first, second and third anniversaries of the grant date for senior management.  The restricted stock units for non-employee directors vest over two years from the grant date.  The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award.  The total grant date fair value of the restricted stock units granted during the year ended June 30, 2010 was $242,940 after estimated forfeitures.  Stock based compensation cost for restricted stock units for the year ended June 30, 2010 was $319,601.

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

 As of June 30, 2010, there was $335,416 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 1.6 years.

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

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2008	85,137	$423,538	$4.97
Year ended June 30, 2009:
Restricted stock units granted	613,698	644,086	1.05
Restricted stock units vested	(63,002)	(274,030)	4.35
Restricted stock units cancelled/forfeited	(10,042)	(20,084)	2.00
Balance unvested at June 30, 2009	625,791	$773,510	$1.24

Year ended June 30, 2010:
Restricted stock units granted	592,000	312,110	0.53
Restricted stock units vested	(527,948)	(513,425)	0.97
Restricted stock units cancelled/forfeited	(97,383)	(115,866)	1.19
Balance unvested at June 30, 2010	592,460	$456,330	$0.77

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS, LITIGATION AND CONTINGENCIES:

Litigation – On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly.  The suit seeks unspecified damages and fees.  In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question.  The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees.  On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company.  Pre-trial discovery on the infringement action was completed in September 2007.  Pre-trial discovery on the Company’s antitrust action was completed in July 2008.  In March 2009 the court dismissed, without prejudice, the Company’s antitrust claims relating to Xerox’s loyalty rebate programs.  In the ruling, the court relied on a 2001 Settlement Agreement between the parties resulting from a different matter, and found that before such claims are pursued, the Company must submit to arbitration.  In September 2009, the court dismissed the Company’s remaining antitrust claims not relating to Xerox’s loyalty rebate programs.  In March 2010, the court issued a ruling on a Markman hearing held in November 2008.  The Company believes the ruling to be highly favorable.  In July 2010, the Company filed a motion for summary judgment in its favor based on the grounds that the ink sticks sold by the Company do not infringe the claims asserted by Xerox, as they were construed by the Court.  Should these matters not be decided on summary judgment, the patent infringement claims remaining before the court are not likely to be heard at trial before mid 2011.  The loss of all or a part of the patent infringement claims could have a material adverse affect on our results of operations and financial position.  The Company believes that its inks do not infringe any valid U.S. patents and that it therefore has meritorious grounds for success in this case.  The Company intends to vigorously defend these allegations of infringement.  There can be no assurance, however, that the Company will be successful in its defense of this action and in its counterclaims.  Proceeds of this suit, if any, will be recorded in the period when received.

Other than the above, as at June 30, 2010, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

Leases – We lease our premises under operating lease agreements which expire through 2015 and equipment under operating leases that expire through 2013.

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

In June 2010, the Company entered in an operating lease agreement, covering an automobile used for CEO transportation.  This lease requires monthly payments of $980 for 36 months.

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS, LITIGATION AND CONTINGENCIES (CONTINUED):

Future minimum lease payments are as follows:

	Operating	Sublease	Net Lease
Year Ending June 30,	Leases	Rents	Obligation
2011	578,269	223,392	354,877
2012	298,926	–	298,926
2013	261,190	–	261,190
2014	250,410	–	250,410
Thereafter	146,073	–	146,073
Total future minimum lease payments	$1,534,868	223,392	1,311,476

Rent expense was $510,600 net of $243,400 of sublease rents for the year ended June 30, 2010 and $740,800 net of $246,400 of sublease rents for the year ended June 30, 2009.

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

Changes in accrued product warranty reserve for the years ended June 30, 2010 and 2009 are as follows:

	Year Ended June 30,
	2010	2009
Warranty reserve at the beginning of the year	$436,578	$198,666

Warranties accrued during the period	1,893,161	1,561,785
Warranties settled during the period	(1,897,191)	(1,323,873)
Net change in warranty reserve	(4,030)	237,912

Warranty reserve at the end of the year	$432,548	$436,578

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES:

The components of provision (benefit) for income taxes are summarized as follows:

	Year Ended June 30,
	2010	2009
Current:
Federal	$(859,919)	$–
State	4,160	13,654
Foreign	22,472	15,350
Total Current	$(833,287)	$29,004
Deferred:
Federal	$2,769,702	$(736,738)
State	–	532,168
Foreign	–	–
Total Deferred	2,769,702	(204,570)
Income tax expense (benefit)	$1,936,415	$(175,566)

A reconciliation of the total income tax benefit provided at the federal statutory rate (34%) to the income tax benefit recorded is as follows:

	Year Ended June 30,
	2010	2009
Expected income tax benefit	$(572,015)	$(629,312)
State income taxes (net of federal benefit)	4,160	9,012
Valuation allowance	2,481,798	532,168
Other (including permanent differences)	22,472	(87,434)
	$1,936,415	$(175,566)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of June 30,
	2010	2009
Deferred tax assets:
Accounts receivable	$75,359	$34,431
Inventories	230,296	248,459
Deferred compensation	569,122	573,258
Deferred rent liability	11,380	36,887
Accruals and reserves	177,296	183,859
Net operating loss carry-forwards	3,205,242	1,638,555
Federal and state credits	416,032	845,980
Other	–	29,266
Total deferred tax assets	$4,684,727	$3,590,695

Valuation allowance	(4,433,445)	(639,470)

Deferred tax liabilities:
Intangible assets	$(924,801)	$(721,521)
Fixed assets	(178,452)	(178,452)
Other	(52,951)	–
Total deferred tax liabilities	$(1,156,204)	$(899,973)

Net deferred tax assets (liabilities)	$(904,922)	$2,051,252

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (CONTINUED):

At June 30, 2010, the Company has available Federal net operating loss carry-forwards of approximately $7,700,000 which will begin to expire as of June 30, 2028 and state net operating loss carry-forwards of approximately $9,100,000 which will begin to expire in the years ending June 30, 2011  through June 30, 2016.  In accordance with ASC Topic 718, excess tax benefits of approximately $320,000 associated with approximately $800,000 of the Federal net operating loss carry-forwards will be credited to additional paid-in capital as such losses were the result of excess tax deductions related to share based compensation.

Based on our projection of taxable income and tax planning strategies, along with the recurrence of substantial losses before income taxes for the past three fiscal years, the Company has determined that it is more likely than not that it will be unable to utilize substantially all of its deferred tax assets.  As a result, a valuation allowance has been recorded against substantially all of the deferred tax assets.  The Company has recorded a deferred tax liability for indefinite-lived intangibles.

The Company has released its reserves for uncertain tax positions.  The reserves are no longer required as the future tax benefits were effectively written-off with the recording of the valuation allowance noted above.

During the twelve months beginning July 1, 2010, the Company does not expect any material change in the amount of its uncertain tax positions.  The Company is not currently under audit in any of the jurisdictions in which it conducts operations.  Generally, all tax years prior to and including June 30, 2006 are closed under statute.

It is the Company’s continuing policy to account for interest and penalties associated with all of its income tax obligations as a component of income tax expense.  No interest or penalties were recognized as part of this provision during the twelve months ended June 30, 2010 and 2009.  No interest or penalties were reported in the balance sheet as of June 30, 2010 and 2009.

A roll-forward of activity associated with the Company’s uncertain tax position is as follows:

Balance as of July 1, 2009	$941,501
Changes in amounts related to prior year positions	(941,501)
Changes in amounts related to current year positions	–
Changes due to settlements	–
Changes due to lapses in statutes of limitation	–
Balance as of June 30, 2010	$–

To Index

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – IMPAIRMENT CHARGE:

In conjunction with a plan approved by the Company’s Board of Directors, the Company closed its not yet operational manufacturing facility in China.  During the year ended June 30, 2009, a charge totaling $1,009,088 was recognized to reflect the impairment of improvements made to the facility and other capitalized assets as well as a provision for severance and direct incremental costs associated with the disposition and closure.  The impairment costs include $830,000 of non-cash charges associated with asset impairments, net of estimated recoveries, $95,000 related to lease commitments, $48,000 of incremental direct costs associated with the disposition and closure, and $36,000 of severance and benefits costs.  The above impairment costs were recognized in accordance with the provisions of ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets.  During the twelve months ended June 30, 2010, cash charges totaling $37,217 were incurred against impairment reserves established in the fiscal year ending June 30, 2009.  At June 30, 2010, the remaining reserve for these impairments costs was $3,234.

NOTE 9 – ACQUISITION OF MASTER INK CO. LTD:

On April 27, 2010, the Company entered into an agreement to acquire Master Ink Co. Ltd., a China based manufacturer of toner cartridges, inkjet printer cartridges, inkjet refill kits and patented, next generation automatic ink refill systems. The agreement with Master Ink Company, Ltd. and its affiliates is to acquire substantially all of Master Ink's assets including its People's Republic of China based manufacturing facility for $250,000 in cash, a $900,000 promissory note, and one million shares of common stock.  For as long as the note is outstanding the Company will pay the seller 10% of the value of sales as determined by the agreement.  The Company expects to close this transaction during the second quarter of fiscal 2011.

To Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 16, 2010, the Company was notified that Amper, Politziner and Mattia, LLP (“Amper”), the Company’s independent registered public accounting firm, combined its practice with that of Eisner LLP (“Eisner”) and the name of the combined practice operates under the name EisnerAmper LLP.  On August 16, 2010, Amper resigned as the independent registered public accounting firm of the Company, and the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm.  There were no disagreements with Amper of the type described in paragraph (a) (1) (iv) or any reportable event as described in paragraph (a) (1) (v) of Item 304 of Regulation S-K.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2010.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.      OTHER INFORMATION

On September 27, 2010, we entered into an agreement amending certain terms and covenants of our revolving credit facility with Sovereign Bank.  As amended, the credit facility for up to $4 million expires on October 1, 2011, accrues interest at the greater of 8% or the bank’s prime rate plus 4%, contains an ebita covenant of ($450,000) for first quarter 2010, and modifies the fixed charge coverage ratio test for the second, third and fourth quarter of fiscal 2011 to be on a three, nine and twelve month trailing basis, respectively.

To Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Management

The persons listed in the table below are our present directors and executive officers as of September 21, 2010.

Name	Age	Position
Michael W. Levin	45	Chief Executive Officer, President and a Director
Marc Applebaum	54	Chief Financial Officer
Robert M. Ward	43	Chief Operating Officer
Denise Hawkins	41	Vice President, Controller and Secretary
Vincent G. Kelly	61	Vice President of Sales for the Americas
Willem van Rijn	61	Non-Executive Chairman and Director
Paul C. Baker	73	Director
Edwin Ruzinsky	77	Director
Henry Royer	78	Director
Dennis Ridgeway	61	Director

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

Marc Applebaum, Chief Financial Officer:
Marc Applebaum joined Media Sciences International, Inc. in the position of Chief Financial Officer on July 7, 2010.

Mr. Applebaum has over 30 years of financial and accounting experience in the manufacturing, distribution and retail industries.  From 1997 to 2006, he served as Senior Vice President and Chief Financial Officer of Q.E.P. Co., Inc., an international manufacturer and distributor of building materials.  From 1993 to 1997, he served as Senior Vice President of Finance and Control for Pueblo/Xtra International Inc., a retailer in the grocery industry.  He worked for Coopers & Lybrand from 1982 to 1993 where he served as an audit partner in their South Florida Offices from 1991 to 1993.  Beginning in 2006, Mr. Applebaum was a chief financial officer of two investments of private equity firms, serving as Chief Financial Officer of InfiLaw Corp, an education management company, from 2006 to 2007, and of Education Enrichment Resources Inc. from 2007 to 2008.  He was Chief Financial Officer and a member of the board of directors of BSML, Inc., a retail and distribution company from February 2008 to October 2008.  Subsequently, Mr. Applebaum was a principal in his own consulting company until his employment with Media Sciences International.  He is a 1977 graduate of the Wharton School of the University of Pennsylvania with a  B.S. degree in Economics and is a member of the American Institute of CPA’s.

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

To Index

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

Denise Hawkins, Vice President, Controller and Secretary:
Denise Hawkins has served as Vice President for Media Sciences since February 12, 2003, and as Secretary since July 1, 2004.  Ms. Hawkins began her employment with the company in July of 2001 as the Controller and served as the principal financial officer from 2003 to March 2006 and from May 14, 2010 to July 6, 2010.   Prior to her position at Media Sciences, Ms. Hawkins was the Controller for NFK Excavating and Construction, Inc. (2000-2001), Horizon Medical Group, PC (1998-2000) and VAC Service Corp. (1992-1998).   Ms. Hawkins also held the following positions:  Staff Accountant for Alex Goldfarb, CPA PC (1990 to 1992) and Accountant in the Accounting Services Department for the State University of New York - The College at New Paltz (1989 to 1990).   In 1990, Ms. Hawkins graduated summa cum laude from the State University of New York-The College at New Paltz with a Bachelor of Science degree in Accountancy, and in 1998, she graduated from Marist College with a Masters in Business Administration in Finance.  Ms Hawkins is a member of the American Institute of CPAs, the New Jersey State Society of Certified Public Accountants, the Institute of Management Accountants and the Society for Human Resource Management, as well as a Certified Public Accountant and a Certified Management Accountant.  Ms. Hawkins also currently serves on the board of Helping Hands Christian Pre-School as Treasurer.

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

Henry Royer, Director:
Henry Royer has served as a Director since December 23, 1999 and is currently a member of the Audit,  Compensation and the Nominating and Corporate Governance committees.  He graduated from Colorado College in 1953 with a B.A. in Money and Banking.  From 1953 to 1961 he served as a grain merchandiser for Pillsbury Mills and The Peavey Company.  From 1959 through 1965 he served on the Board of Directors and as EVP of Lehigh Sewer Pipe and Tile Company.  From 1965 through 1983 he served in many capacities with the First National Bank of Duluth (Wells Fargo) leaving as EVP to join the Merchants National Bank of Cedar Rapids (US Bank) as Chairman, President and CEO.  In 1994 he became President and CEO of the River City Bank of Sacramento, CA, retiring in 1998.  He served as an independent trustee and as President of Berthel Growth and Income Trust retiring in 2005. In 1999 he assisted in organizing and served as Chairman of the Board of the Cedar Rapids Bank and Trust and as a member of the board of QCRH, a bank holding company, retiring in 2006.  He currently serves on the boards of Physicians Total Care, Inc of Tulsa, OK, CRST International, Inc and Great Plains Casualty, Inc. of Cedar Rapids, IA.

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

Additional Information About Executive Officers and Directors

Our executive officers or directors are not associated with another by family relationships.  None of our directors or officers serves or has served as a director of another reporting company within the past five years.  Based solely in reliance on representations made by our officers and directors, during the past ten years, none of the following occurred with respect to such persons: (1) no petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons, or any partnership in which he or she was a general partner or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing; (2) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, or of any federal or state authority barring, suspending or otherwise limiting, their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (4) no such persons were found by a court of competent jurisdiction in a civil action or by the SEC or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

To Index

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish us with copies of all such Section 16(a) forms filed by such person.  Based solely on a review of the copies of such reports furnished to us during and in connection with our 2010 fiscal year, we are not aware of any material delinquencies in the filing of such reports.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and all other executive officers.  Our Code of Ethics is publicly available on our website at www.mediasciences.com.

Corporate Governance

The Board is responsible for the control and direction of the Company.  The Board represents the Company’s shareholders and its primary purpose is to build long-term shareholder value.  Our Board currently consists of six members.  Each director stands for election every year.  Directors hold office until the next annual meeting of the stockholders and until their successors are elected and qualified.

Board Committees.   The Board has three principal committees:  Audit Committee; Compensation Committee; and Nominating and Corporate Governance Committee.  The charter of each committee can be found on our web site at www.mediasciences.com.

Members of the Board Committees are selected each year by our Board of Directors.  Selection to a committee of the Board of Directors is determined by the majority vote of the Board of Directors.  Each committee is comprised of at least three non-employee Board members, each of whom the Board has determined satisfies applicable NASDAQ standards for independence.

Committee Membership.   The following table summarizes the membership of the Board and each of its committees for our 2010 fiscal year:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Michael W. Levin
Paul C. Baker	Member	Chairman
Edwin Ruzinsky	Chairman		Member
Henry Royer	Member	Member	Chairman
Dennis Ridgeway		Member	Member
Willem van Rijn			Member

Audit Committee Financial Expert.   Mr. Ruzinsky is the financial expert serving on our Audit Committee and he is an independent member of our Board.

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

To Index

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

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served at the end of our fiscal year ended June 30, 2010 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock awards ($)(1)(2)	Option awards ($)(1)(3)	Non-equity incentive plan compensation earnings ($)(4)	All other compensation ($)(5)	Total ($)
Michael W. Levin	2010	237,000	39,750	–	60,000	–	336,750
Chief Executive Officer and President	2009	238,500	20,000	59,676	64,800	–	382,976
Robert M. Ward (b)	2010	155,000	35,872	–	27,880	–	218,752
Chief Operating Officer	2009	156,200	20,000	–	26,568	–	202,768
Vincent Kelly	2010	151,000	17,667	–	8,000	–	176,667
Vice President of Sales	2009	152,400	20,000	70,000	21,938	–	264,338

(1)
Represents the stock-based compensation recognized in the fiscal year in accordance with FASB ASC Topic 718.  Estimates of forfeitures related to service-based vesting conditions have been disregarded.  Assumptions made in the valuation of stock and option awards are discussed in Note 4 to the consolidated financial statements.  The grant date fair value of each award, adjusted for estimated forfeiture, is recognized as stock-based compensation expense in the Company’s financial statements over the service period.

(2)
On November 20, 2009, we granted to Mr. Levin 75,000 shares of common stock and to Mr. Ward 50,000 shares of common stock, in each case subject to vesting over three years in equal installments, and to Mr. Kelly 50,000 shares of common stock (of which 16,667 shares were forfeited during the fiscal year) subject to certain performance based vesting criteria.  The total grant date fair values of the awards are:  $39,750 for Mr. Levin, $26,500 for Mr. Ward and $26,500 for Mr. Kelly, of which awards with a grant date fair value of $8,833 were forfeited.

On December 18, 2008, we granted Mr. Ward 23,429 shares of common stock, subject to vesting over two years at 50% per year on each anniversary of the grant.  The total grant date fair value of the award is $9,372.

(3)
On July 8, 2008, we granted Mr. Levin stock options to purchase 75,073 shares of our common stock, exercisable for five years at $2.20 per share, subject to vesting over two years at 50% per year on each anniversary of the grant.  The total grant date fair value of the award is $59,676.

On July 8, 2008, we granted Mr. Kelly stock options to purchase 82,111shares of our common stock, exercisable for five years at $2.00 per share, subject to vesting over two years at 50% per year on each anniversary of the grant.  The total grant date fair value of the award is $70,000.

(4)	Refers to amounts under an incentive based bonus structure for certain executives. See the discussion under the heading “Performance Based Bonus Compensation” for additional information.
(5)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000

To Index

In general, compensation payable to a Named Executive Officer consists of a base salary, a performance based bonus, an equity-based grant under our incentive stock plan and other benefits, which generally do not exceed $10,000 annually in the aggregate, such as 401(k) plan matching contributions and life insurance premiums, where the beneficiary is not the Company.  In fiscal 2010 and 2009, each Named Executive Officers agreed to accept a salary at less than his annual base salary rate.

Employment Agreement and Arrangements with Named Executive Officers

The following discussion, and the discussion under the caption “Performance Based Bonus Compensation”, summarizes the material terms of the employment agreement or arrangements with Named Executive Officers.

We have entered into written employment agreement with our Chief Executive Officer, and, subject to at-will employment, have certain arrangements with our other Named Executive Officers.  In addition to the terms described below, under the employment agreement or arrangement, each of the executives are entitled to or participate in:  the Company’s stock incentive plans; reimbursement for reasonable travel and other business related expenses; health care benefits under our medical and dental insurance; and participation in any employee plan, perquisite and other benefits made available to our employees or management in general.

Michael W. Levin, Chief Executive Officer and President
We have an employment agreement with Mr. Levin, pursuant to which Mr. Levin serves as our Chief Executive Officer and President through December 31, 2012.  The agreement was entered on November 7, 2008 and amended on March 3, 2009 and as of January 1, 2010.  Mr. Levin is entitled to a base annual salary of $250,000.  The Board of Directors may provide for a greater annual salary, and an annual performance bonus or other bonus as the Board of Directors may determine.  Mr. Levin is also entitled to receive the following benefits:

•	Death benefits of $100,000;
•
A fifteen-year term life insurance policy for $3,000,000, subject to reasonable insurability, during the term of employment and for one year thereafter, for which he has the right to maintain at his own expense thereafter;

•	The use of an automobile, the costs of which, including maintenance, repairs, and insurance, are paid for by us;
•	Six weeks’ vacation; and
•	Health care benefits under our medical and dental insurance, and continued coverage for a twelve month period following termination.

Mr.  Levin has the right to terminate his employment if we undergo a “change in control” within the meaning of Treasury Regulations Section 1.409A-3(i) (5).  If Mr. Levin elects to terminate his employment upon a change in control, he is entitled to an immediate lump sum payment of 200% of his “base amount”, as defined in §280G(3) of the Internal Revenue Code.  In the event of early termination for reasons of disability, “good reason” involuntary termination, or certain circumstances of without case termination, subject to the terms of the agreement, Mr. Levin is entitled to severance, payable in a lump sum within two weeks of termination, of 200% of his “base amount”, as defined in  §280G(3) of the Internal Revenue Code.  Payment under the severance provision is in lieu of payment under the change in control provision.  The agreement contains provisions relating to termination for cause, delay of payments to conform to applicable law, and indemnification on an after-tax basis for excise taxes.

Mr. Levin received the following equity-based awards during our last two completed fiscal years:  (1) on November 20, 2009, a restricted stock award of 75,000 shares, subject to vesting in equal installments on November 20, 2010, 2011 and 2012; (2) on March 3, 2009, a restricted stock award of 50,000 shares, which vested on January 1, 2010; and (3) on July 8, 2008, an option award to purchase 75,073 shares, exercisable for five years a $2.20 per share, which vested in equal installments on July 8, 2009 and July 8, 2010.

Marc Applebaum, Chief Financial Officer
Mr. Applebaum’s employment is on at at-will basis.  He is entitled to a base salary at the rate of $170,000 per year.  In July 2010, he received (1) a restricted stock award of 50,000 shares of common stock, subject to a one year vesting period, as a signing bonus, and (2) an option award to purchase 100,002 shares of common stock, subject to vesting in equal increments over a four year period and exercisable for seven years from grant at $0.3405 per share.

To Index

He is also entitled to relocation costs of up to $15,000.  Mr. Applebaum may be eligible for annual performance based cash bonuses, in accordance with a compensation plan for senior management as determined by the Company’s Compensation Committee.  Commencing with the Company’s fiscal year 2012, Mr. Applebaum may be eligible for annual stock-based grants in line with the rest of the Company’s management team, as determined by the Company’s Compensation Committee.  He is entitled to certain employee benefits including the following:  four weeks of vacation annually, a life insurance policy in the amount of $1 million, which is subject to reasonable insurability and rates, and participation in the Company’s medical, dental, long term disability and 401K plans.  If we undergo a “change in control” within the meaning of Treasury Regulations Section 1.409A-3(i)(5), Mr. Applebaum has the right to terminate his employment, in which event he is entitled to twelve months of his base salary and to certain employee benefits for one year, and to immediate vesting of all employee stock-based awards granted to him.  In the event of involuntary termination for reasons other than cause, Mr. Applebaum will be eligible for severance of six months of his base salary and certain employee befits for one year.

Robert M. Ward, Chief Operating Officer
Mr. Ward’s employment is on at at-will basis.  He is entitled to a base salary at the rate of $164,000 per year.  He is eligible for annual performance based cash bonuses, in accordance with a compensation plan for senior management as determined by the Company’s Compensation Committee, and entitled to participate in customary employee benefits that are generally offered to company employees.

Mr. Ward received the following equity-based awards during our last two completed fiscal years:  (1) on November 20, 2009, a restricted stock award of 50,000 shares subject to vesting in equal installments on November 20, 2010, 2011 and 2012; (2) on March 3, 2009, a restricted stock award of 50,000 shares, which vested on January 1, 2010; and (3) on December 18, 2008, a restricted stock award of 23,429 shares, subject to vesting over two years at 50% per year on each anniversary of the grant.

Vince Kelly, Vice President of Sales
Mr. Kelly’s employment is on at at-will basis.  He is entitled to base salary at the rate of $160,000 per year.  He is eligible for annual performance based cash bonuses, in accordance with a compensation plan for senior management as determined by the Company’s Compensation Committee, and entitled to participate in customary employee benefits that are generally offered to company employees.

Mr. Kelly received the following equity-based awards during our last two completed fiscal years;  (1) on November 20, 2009, a restricted stock award of 50,000 shares, subject to certain performance based vesting criteria; (2) on March 3, 2009, a restricted stock award of 50,000 shares, which vested on January 1, 2010; and (3) on July 8, 2008, an option award to purchase 82,111 shares, exercisable for five years at $2.00 per share, subject to vesting over two years at 50% per year on each anniversary of the grant.

Performance Based Bonus Compensation

From year to year, our Compensation Committee establishes certain performance criteria for our Named Executive Officers, based on factors and criteria as the Compensation Committee may deem relevant.

For our 2010 fiscal year, we had in effect a performance based cash bonus compensation plan for certain executive officers.  In fiscal 2010, for our Chief Executive Officer, the potential cash bonus was $200,000, of which 33% was based on individualized performance goals (“Individual Performance Bonus”), and 67% determined wholly upon attaining earnings per share criteria determined by the Board (“EPS Bonus”).  For other Named Executive Officers, the potential cash bonus was 20-40% of their base salary, of which 50% was based on the Individual Performance Bonus criteria, and 50% on the EPS Bonus criteria.  Bonuses are paid after the fiscal year end.

The following table summarizes the payout structure under the fiscal year 2010 bonus structure.  The EPS Bonus was to be earned if our Company’s earnings per share equaled or exceeded a minimum level established by the Compensation Committee.  The EPS Bonus range set forth in the table assumed the achievement of the minimum targeted level and up to 100% of the targeted goal.  If the minimum level was not achieved, no EPS Bonus was earned.  If the minimum level is achieved or exceeded, the amount of the EPS Bonus was based upon the level of earnings per share achieved by the Company.  If the maximum targeted goal was exceeded, the EPS Bonus payable could exceed the EPS Bonus potential set forth in the table below.  Factors in determining the Individual

To Index

Performance Bonus includes matters such as achieving specified leadership initiatives, and the achievement of certain strategic and business goals including, but not limited to, customer growth, new product development, information technology upgrades, manufacturing efficiencies and corporate compliance goals.

	Fiscal 2010 Bonus Potential			Fiscal 2010 Bonus Earned
Name	EPS Bonus ($)	Individual Performance Bonus ($)	Total Bonus ($)	EPS Bonus ($)	Individual Performance Bonus ($)	Total Bonus ($)
Michael W. Levin	67,000 – 134,000	0 – 66,000	200,000	0	60,000	60,000
Robert M. Ward	16,000 – 33,000	0 – 33,000	66,000	0	27,880	27,880
Vincent G. Kelly	16,000 – 32,000	0 – 32,000	64,000	0	8,000	8,000

In September 2010, the Compensation Committee adopted a performance based bonus compensation plan for the 2011 fiscal year, similar in structure to the fiscal 2010 plan.  For our Chief Executive Officer, the potential cash bonus in fiscal 2010 is $200,000, of which 33%  is based on Individual Performance Bonus criteria, and 67% is based on EPS Bonus criteria.  For the other Named Executive Officers, the potential cash bonus is 20-40% of their base salary, of which 50% is based on the Individual Performance Bonus criteria, and 50% on the EPS Bonus criteria.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table sets forth information concerning outstanding option and stock awards held by the Named Executive Officers as at June 30, 2010.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(a)
Michael W. Levin (1)	37,536	37,537	2.20	07-08-2013	–	–
Michael W. Levin (2)	–	–	–	–	75,000	25,500
Robert M. Ward (3)	15,817	31,635	6.04	06-18-2014	–	–
Robert M. Ward (4)	–	–	–	–	14,901	5,215
Robert M. Ward (5)	–	–	–	–	11,714	3,983
Robert M. Ward (2)	–	–	–	–	50,000	16,950
Vincent G. Kelly (6)	–	–	–	–	50,000	16,950
Vincent G. Kelly (7)	33,624	22,416	6.04	01-22-2014	–	–
Vincent G. Kelly (8)	41,055	41,056	2.00	07-08-2013	–	–

(a)
The amounts in this column reflect the fair market value of outstanding restricted stock awards for the named executive officers using the closing price on June 30, 2010 of $0.339, the last trading day of our common stock in fiscal 2010.

(1)	Granted July 8, 2008. Unexercisable options are subject to vesting on July 8, 2010.
(2)	Granted November 20, 2009. Subject to vesting in equal installments on November 20, 2010, 2011 and 2012.
(3)	Granted June 18, 2007. Unexercisable options are subject to equal vesting annually on July 28, 2010 and 2011.
(4)	Granted June 18, 2007. Subject to performance-based vesting criteria.
(5)	Granted December 18, 2008. Subject to vesting on December 18, 2010.
(6)	Granted November 20, 2009. Subject to performance-based vesting criteria.
(7)	Granted January 22, 2007. Unexercisable options are subject to vesting in equal installments on January 22, 2011 and 2012.
(8)	Granted July 8, 2008. Unexercisable options are subject to vesting on July 8, 2010.

To Index

Incentive Stock Plans

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program presently consists of two active plans: the Company’s 2006 Stock Incentive Plan and the Company’s 2009 Stock Incentive Plan.  Under both plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards.

On June 17, 2008, the Company’s 1998 Incentive Plan ended and we can issue no further awards under the plan.  Under the 1998 plan, up to 1,000,000 common shares were authorized for issuance through awards of options or other equity instruments.  As of June 30, 2010, 196,069 shares were issued upon exercise of option awards.  As of June 30, 2010, we had outstanding, subject to vesting, stock options to purchase 480,126 shares of common stock, exercisable for up to ten years at prices of $0.43 to $6.33 per share, and 117,316 shares issuable pursuant to restricted stock awards.

Under the Company’s 2006 plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of June 30, 2010, we had outstanding under the 2006 plan, subject to vesting, stock options to purchase 552,002 common shares, exercisable for up to seven years from grant at prices of $1.85 to $5.65 per share, and 423,940 shares issuable pursuant to restricted stock awards.  As of June 30, 2010, 24,058 common shares were available for future issuance under the 2006 plan.

Under the Company’s 2009 plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of June 30, 2010, we had outstanding under the 2009 plan, subject to vesting, stock options to purchase 45,000 common shares, exercisable for up to seven years with a grant price of $0.42 per share, and 767,000 shares issuable pursuant to restricted stock awards.  As of June 30, 2010, 438,000 common shares were available for future issuance under the 2009 plan.

Employee Profit Sharing Plan

We have a tax-qualified employee paired profit sharing plan. This 401(k) plan covers all of our employees that have been employed for at least six months and meet other age and eligibility requirements. Under the 401(k) plan, employees may choose to reduce their current compensation by up to 15% each year and have that amount contributed to the 401(k) plan. We make matching contributions equal to 25% of the employee’s contribution. In our discretion, we may contribute unmatched contributions. The 401(k) plan qualifies under Section 401 of the Internal Revenue Code, so that we can deduct contributions by employees or by us. Employee contributions to the 401(k) plan are fully vested at all times, and our contributions, if any, vest at the rate of 25% after two years and after two years at the rate of 25% a year until fully vested.  We also maintain a defined contribution plan for our eligible UK employees.  The U.K. plan is 100% Company funded.  Our contributions to these plans totaled $47,000 in fiscal 2010 and $40,000 in fiscal 2009.

Director Compensation

Based on economic uncertainties facing the Company in fiscal 2009, our directors voluntarily waived their prospective cash compensation effective October 1, 2008.  On October 1, 2009, half of this waiver remained in effect.  Effective April 19, 2010 the remainder of the waiver was terminated.  In fiscal 2010, we paid outside directors an aggregate of $55,339 in cash and stock-based compensation with an aggregate grant date fair value of $133,560 for attendance at regular and special meetings.  Chairpersons of the following committees were also paid an additional fee for their committee service: Audit $750 and Compensation $500.  The compensation plan, in the absence of waiver, provides for the following annual compensation: for the non-executive Chairman, cash compensation of $45,000 and stock-based compensation valued at $75,000; and for the other outside directors, cash compensation of $15,000 and stock-based compensation valued at $25,000.  Stock-based compensation may be issued in the form of restricted stock or stock options.  Our directors were also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings as well as for other expenses incurred in their capacity as directors.

To Index

2010 Compensation of Non-Employee Directors

Name	Fees earned or paid in cash ($)	Stock awards ($)(a)(b)	All other compensation ($)	Total ($)
Paul Baker	8,000	13,132	–	21,132
Dennis Ridgeway	7,500	13,132	–	20,632
Henry Royer	7,500	13,132	–	20,632
Edwin Ruzinsky	8,250	13,132	–	21,382
Willem van Rijn	22,500	39,397	–	61,897
Frank J. Tanki	1,589	7,644	–	9,233

(a)
Represents the stock-based compensation recognized in fiscal 2010 in accordance with FASB ASC Topic 718.  Stock-based compensation awards are valued at fair value on the date of grant.  Estimates of forfeitures related to service-based vesting conditions have been disregarded.  Assumptions made in the valuation of stock and option awards are discussed in Note 4 to the consolidated financial statements.

(b)
On November 20, 2009, each director (other than Mr. Tanki who served as a director until December 2009) was awarded 36,000 shares of the Company’s common stock, vesting in equal installments on November 20, 2010 and 2011.  The Company’s non-executive Chairman, Mr. van Rijn, was awarded an additional 72,000 shares, also vesting in equal installments on November 20, 2010 and 2011.  For each director serving at June 30, 2010, the aggregate number of stock awards and option awards outstanding at June 30, 2010, granted as director compensation was:  Mr. Baker, 36,000 restricted shares and 64,123 options; Mr. Ridgeway, 36,000 restricted shares and 29,123 options; Mr. Royer, 36,000 restricted shares and 29,123 options; Mr. Ruzinsky, 36,000 restricted shares and 44,123 options; and, Mr. van Rijn, 108,000 restricted shares and 60,012 options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The tables below sets forth, as of September 24, 2010, the shares of our common stock beneficially owned by: each of our directors; each of our executive officers; all of our officers and directors as a group; and each person known to us to be the beneficial owner of more than 5% of our common stock.

This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.  All persons named in the tables, unless otherwise noted in the footnotes, have the sole voting and dispositive power with respect to common stock that they beneficially own.  Beneficial ownership of common stock that are acquirable within 60 days upon the exercise of stock options are listed separately.  For purposes hereof, for each named person, restricted stock awards that are subject to vesting are included being beneficially owned, and the calculation of percent of class gives effect to those restricted shares and those shares acquirable within 60 days.  For purposes hereof, beneficial ownership has been determined based upon the number of shares reported as outstanding as of September 24, 2010.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Additional Shares Acquirable Within 60 days		Percent of Class
Officers and Directors
Michael W. Levin	1,371,450	(a)	75,073	(b)	11.3%
Marc Applebaum	50,000	(c)	0	(d)	*
Robert M. Ward	153,231	(e)	31,634	(f)	1.4%
Denise Hawkins	28,657	(g)	46,009	(h)	*
Vince Kelly	83,333	(i)	115,735	(j)	1.5%
Paul Baker	142,667	(k)	59,123	(l)	1.6%
Dennis Ridgeway	61,938	(k)	29,123	(m)	*
Henry Royer	62,667	(k)(n)	29,123	(o)	*
Edwin Ruzinsky	92,667	(k)	39,123	(p)	1.0%
Willem van Rijn	174,000	(q)	60,012	(r)	1.8%
All officers and directors as a group (10 persons)	2,220,610		484,955		20.5%

To Index

*	Represents less than 1%.
(1)	The address of each of the persons named in the table, unless otherwise indicated, is c/o Media Sciences International, Inc., 8 Allerman Road, Oakland, New Jersey 07436.
(a)
Includes 120,000 shares owned by his minor children, 8,000 shares owned by his spouse, and 75,000 restricted shares granted on November 20, 2009 that are subject to vesting in equal installments on November 20, 2010, 2011 and 2012.

(b)	Refers to shares underlying options granted on July 8, 2008 exercisable at $2.20 per share until July 8, 2013.
(c)	Refers to 50,000 restricted shares granted on July 7, 2010 that are subject to vesting on July 7, 2011.
(d)
Does not include 100,002 shares underlying options granted on July 2, 2010, exercisable at $0.3405 per share until July 7, 2017, that are subject to vesting in equal installments on July 7, 2011, 2012, 2013 and 2014.

(e)
Includes the following restricted share awards: 14,901 shares granted on June 18, 2007 that are subject to performance vesting criteria; 11,715 shares granted on December 18, 2008 that are subject to vesting on December 18, 2010; and 50,000 shares granted on November 20, 2009 that are subject to vesting in equal installments on November 20, 2010, 2011 and 2012.

(f)
Refers to shares underlying options granted in July 2008 exercisable at $6.04 per share until June 18, 2014.  Does not include 15,818 shares underlying options that are subject to vesting on July 28, 2010 and 2011, exercisable at $6.04 per share until June 18, 2014.

(g)
Includes the following restricted share awards:  1,052 restricted shares granted on October 10, 2007 that are subject to vesting on October 10, 2010; 25,000 shares granted on November 20, 2009 that are subject to vesting in equal installments on November 20, 2010, 2011 and 2012.

(h)
Refers to shares acquirable upon exercise of the following option grants:  10,002 shares at $1.70 per share until July 16, 2011; 20,000 shares at $1.91 per share until January 12, 2015; and 16,007 shares at $2.00 per share until July 8, 2013.  Does not include 45,000 shares underlying options that are subject to vesting in equal installments on April 23, 2011, 2012 and 2013.

(i)	Includes 33,333 restricted shares that are subject to performance vesting criteria.
(j)
Refers to shares acquirable upon exercise of the following option grants: 33,624 options exercisable at  $6.04 per share until January 22, 2014 and 82,111 options exercisable at $2.00 per share until July 8, 2013.  Does not include 22,416 shares underlying options that are subject to vesting in equal installments on January 22, 2011 and 2012, exercisable at $6.04 per share until January 22, 2014.

(k)	Includes 36,000 restricted shares granted on November 20, 2009, subject to vesting in equal installments on November 20, 2010 and 2011.
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

(m)
 Refers to shares acquirable upon the exercise of the following option grants:  10,000 shares at $3.38 per share until February 26, 2016; 10,000 shares at $6.30 per share until December 14, 2016; and 9,123 shares at $5.65 per share until October 10, 2014

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

(q)	Includes 108,000 restricted shares granted on November 20, 2009 subject to vesting in equal installments on November 20, 2010 and 2011.
(r)
Refers to shares acquirable upon the exercise of the following option grants:  10,000 shares at $4.09 per share until May 2, 2016; 10,000 shares at $6.30 per share until December 14, 2016; 9,123 shares at $5.65 per share until October 10, 2014; and 30,889 shares at $3.50 per share until March 1, 2015.

To Index

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Additional Shares Acquirable Within 60 days	Percent of Class
5% Security Holders
Richard E. Teller and Kathleen A. Rogers 545 Boylston Street Brookline, MA 02445	963,031	0	7.6%

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of June 30, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (a)(b)	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders	1,077,128	$3.25	462,058
Equity compensation plans not approved by security holders	–	–	–
Total	1,077,128	$3.25	462,058

(a)	Does not include 592,460 shares subject to restricted stock awards.
(b)	Calculation excludes shares subject to restricted stock awards. There is no exercise price associated with a restricted stock award.

Plans in the Shareholder Approved Category

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program presently consists of two active plans, our 2006 Stock Incentive Plan and our 2009 Stock Incentive Stock Plan, and formerly included our 1998 Incentive Plan.  Under each of the plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards.  Collectively, the plans have provided for the issuance of up to 3,250,000 shares of common stock.  As of June 30, 2010, under the 1998 plan, we had issued 196,069 shares upon exercise of option awards and, outstanding, subject to vesting, options to purchase 480,126 shares of common stock, exercisable for up to ten years at prices of $0.43 to $6.33 per share, and 117,316 shares issuable pursuant to restricted stock awards.  On June 17, 2008, the 1998 plan expired and no new awards can be made under it.  As of June 30, 2010, we had outstanding under the 2006 plan, subject to vesting, stock options to purchase 552,002 common shares, exercisable for up to seven years from grant at prices of $1.85 to $5.65 per share, and 423,940 shares issuable pursuant to restricted stock awards.  As of June 30, 2010, 24,058 common shares were available for future issuance under the 2006 plan.  As of June 30, 2010, we had outstanding under the 2009 plan, subject to vesting, stock options to purchase 45,000 common shares, exercisable for up to seven years from grant at a price of $0.42 per share, and 767,000 shares issuable pursuant to restricted stock awards.  As of June 30, 2010, 438,000 common shares were available for future issuance under the 2009 plan.

Changes in Control

We do not have any arrangements that may result in a change in control.

To Index

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All of our directors, other than Michael W. Levin, our Chief Executive Officer, and all members of Board committees, are independent directors.  For purposes of determining independence, we are applying the independence standards of the Nasdaq Stock Market LLC.  Reference is made to Item 10 of Part III of this Report on Form 10-K for additional information about our Board and Board Committees, including their composition.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by EisnerAmper, LLP our principal independent registered public accounting firm, for the year ended June 30, 2010 were $105,000.  Fees for audit services provided by Amper, Politziner & Mattia, LLP, for the years ended June 30, 2010 and 2009 were $45,149 and $165,719, respectively.  Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, reviews of our interim financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by EisnerAmper, LLP during the year ended June 30, 2010 were $0.   Fees for audit-related services provided by Amper, Politziner & Mattia, LLP during the years ended June 30, 2010 and 2009 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by EisnerAmper, LLP for the year ended June 30, 2010 were $0.  Fees for tax services provided by Amper, Politziner & Mattia, LLP during the fiscal years ended June 30, 2010 and 2009 were $18,135 and $0, respectively. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

Fees for customer rebate compliance testing provided by Amper, Politziner & Mattia, LLP during the fiscal year ended June 30, 2009 were $1,250.  There were no other fees billed for services by Amper, Politziner & Mattia, LLP for the fiscal years ended June 30, 2010 and 2009.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by the independent registered public accounting firm.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  As part of its pre-approval policy, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it.  All services performed in our 2010 and 2009 fiscal years were pre-approved.

To Index

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      List of documents filed as a part of this report:

(1)      Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2010 and 2009
Consolidated Statements of Operations for the years ended June 30, 2010 and 2009
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended June 30, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended June 30, 2010 and 2009
Notes to Consolidated Financial Statements

(2)      Index to Financial Statement Schedules

         Not required.

(3)      Index to Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on April 28, 2010)
3(i)(1)	Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(1) of Quarterly Report on Form 10-QSB/A filed on September 1, 1998)
3(i)(2)	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(5) of Annual Report on Form 10-KSB filed on September 28, 1999)
3(i)(3) 3(i)(4)
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(1) of Quarterly Report on Form 10-QSB filed on May 15, 2002)
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(1) of Current Report on Form 8-K filed on June 28, 2007

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

3(ii)	By-Laws, as amended and restated (incorporated by reference to Exhibit 3(ii) of Current Report on Form 8-K filed on August 2, 2007)
10.1+	1998 Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 4.10 of Registration Statement on Form S-8 filed on March 22, 2006)
10.2+	2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.9 of Registration Statement on Form S-8 filed on October 9, 2007)
10.3+	2006 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on February 12, 2009)
10.4+	2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.9 of Registration Statement on Form S-8 filed on February 5, 2009)
10.5+	Option Agreement with Lawrence Anderson, June 2005 (incorporated by reference to Exhibit 10.28 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.6+	Employment Agreement with Michael Levin (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on November 13, 2008)
10.7+	Amended and Restated Employment Agreement with Michael Levin (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 4, 2009)
10.8+	Form of Amended and Restated Employment Agreement with Michael Levin (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on November 24, 2009.

To Index

10.9+	Employment Agreement with Kevan Bloomgren (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 4, 2009)
10.10+	Employment Agreement with Robert Ward (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 4, 2009)
10.11+	Employment Agreement with Vince Kelly (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 4, 2009)
10.12	Agreement with PNC, dated as of September 2008 (incorporated by reference to Exhibit 10.11 of Annual Report on Form 10-K filed on September 25, 2008)
10.13	Amendment to Forbearance Agreement (incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q filed on May 14, 2009)
10.14	Form of Loan Agreement Documents (incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 14, 2008)
10.15	Agreement of Amendment to Revolving Loan and Security Agreement (incorporated by reference to Exhibit 10.23 of Annual Report on Form 10-K filed on September 24, 2009)
10.16	Second Agreement of Amendment to Revolving Loan and Security Agreement (incorporated by reference to Exhibit 10.11 of Annual Report on Form 10-K filed on September 25, 2008)
10.17	Third Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on June 26, 2009)
10.18	Fourth Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on October 29, 2009)
10.19	Fifth Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 28, 2010)
10.20	Sixth Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.8 of Form 10-Q filed on May 13, 2010)
10.21*	Seventh Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents
10.22	Lease Agreement (incorporated by reference to Exhibit 10.13 of Annual Report on Form 10-KSB filed on or about September 28, 2000)
10.23	Sublease Agreement (incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on January 24, 2005)
10.24	Master Lease Agreement, July 2005 (incorporated by reference to Exhibit 10.27 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.25	Lease Extension Rider (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on November 24, 2009)
10.26	Modification Agreement with MicroCapital Fund L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 30, 2010)
10.27	Repurchase Agreement, Series A Warrants, with MicroCapital Fund L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 30, 2010)
10.28	Repurchase Agreement, Series B Warrants, with MicroCapital Fund L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 30, 2010)
10.29	Modification Agreement with MicroCapital Fund Ltd (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 30, 2010)
10.30	Repurchase Agreement, Series A Warrants with MicroCapital Fund Ltd (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 30, 2010)
10.31	Repurchase Agreement, Series B Warrants, with MicroCapital Fund Ltd (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 30, 2010)
11	Statement re: computation of per share earnings is hereby incorporated by reference to Part II, Item 8 of this report
21*	Subsidiaries of the Registrant
23.1*	Consent of Amper, Politziner & Mattia, LLP
23.2*	Consent of EisnerAmper LLP

To Index

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
*  Filed herewith
+  Represents executive compensation plan or agreement

To Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of September 28, 2010.

MEDIA SCIENCES INTERNATIONAL, INC.

By: /s/ Michael W. Levin
Michael W. Levin
Chief Executive Officer and President

Dated: September 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Levin	Chief Executive Officer, President and Director	September 28, 2010
Michael W. Levin

/s/Marc P. Applebaum	Chief Financial Officer	September 28, 2010
Marc P. Applebaum

/s/ Willem van Rijn	Director and Non-Executive Chairman	September 28, 2010
Willem van Rijn

/s/ Paul C. Baker	Director	September 28, 2010
Paul C. Baker

/s/ Edwin Ruzinsky	Director	September 28, 2010
Edwin Ruzinsky

/s/ Henry Royer	Director	September 28, 2010
Henry Royer

/s/ Dennis Ridgeway	Director	September 28, 2010
Dennis Ridgeway