Form 10-Q
period 2010-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2010-11-15
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 9, 2010, we had 13,342,374 shares of common stock outstanding.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4.	(REMOVED AND RESERVED)	23

ITEM 5.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS	23

SIGNATURES		24

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	June 30,
ASSETS	(Unaudited)	2010
CURRENT ASSETS:
Cash and cash equivalents	$311,079	$317,611
Accounts receivable, net	2,308,792	2,674,918
Inventories, net	5,684,677	5,476,041
Taxes receivable	6,006	50,506
Prepaid expenses and other current assets	224,569	244,841
Total Current Assets	8,535,123	8,763,917

PROPERTY AND EQUIPMENT, NET	1,894,642	1,852,131

OTHER ASSETS:
Goodwill and other intangible assets, net	3,590,457	3,584,231
Other assets	81,244	85,984
Total Other Assets	3,671,701	3,670,215

TOTAL ASSETS	$14,101,466	$14,286,263

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,703,069	1,201,154
Accrued compensation and benefits	734,556	555,136
Other accrued expenses and current liabilities	639,853	443,641
Accrued product warranty costs	365,548	432,548
Deferred rent liability	50,444	28,493
10% subordinated debt, net of discount of $211,523 at September 30, 2010	1,038,477	–
Deferred revenue	7,103	20,097
Total Current Liabilities	4,539,050	2,681,069

OTHER LIABILITIES:
Long-term debt	1,885,130	2,340,863
Deferred rent liability	–	29,517
10% subordinated debt, net of discount of $255,376 at June 30, 2010	–	994,624
Deferred tax liabilities	944,922	904,922
Total Other Liabilities	2,830,052	4,269,926

TOTAL LIABILITIES	7,369,102	6,950,995

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value
Authorized 5,000,000 shares; none issued	–	–
Common Stock, $.001 par value 25,000,000 shares authorized;
issued and outstanding, respectively, 13,342,374 and 12,739,372 shares at September 30, 2010 and 13,292,374 and 12,699,914 shares at June	12,739	12,700
Additional paid-in capital	13,361,215	13,277,405
Accumulated other comprehensive income (loss)	(412)	1,402
Accumulated deficit	(6,641,178)	(5,956,239)
Total Shareholders' Equity	6,732,364	7,335,268

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,101,466	$14,286,263

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2010	2009

NET REVENUES	$4,703,657	$5,506,750

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, shipping and freight	2,531,412	2,613,778
Depreciation and amortization	85,210	136,601
Product warranty	263,183	468,372
Shipping and freight	140,386	158,554
Total cost of goods sold	3,020,191	3,377,305

GROSS PROFIT	1,683,466	2,129,445

OTHER COSTS AND EXPENSES:
Research and development	239,150	340,880
Selling, general and administrative, excluding depreciation and amortization	1,927,389	1,916,690
Depreciation and amortization	42,583	74,842
Total other costs and expenses	2,209,122	2,332,412

LOSS FROM OPERATIONS	(525,656)	(202,967)

Interest expense	(75,455)	(86,855)
Interest income	24	20
Loss on change in fair value of warrant liabilities	–	(19,167)
Amortization of debt discount on convertible debt	(43,852)	(32,679)

LOSS BEFORE INCOME TAXES	(644,939)	(341,648)
Benefit (Provision) for income taxes	(40,000)	82,419

NET LOSS	$(684,939)	$(259,229)

LOSS PER SHARE
Basic and diluted	$(0.05)	$(0.02)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic and diluted	12,735,865	11,837,427

See accompanying notes to condensed consolidated financial statements
.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
BALANCES, JUNE 30, 2010	12,699,914	$12,700	$13,277,405	$1,402	$(5,956,239)	$7,335,268
Components of comprehensive loss:
Net loss	–	–	–	–	(684,939)	(684,939)
Cumulative translation adjustment	–	–	–	(1,814)	–	(1,814)
Total comprehensive loss	–	–	–	–	–	(686,753)
Vested restricted stock units	39,458	39	(39)	–	–	–
Stock-based compensation expense	–	–	83,849	–	–	83,849
BALANCES, SEPTEMBER 30, 2010	12,739,372	$12,739	$13,361,215	$(412)	$(6,641,178)	$6,732,364

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(684,939)	$(259,229)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	138,409	230,711
Stock-based compensation expense	82,757	186,805
Deferred income taxes	40,000	(82,419)
Impairment charge	–	(20,059)
Provision for (reduction of) inventory obsolescence reserves	21,634	(26,929)
Provision for returns and doubtful accounts allowance	53,163	3,809
Amortization of debt discount on convertible debt	43,852	32,679
Loss on change in fair value of warrant liabilities	–	19,167
Changes in operating assets and liabilities:
Accounts receivable	336,272	(99,719)
Inventories	(229,179)	(19,927)
Income taxes	44,500	3,253
Prepaid expenses and other current assets	(62,811)	138,598
Accounts payable	486,108	83,734
Accrued compensation and benefits	173,427	(251,589)
Other accrued expenses and current liabilities	225,522	(65,930)
Accrued product warranty costs	(67,000)	–
Deferred rent liability	(7,566)	(19,332)
Deferred revenue	(12,994)	(97,718)
Net cash provided (used) by operating activities	581,156	(244,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(187,146)	(27,789)
Net cash used in investing activities	(187,146)	(27,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash	87,843	10,907
Bank credit line proceeds (repayments), net	(455,733)	232,115
Capital lease obligation repayments	–	(69,815)
Net cash provided (used) by financing activities	(367,890)	173,207
Effect of exchange rate changes on cash and cash equivalents	(32,651)	(8,677)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,532)	(107,354)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	317,611	550,602

CASH AND CASH EQUIVALENTS, END OF PERIOD	$311,079	$443,248

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$69,430	$77,683
Income taxes paid (refunded)	$(44,500)	$–

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

Basis of Presentation.   The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Article 8 of Rule S-X.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 28, 2010.  The June 30, 2010 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  As of September 30, 2010, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended June 30, 2010.

The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2011.

Liquidity.   Over the next twelve months, the Company’s operations may require additional funds and it may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, sale of assets, or other available means.  No assurance can be provided that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet the Company’s business needs.  If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company’s common stock.  If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict the Company’s ability to operate its business.  An inability to fund its operations or fulfill outstanding obligations could have a material adverse effect on the Company’s business, financial condition and results of operations.  See also Subsequent Event Note 9.

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Estimates and Uncertainties.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s most significant estimates and assumptions made in the preparation of the financial statements relate to revenue recognition, accounts receivable reserves, inventory reserves, income taxes, income tax valuation allowance, warranty reserves, and certain accrued expenses.  Actual results could differ from those estimates.

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

Restricted Cash.  At September 30, 2010 and June 30, 2010, $0 and $87,843, respectively, of bank deposits located in China were classified as restricted due to regulatory restrictions impacting the availability of the funds during dissolution of the legal entity.  This restricted cash is reflected in other current assets in the condensed consolidated balance sheets.

Income Taxes.   The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences.  The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not.  The Company has incurred substantial losses before income taxes for the three months ended September 30, 2010 and the years ended June 30, 2010.  The Company provided a valuation allowance as of March 31, 2010 for all of its then remaining deferred tax assets as it was deemed more likely than not that certain federal net operating loss carry forwards and other future deductible temporary differences included in the Company’s deferred tax assets would not be realized.  This also resulted in the Company restoring its deferred tax liability for indefinite-lived intangibles at that time.

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

Other Accounting Changes

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718).  This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  This standard becomes effective for the Company’s for fiscal year and interim periods on or after July 1, 2011.  We are currently evaluating the impact of the implementation of this guidance on our financial position, results of operations and cash flows.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		September 30, 2010
		(Unaudited)	June 30, 2010
Accounts receivable, net
Accounts receivable, gross		$2,444,309	$2,863,598
Allowance for doubtful accounts		(20,000)	(20,000)
Allowance for returns		(115,517)	(168,680)
		$2,308,792	$2,674,918

Inventories, net of reserves
Raw materials		$1,782,759	$1,578,321
Finished goods		4,219,313	4,193,480
Less: reserves for obsolescence		(317,394)	(295,760)
		$5,684,677	$5,476,041

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$3,052,104	$3,036,193
Furniture and fixtures	7 years	578,672	578,672
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 – 10 years	921,157	921,157
Tooling and molds	3 years	3,047,964	3,018,087
Construction-in-progress		505,274	370,196
		8,135,605	7,954,739
Less: Accumulated depreciation and amortization		6,240,963	6,102,608
		$1,894,642	$1,852,131

Goodwill and other intangible assets, net
Goodwill		$3,965,977	$3,965,977
Other	1-15 years	52,280	46,000
		4,018,257	4,011,977
Less: Accumulated amortization		427,800	427,746
		$3,590,457	$3,584,231

NOTE 4 – DEBT

Bank Debt

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

	September 30, 2010
	(Unaudited)	June 30, 2010

Bank term notes	$1,500,000	$1,500,000
Bank line of credit	385,130	840,863
Long-term debt	$1,885,130	$2,340,863
Total bank debt	$1,885,130	$2,340,863

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT (CONTINUED)

On September 27, 2010, the Company amended its existing revolving credit facility with Sovereign Bank so as to terminate on October 1, 2011.  As amended, the advance limit under the line of credit is the lesser of: (a) $4,000,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $1,000,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line.  The line of credit is collateralized by a first priority security interest in substantially all of our U.S. based assets and our foreign receivables and requires payments of interest only.  As amended, the interest rate on the term note and the line of credit varies based on the bank’s prime rate and is equal to the greater of the bank’s prime rate plus 4% or 8%. At September 30, 2010, the applicable interest rate on amounts drawn under the term note and the line of credit was 8%.

The revolving loan may be converted into one or more term notes upon mutual agreement of the parties.  At September 30, 2010, this note had a principal balance of $1,500,000 and was due on October 1, 2011.  As of September 30, 2010, the Company had an outstanding balance of $385,130 under the revolving line and approximately $1,378,000 of undrawn availability under the credit line.  At June 30, 2010, the Company had outstanding with the bank the $1,500,000 term note and had an outstanding balance of $840,863 drawn under its revolving credit line, with about $999,000 of undrawn availability.

The Company’s current credit facilities are subject to financial covenants.  Current financial covenants include monitoring a ratio of debt to tangible net worth and an ebitda or fixed charge coverage ratio, as defined in the loan agreements.  At September 30, 2010, the Company was in compliance with all of its financial covenants.  At June 30, 2010, the Company was not in compliance with its Fixed Charge Coverage Ratio covenant, which was waived by the Company’s bank via the amendment dated September 27, 2010.

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

The various elements of the September 24, 2008 transaction were recorded on a relative fair value basis in accordance with authoritative guidance.  The $486,615 fair value of the warrants and the debt’s beneficial conversion feature was recorded to equity and as a debt discount to the value of the convertible note.  This discount is being amortized using the effective interest method over the three year term of the convertible note.  Amortization of debt discount on this convertible note payable amounted to $43,852 for the three months ended September 30, 2010 and $32,679 for the three months ended September 30, 2009.  The remaining unamortized discount was $211,523 at September 30, 2010.  In connection with this transaction, the Company also recognized a $63,955 increase in its deferred tax liabilities reflecting the non-deductible nature of future debt discount amortization that will result from the value of the beneficial conversion feature.

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

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended September 30,
	2010	2009
Numerator for basic and diluted:
Net loss	$(684,939)	$(259,229)

Denominator :
For basic loss per common share – weighted average shares outstanding	12,735,865	11,837,427
Effect of dilutive securities - stock options, unvested restricted stock units and warrants	–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	12,735,865	11,837,427

Basic loss per share	$(0.05)	$(0.02)

Diluted loss per share	$(0.05)	$(0.02)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the three months ended September 30, 2010 and 2009 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for those periods:

	Three Months Ended September 30,
	2010	2009
Options and warrants	904,392	1,091,062

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,
	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$40,451	$71,145
Employee restricted stock units	27,690	69,052
Non-employee director restricted stock units	15,708	48,501
Amounts capitalized as inventory	(1,092)	(1,893)
Total stock-based compensation expense	$82,757	$186,805
Tax effect of stock-based compensation recognized	(26,815)	(62,656)
Net effect on net loss	$55,942	$124,149

As of September 30, 2010, the unrecorded deferred stock-based compensation balance was $279,328 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 1.5 years.

During the three months ended September 30, 2010, the Company granted 100,002 stock options with a grant date fair value of $12,780 after estimated forfeitures.  During the three months ended September 30, 2010, the Company granted 50,000 shares of restricted stock with a grant date fair value of $14,982 after estimated forfeitures.  During the three months ended September 30, 2009, the Company did not grant any stock options or restricted stock units.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30,
	2010	2009 (a)
Risk-free interest rate	1.7%	–
Dividend yield	0.0%	–
Expected stock price volatility	64%	–
Average expected life of options	4.8 years	–

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

As of September 30, 2010, there are no common shares remaining available for future issuance under the 1998 Plan, which expired on June 17, 2008.  Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of September 30, 2010, 27,391 common shares were available for future issuance under the 2006 Plan.  Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of September 30, 2010, 337,998 common shares were available for future issuance under the 2009 Plan.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2010	1,077,128	$3.25
Three months ended September 30, 2010:
Options granted	100,002	0.34
Options exercised	–	–
Options cancelled/expired/forfeited	(58,934)	3.54
Balance outstanding at March 31, 2010	1,118,196	$2.98

The options outstanding and exercisable at September 30, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.34 to $0.85	171,602	6.1	$0.40	26,600	$0.59
$1.00 to $2.00	407,915	2.8	1.96	407,915	1.96
$2.01 to $6.33	538,679	4.2	4.57	469,877	4.46
	1,118,196	3.4	$2.95	904,392	$3.21

At September 30, 2010, none of the Company’s exercisable options were in-the-money.  Accordingly, all outstanding and exercisable options at that date had no aggregate intrinsic value.  No options were exercised during the three months ended September 30, 2010.

The weighted average grant date fair value of options granted during the three months ended September 30, 2010 was $0.21.   No stock options were granted during the three months ended September 30, 2009.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the three months ended September 30, 2010, the Company’s Board of Directors approved the grant of 50,000 shares of restricted stock units to an employee.  These restricted stock units vest over one year from the grant date.  The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award.  The total grant date fair value of the restricted stock units granted during the three months ended September 30, 2010 was $14,982 after estimated forfeitures. Stock-based compensation cost, net of estimated forfeitures, for restricted stock units for the three months ended September 30, 2010, was $43,398.

As of September 30, 2010, there was $180,985 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 1.6 years.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2010	592,460	$456,330	$0.77

Three months ended September 30, 2010:
Restricted stock units granted	50,000	17,025	0.34
Restricted stock units vested	(39,458)	(78,913)	2.00
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at March 31, 2010	603,002	$394,442	$0.65

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

Changes in accrued product warranty costs for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010	2009
Accrued product warranty costs at the beginning of the period	$432,548	$436,578

Warranties accrued during the period	263,183	468,372
Warranties settled during the period	(330,183)	(468,372)
Net change in accrued warranty costs	(67,000)	–

Accrued product warranty costs at the end of the period	$365,548	$436,578

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LITIGATION AND CONTINGENCIES

The Company is involved in litigation from time to time in the ordinary course of its business. Based on information currently available to management,  other than the action described below the Company does not believe that the outcome of any legal proceedings in which the Company is involved will have a material adverse impact on the Company.

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly.  The suit seeks unspecified damages and fees.  In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question.  The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees.  On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company.  Pre-trial discovery on the infringement action was completed in September 2007.  Pre-trial discovery on the Company’s antitrust action was completed in July 2008.  In March 2009 the court dismissed, without prejudice, the Company’s antitrust claims relating to Xerox’s loyalty rebate programs.  In the ruling, the court relied on a 2001 Settlement Agreement between the parties resulting from a different matter, and found that before such claims are pursued, the Company must submit to arbitration.  In September 2009, the court dismissed the Company’s remaining antitrust claims not relating to Xerox’s loyalty rebate programs.  In March 2010 the court issued a ruling on a Markman hearing held in November 2008.   The Company believes the ruling to be highly favorable.  In July, the Company filed a motion for summary judgment in its favor based on the grounds that the ink sticks sold by the Company do not infringe the claims asserted by Xerox, as they were construed by the Court.  Should these matters not be decided on summary judgment, the patent infringement claims remaining before the court are not likely to be heard at trial before mid 2011.  The loss of all or a part of the patent infringement claims could have a material adverse affect on our results of operations and financial position.  The Company believes that its inks do not infringe any valid U.S. patents and that it therefore has meritorious grounds for success in this case.  The Company intends to vigorously defend these allegations of infringement.  There can be no assurance, however, that the Company will be successful in its defense of this action and in its counterclaims.  Proceeds of this suit, if any, will be recorded in the period when received.

NOTE 9 – SUBSEQUENT EVENT

On November 8, 2010, Media Sciences Inc., a subsidiary of the Company (the “Seller”), entered into an asset purchase agreement with Katun Corporation and one of its Subsidiaries (“Katun”). Under the terms of the  asset purchase agreement, Katun purchased assets used in the Seller’s toner business, including, inventory, fixed assets, and intangibles (including the Seller’s business name and trademarks) (all as defined in the asset purchase agreement) for approximately $11 million cash (which amount is subject to adjustment based on the value of the Seller’s inventory as finally determined within 30 days from closing).  Katun also assumed the liability for all of Seller’s unfulfilled purchase orders, for a defined amount for returns and allowances, and for any post-closing liabilities under all assigned customer and vendor contracts arising out of the Seller’s toner business, but not for any of Seller’s other liabilities.  Contemporaneously, Katun and the Seller also entered into a master distribution agreement by which the parties agreed that Katun will be the exclusive distributor of the Seller’s solid ink products for Xerox-branded color  printers for a period of three years.  The parties also entered into a license agreement allowing the Seller and its affiliates to continue using its business name and websites for up to two years.

Concurrent with the closing of this transaction, Michael W. Levin, the Company’s Chief Executive Officer and President, tendered his resignation and was replaced by Marc Durand, Vice President of Operations.  Mr. Levin is entitled to a post-termination payment under a change in control provision in his employment agreement, and he entered into a three month consulting contract with the Company.  Mr. Levin also entered into a non compete arrangement with Katun.  The Company also utilized a portion of the proceeds to completely repay and terminate its credit facility with Sovereign Bank.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 6, “Factors Affecting Results Including Risks and Uncertainties” included in  our Form 10-K for the year ended June 30, 2010, filed September 28, 2010.  You should carefully review these risks and also review the risks described in other documents we file from time to time with the SEC.  You are cautioned not to place undue reliance on these forward-looking statements.  We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-K for the year ended June 30, 2010, filed September 28, 2010.

EXECUTIVE SUMMARY

Media Sciences International, Inc. is the leading independent manufacturer of color toner cartridges and solid inks for use in business color printers.  Our products are distributed through an international network of dealers and distributors.

We were disappointed by our top-line sales performance during the quarter.  For the three months ended September 30, 2010, our sales fell below $5 million.  While we historically experience weakness in July and August in Europe, we have also generally experienced a sharp rebound in revenue in September.  This year, we did not see that rebound.  Similarly, we have generally experienced a very strong September in our U.S. sales, often driven by end-of-the-year government purchasing.  Again, this revenue did not materialize as it has in the past.

An analysis of our customer base suggests that we have not lost customers nor did we see a material change in the products our customers are buying from us.  However, volumes across the geographies, customers and products were generally down.

While we have generally managed our expenses well, the continued shortfall in revenues is unsustainable.  As a result, and in an effort to preserve and enhance value, we pursued and closed a sale of our toner business as more fully disclosed in Note 9.   We believe the resulting company, while smaller, will be profitable and well capitalized.

RESULTS OF OPERATIONS

Net Revenues.   For the three months ended September 30, 2010, as compared to the same period last year, net revenues declined by $803,000 or 15% from $5,507,000 to $4,704,000.  Year-over-year for the three months, gross sales of color toner cartridges decreased approximately 18% and solid ink product sales decreased approximately 15%.

As discussed in the Executive Summary, we saw this decrease in all of our selling locations.  Currency changes also contributed to the decline by $133,000.  We ended the quarter with an order backlog of $490,000.  For the comparative year ago period, we had $374,000 of order backlog at September 30, 2009.

Gross Profit.   Consolidated gross profit for the three months ended September 30, 2010, compared to the same period last year, decreased by $446,000 or 21% to $1,683,000 from $2,129,000.  For the three months ended September 30, 2010, our gross margins decreased to 35.8% from 38.7% in the comparative year ago period.  The year-over-year decrease in our gross profit and margins for the quarter was attributed to a number of factors including: sales mix, a substantial increase in air freight resulting from a transition in toner manufacturing partners, an increase in rebates as a percentage of sales and an increase in our fixed manufacturing expenses as a percentage of sales.  These were offset by decreases in product warranty expense, depreciation and freight out.  Our margins reflect a portfolio of products.  Generally, our non-industrial solid ink products generate greater margins than do toner-based products or our industrial inks.  While margins within the solid ink product line are very consistent, margins within the toner-based product line vary quite significantly.  As a result, our margins can vary materially, not only as a function of the solid ink to toner sales mix, but of the sales mix within the toner-based product line itself and the significance of industrial solid ink volumes.  We expect to see changes in our margins, both favorable and unfavorable, as a result of continued changes in our sales mix.

Research and Development.   Research and development spending for the three months ended September 30, 2010, compared to the same period last year, decreased by $102,000 or 30% to $239,000 from $341,000. This reflects the attention given by our staff to working on the transition to Master Ink rather than research activities.  We expect research and development costs to return to previous levels in subsequent periods.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended September 30, 2010, compared to the same period last year, increased by $10,000 or1% to $1,927,000 from $1,917,000.  The increase is a result of increases in professional fees predominantly associated with our ongoing litigation with Xerox and travel associated with our acquisition of Master Ink, offset by a decrease in advertising costs and a gain in the settlement of foreign currency transactions.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended September 30, 2010 compared to the same period last year, decreased by $32,000 or 43% to $43,000 from $75,000.  The decrease in non-manufacturing depreciation and amortization expense reflects the decline in our non-manufacturing fixed asset additions over the comparative periods.

Interest Expense.   For the three months ended September 30, 2010, we incurred interest expense of $75,000.  This compares with interest expense of $87,000, for the prior year’s three months ended September 30, 2009.  These changes were the result of year-over-year decreases in the Company’s level of debt offset by higher interest rates.

Income Taxes.   For the three months ended September 30, 2010, we recorded income tax expense of $40,000.  This compares with income tax benefits of $82,000, for the three months ended September 30, 2009.  This represents the deferred tax liability exposure associated with our indefinite-lived intangibles whereas in the period ended September 30, 2009, we recorded an estimate for the use of the net operating loss generated in that period.  As discussed in our Form 10k, the Company determined that it was more likely than not that we will be unable to utilize these Net Operating Loss benefits in the future and provided a reserve for the previously established deferred tax assets effective with the period ended March 31, 2010.

Net Loss.   For the three months ended September 30, 2010, we lost $685,000 ($0.05 per share basic and diluted).  This compares with a net loss of $259,000 ($0.02 per share basic and diluted) for the three months ended September 30, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements, included in Item 1 of Part I of this report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the audited financial statements included in our Form 10-K for the year ended June 30, 2010 filed September 28, 2010.  There were no significant changes in our critical accounting policies during the three months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2010, our cash and equivalents decreased by $7,000 to $311,000.  Operating activities provided $581,000 while Investing and Financing activities utilized $187,000 for the purchase of property and equipment and $368,000 for the repayment of debt, respectively.

We provided $581,000 of cash in our operating activities for the three months ended September 30, 2010 as compared to utilizing $244,000 during the comparative three months ended September 30, 2009.  The $581,000 of cash provided by operating activities during the three months ended September 30, 2010 resulted from a $685,000 loss from operations, non-cash charges totaling $380,000, and $886,000 of cash provided as a result of a decrease in our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $886,000 increase in our non-cash working capital include: (1) a $818,000 increase in our trade obligations and other accrued expenses; (2) a $229,000 increase in our inventories; (3) a $336,000 decrease in our accounts receivable; and (4) a $63,000 decrease in prepaid expenses and other current assets during the quarter.

On September 23, 2010, we amended our existing revolving credit facility with Sovereign Bank so as to terminate on October 1, 2011.   As amended, the advance limit under the line of credit is the lesser of: (a) $4,000,000; or (b) up to 80% of eligible domestic accounts receivable and up to the less or $1,000,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line.  The line of credit is collateralized by a first priority security interest in substantially all of the Company’s U.S. based assets and our foreign receivables and requires payments of interest only.  As amended, the interest rate on the term note and the line of credit varies based on the bank’s prime rate and is equal to the greater of the bank’s prime rate plus 4% or 8%.  At September 30, 2010 the applicable interest rate on amounts drawn under the term note and the line of credit was 8%.  The revolving loan may be converted into one or more term notes upon mutual agreement of the parties.  The Company entered into a non-amortizing term note with the bank in the amount of $1,500,000, due October 1, 2011.  As of September 30, 2010, the Company had an outstanding balance of $385,000 under the revolving line together with the $1,500,000 term note and approximately $1,378,000 of undrawn availability under the credit line.

The Company’s current credit facilities are subject to financial covenants.  Current financial covenants include monitoring a ratio of debt to tangible net worth and a fixed charge coverage ratio, as defined in the loan agreements.  At June 30, 2010, the Company was not in compliance with all of its financial covenants, which were waived by amendment dated September 27, 2010.  At September 30, 2010, the Company was in compliance with all of its financial covenants.  Current financial covenants include monitoring a ratio of debt to tangible net worth and an ebitda covenant for the first quarter and fixed charge coverage ratio in subsequent quarters as defined in the agreement.  See Subsequent Event Note 9.  Reference should also be made to our “Risk Factors” found in of our Form 10-K for the year ended June 30, 2010, filed September 28, 2010, where we specifically discuss: “Covenants in our debt instruments could trigger a default adversely affecting our ability to execute our business plan, our ability to obtain further financing, and potentially adversely affect the ownership of our assets.”

Over the next twelve months, our operations may require additional funds and may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, sale of assets, or other available means.  We cannot provide assurance that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet our business needs.  If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.  If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict our ability to operate our business.  An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations.  See also Subsequent Event Note 9 in the accompanying financial statements.

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

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates.  We do not hedge our foreign currency exposures and we had no forward foreign exchange contracts outstanding as of September 30, 2010.  In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

A significant portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the euro, the British pound, the Japanese yen, and the Chinese yuan.  At September 30, 2010, approximately 64% of our receivables were invoiced and collected in U.S. dollars.

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

Interest Rate Risk

At September 30, 2010, we had approximately $1,885,000 of debt outstanding under our line of credit and term notes.  Interest expense under this line of credit is variable, based on our lender’s prime rate.  Accordingly, we are subject to interest rate risk in the form of greater interest expense in the event of rising interest rates.  We estimate that a 10% increase in interest rates, based on our present level of borrowings, would result in the Company incurring about $15,000 of greater interest expense.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The information set forth above under Note 10 contained in the “Notes to condensed consolidated financial statements” in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included in Item 1A “Risk Factors” of our Form 10-K for the year ended June 30, 2010, filed September 28, 2010 and is incorporated herein by reference.

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: November 15, 2010	By:	/s/ Marc D. Durand
Marc D, Durand
Chief Executive Officer

Dated: November 15, 2010	By:	/s/ Marc P. Applebaum
Marc Applebaum
Chief Financial Officer