Form 10-Q
period 2010-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2011-02-14
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 9, 2011, we had 13,342,374 shares of common stock outstanding.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

To Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	June 30,
ASSETS	(Unaudited)	2010
CURRENT ASSETS:
Cash and cash equivalents	$5,516,024	$317,611
Accounts receivable, net	2,409,845	2,674,918
Inventories, net	1,015,546	1,420,806
Taxes receivable	–	50,506
Prepaid expenses and other current assets	99,655	205,423
Assets of discontinued operations	–	7,281,721
Total Current Assets	9,041,070	11,950,985

PROPERTY AND EQUIPMENT, NET	1,003,271	1,129,222

OTHER ASSETS:
Goodwill and other intangible assets, net	1,120,072	1,120,072
Restricted cash held in escrow account	1,100,028	–
Other assets	72,436	85,984
Total Other Assets	2,292,536	1,206,056

TOTAL ASSETS	$12,336,877	$14,286,263

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	659,007	1,201,154
Accrued compensation and benefits	106,109	555,136
Accrued severance expense	536,725	–
Other accrued expenses and current liabilities	389,063	443,641
Income tax payable	1,474	–
Accrued product warranty costs	285,548	432,548
Deferred rent liability	42,726	28,493
10% subordinated debt, net of discount of $164,324 at December 31, 2010	1,085,676	–
Deferred revenue	847	20,097
Total Current Liabilities	3,107,175	2,681,069

OTHER LIABILITIES:
Long-term debt	–	2,340,863
Deferred rent liability	–	29,517
10% subordinated debt, net of discount of $255,376 in June	–	994,624
Deferred tax liabilities	–	904,922
Total Other Liabilities	–	4,269,926

TOTAL LIABILITIES	3,107,175	6,950,995

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value
Authorized 5,000,000 shares; none issued	–	–
Common Stock, $.001 par value 25,000,000 shares authorized;
issued and outstanding, respectively, 13,492,374 and 13,342,374 shares at December 31, 2010 and 13,292,374 and 12,699,914 shares at June 30, 2010	13,342	12,700
Additional paid-in capital	13,620,874	13,277,405
Accumulated other comprehensive income (loss)	45,833	1,402
Accumulated deficit	(4,450,347)	(5,956,239)
Total Shareholders' Equity	9,229,702	7,335,268

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,336,877	$14,286,263

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

NET REVENUES	$2,759,004	$2,242,104	$4,844,638	$4,527,538

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, shipping and freight	1,141,162	499,029	1,953,055	1,226,151
Depreciation and amortization	55,463	60,983	112,877	159,541
Product warranty	146,767	519,491	409,951	987,863
Shipping and freight	66,701	108,698	207,087	267,252
Total cost of goods sold	1,410,093	1,188,201	2,682,970	2,640,807

GROSS PROFIT	1,348,911	1,053,903	2,161,668	1,886,731

OTHER COSTS AND EXPENSES:
Research and development	147,225	270,715	270,175	490,283
Selling, general and administrative, excluding depreciation and amortization and severance	1,072,564	1,716,060	2,749,558	3,319,429
Severance	1,682,427	–	1,682,427	–
Depreciation and amortization	34,608	62,956	77,191	137,798
Total other costs and expenses	2,936,824	2,049,731	4,779,351	3,947,510

LOSS FROM OPERATIONS	(1,587,913)	(995,828)	(2,617,683)	(2,060,779)

Interest expense	(59,769)	(89,914)	(135,224)	(176,769)
Interest income	2,663	51	2,687	71

Gain (loss) on change in fair value of warrant liabilities	–	14,205	–	(4,962)
Amortization of debt discount on convertible debt	(47,200)	(35,173)	(91,053)	(67,852)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,692,218)	(1,106,659)	(2,841,273)	(2,310,291)
Benefit for income taxes	1,141,615	16,169	1,303,260	98,588

NET LOSS FROM CONTINUING OPERATIONS	(550,603)	(1,090,490)	(1,538,013)	(2,211,703)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(128,003)	1,039,634	174,465	1,901,618

GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF INCOME TAXES	2,869,440	–	2,869,440	–

NET INCOME (LOSS)	$2,190,834	$(50,856)	$1,505,892	$(310,085)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.04)	$(0.09)	$(0.12)	$(0.19)
Discontinued operations	$0.21	$0.09	$0.24	$0.16
Net income (loss)	$0.17	$0.00	$0.12	$(0.03)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.04)	$(0.09)	$(0.12)	$(0.19)
Discontinued operations	$0.21	$0.09	$0.24	$0.16
Net income (loss)	$0.17	$0.00	$0.12	$(0.03)
WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic and diluted	13,101,699	11,945,712	12,919,001	11,891,969

See accompanying notes to condensed consolidated financial statements

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
SIX MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
BALANCES, JUNE 30, 2010	12,699,914	$12,700	$13,277,405	$1,402	$(5,956,239)	$7,335,268
Components of comprehensive income:
Net income	–	–	–	–	1,505,892	1,505,892
Cumulative translation adjustment	–	–	–	44,431	–	44,431
Total comprehensive income	–	–	–	–	–	1,550,323
Vested restricted stock units	642,460	642	(642)	–	–	–
Stock-based compensation expense	–	–	344,111	–	–	344,111
BALANCES, DECEMBER31, 2010	13,342,374	$13,342	$13,620,874	$45,833	$(4,450,347)	$9,229,702

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,505,892	$(310,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247,588	394,220
Stock-based compensation expense	342,704	345,602
Deferred income taxes	(1,149,630)	(98,588)
Provision for (reduction of) inventory obsolescence reserves	3,012	(58,319)
Provision for returns and doubtful accounts allowance	(111,586)	90,063
Amortization of debt discount on convertible debt	91,052	67,852
Loss on change in fair value of warrant liabilities	–	4,962
Gain on sale of toner business	(2,869,440)	–
Changes in operating assets and liabilities:
Accounts receivable	439,617	370,662
Inventories	(42,270)	(439,308)
Income taxes	51,980	(29,074)
Prepaid expenses and other current assets	28,029	110,598
Accounts payable	(542,112)	(66,043)
Accrued compensation and benefits	(449,027)	(266,793)
Accrued severance	536,725	–
Other accrued expenses and current liabilities	(28,817)	(244,740)
Accrued product warranty costs	(147,000)	11,389
Deferred rent liability	(15,284)	(43,498)
Deferred revenue	(19,250)	(162,115)
Net cash used in operating activities	(2,127,818)	(323,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(1,100,028)	–
Purchases of property and equipment	(231,011)	(83,207)
Proceeds from sale of operating toner business	11,042,500	–
Net cash provided (used) in investing activities	9,711,461	(83,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash	–	18,450
Bank credit line proceeds (repayments), net	(840,863)	366,734
Bank term loan repayments	(1,500,000)	–
Capital lease obligation repayments	–	(69,815)
Net cash used in financing activities	(2,340,863)	315,369
Effect of exchange rate changes on cash and cash equivalents	(44,367)	(21,386)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,198,413	(112,439)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	317,611	550,602

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,516,024	$438,163

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$83,680	$158,426
Income taxes paid (refunded)	$(44,500)	$49,160

See accompanying notes to condensed consolidated financial statements.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business.   Media Sciences International, Inc. is a holding company which conducts its business through its operating subsidiaries.  The Company is a manufacturer of business color printer supplies and industrial ink applications, which the Company distributes through a distribution channel and direct to original equipment manufacturers.  As more fully discussed in Note 9, the Company sold substantially all of its assets related to its toner business and discontinued distributing toner related products.  The resulting business is a manufacturer of solid ink and industrial ink products sold to an individual company or through an exclusive distribution channel.

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

The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  During the quarter ended December 31, 2010, the Company discontinued selling toner related products as more fully described in Note 9.  Accordingly, the financial statements for the periods prior to the sale have been adjusted to reflect the discontinued operations of the toner business and the related continuing operations of the Company.  As of December 31, 2010, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended June 30, 2010.

The results of operations for the three months and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2011.

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

Restricted Cash.  At December 31, 2010 and June 30, 2010, $1,100,028, and $87,843, respectively, of bank deposits were classified as restricted.  The June 30, 2010 balance was restricted due to regulatory restrictions impacting the availability of the funds during dissolution of the legal entity in China. This restricted cash is reflected in other current assets in the condensed consolidated balance sheet of June 30, 2010.  The December 31, 2010 balance was restricted due to funds held in escrow in conjunction with an indemnity clause related to the sale of toner assets (see also Note 9).  This restricted cash is reflected in the other assets section of the condensed consolidated balance sheet at December 31, 2010.

Income Taxes.   The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences.  The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not.  The Company has incurred substantial losses before income taxes for several years before and for the year ended June 30, 2010.  Accordingly, the Company provided a valuation allowance as of March 31, 2010 for all of its then remaining deferred tax assets as it was deemed more likely than not that certain federal net operating loss carry forwards and other future deductible temporary differences included in the Company’s deferred tax assets would not be realized.  This also resulted in the Company restoring its deferred tax liability for indefinite-lived intangibles at that time.  As a result of the sale of the toner business which included certain indefinite-lived intangibles the Company reduced its deferred tax liability to zero at December 31, 2010.  Additionally, as a result of the gain on the sale of the toner business, the Company reduced certain of its valuation allowances resulting in a tax benefit from continuing operations and an offsetting tax provision recorded against the gain on discontinued operations.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Accounting

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 3 fair value measurements disclosures becomes effective for the Company’s interim reporting period ending September 30, 2011 and the Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

Other Accounting Changes

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718).  This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  This standard becomes effective for the Company’s fiscal year, and interim periods on or after July 1, 2011.  The Company does not expect this guidance to have an impact on our financial position, results of operations and cash flows.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		December 31 2010
		(Unaudited)	June 30, 2010
Accounts receivable, net
Accounts receivable, gross		$2,486,939	$2,863,598
Allowance for doubtful accounts		(20,000)	(20,000)
Allowance for returns		(57,094)	(168,680)
		$2,409,845	$2,674,918

Inventories, net of reserves
Raw materials		$519,552	$555,252
Finished goods		614,535	981,081
Less: reserves for obsolescence		(118,539)	(115,527)
		$1,015,546	$1,420,806

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$2,799,520	$2,771,362
Furniture and fixtures	7 years	576,467	576,467
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 – 10 years	929,762	913,743
Tooling and molds	3 years	692,231	675,618
		5,028,414	4,967,624
Less: Accumulated depreciation and amortization		4,025,143	3,838,402
		$1,003,271	$1,129,222

Goodwill and other intangible assets, net
Goodwill		$1,239,368	$1,239,368
Other	1-15 years	46,000	46,000
		1,285,368	1,285,368
Less: Accumulated amortization		165,296	165,296
		$1,120,072	$1,120,072

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT

Bank Debt

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

	December 31, 2010
	(Unaudited)	June 30, 2010

Bank term notes	$–	$1,500,000
Bank line of credit	–	840,863
Long-term debt	$–	$2,340,863
Total bank debt	$–	$2,340,863

On November 8, 2010, as a result of the sale of the Company’s toner business as more fully disclosed in Note 9, the Company terminated and repaid all of its outstanding balance under its existing revolving credit facility with Sovereign Bank.  This facility was previously amended on September 27, 2010 so as to terminate on October 1, 2011.  As amended, the advance limit under the line of credit is the lesser of: (a) $4,000,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $1,000,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line.  The line of credit is collateralized by a first priority security interest in substantially all of our U.S. based assets and our foreign receivables and requires payments of interest only.  As amended, the interest rate on the term note and the line of credit varied based on the bank’s prime rate and is equal to the greater of the bank’s prime rate plus 4% or 8%.

The revolving loan could have been converted into one or more term notes upon mutual agreement of the parties.  Prior to its repayment with the bank, the Company had a $1,500,000 term note and an outstanding balance of $890,284 drawn under its revolving credit line.

The Company’s credit facility was subject to financial covenants.  These covenants included monitoring a ratio of debt to tangible net worth and an ebitda or fixed charge coverage ratio, as defined in the loan agreements.  At June 30, 2010, the Company was not in compliance with its Fixed Charge Coverage Ratio covenant, which was waived by the Company’s bank via the amendment dated September 27, 2010.

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

The various elements of the September 24, 2008 transaction were recorded on a relative fair value basis in accordance with authoritative guidance.  The $486,615 fair value of the warrants and the debt’s beneficial conversion feature was recorded to equity and as a debt discount to the value of the convertible note.  This discount is being amortized using the effective interest method over the three year term of the convertible note.  Amortization of debt discount on this convertible note payable amounted to $47,200 and $91,052, respectively, for the three and six months ended December 31, 2010 and $35,173 and $67,852, respectively, for the three and six months ended December 31, 2009.  The remaining unamortized discount was $164,324 at December 31, 2010.  In connection with this transaction, the Company also recognized a $63,955 increase in its deferred tax liabilities reflecting the non-

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DEBT (CONTINUED)

deductible nature of future debt discount amortization that will result from the value of the beneficial conversion feature.

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

NOTE 5 – INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed using the weighted average number of common shares outstanding.  Diluted income (loss) per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options, restricted stock units and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended December 31,			Six Months Ended December 31,
	2010	2009		2010		2009
Numerator for basic and diluted:
Income (loss) from continuing operations	$(550,603)		$(1,090,490)		$(1,538,013)	$(2,211,703)
Income (loss) from discontinued operations	$2,741,437		$1,039,634		$3,043,905	$1,901,618
Net income (loss)	$2,190,834		$(50,856)		$1,505,892	$(310,085)

Denominator :
For basic loss per common share – weighted average shares outstanding	13,101,699		11,837,427		12,919,001	11,891,969
Effect of dilutive securities - stock options, unvested restricted stock units and warrants	–		–		–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	13,101,699		11,837,427		12,919,001	11,891,969

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)		$(0.09)	$	(0.12)	$(0.19)
Income from discontinued operations	$0.21		$0.09		$0.24	$0.16
Net income (loss)	$0.17		$0.00		$0.12	$(0.03)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$	(0.09)		$(0.12)	$(0.19)
Income from discontinued operations	$0.21		$0.09		$0.24	$0.16
Net income (loss)	$0.17		$0.00		$0.12	$(0.03)

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME (LOSS) PER SHARE (CONTINUED)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the three and six months ended December 31, 2010 and 2009 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for those periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Options and warrants	1,115,196	1,108,436	1,115,196	1,108,436

NOTE 6 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three and six months ended December 31, 2010 and 2009 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$94,319	$69,411	$134,757	$140,556
Employee restricted stock units	94,415	72,972	122,105	142,024
Non-employee director restricted stock units	71,541	19,653	87,249	68,153
Amounts capitalized as inventory	(316)	(3,237)	(1,407)	(5,130)
Total stock-based compensation expense	$259,599	$158,799	342,704	345,603
Tax effect of stock-based compensation recognized	(85,271)	(53,591)	(112,086)	(116,247)
Net effect on net income/ loss	$174,688	$105,208	$230,618	$229,356

As of December 31, 2010, the unrecorded deferred stock-based compensation balance was $38,842 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 2.6 years.

During the three months ended December 31, 2010, the Company did not grant any stock options.  During the six months ended December 31, 2010, the Company granted 100,002 stock options with a grant date fair value of $12,780 after estimated forfeitures.  During the three and six months ended December 31, 2009, the Company did not grant any stock options. During the three months ended December 31, 2010, the Company granted 150,000 shares of restricted stock with a grant date fair value of $19,790 after estimated forfeitures.  During the six months ended December 31, 2010, the Company granted 200,000 shares of restricted stock with a grant date fair value of $34,772 after estimated forfeitures.  During the three and six months ended December 31, 2009, the Company granted 577,000 shares of restricted stock with a grant date fair value of $243,050 after estimated forfeitures.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010 (b)	2009 (a)	2010	2009(a)
Risk-free interest rate	–	–	1.7%	–
Dividend yield	–	–	0.0%	–
Expected stock price volatility	–	–	64%	–
Average expected life of options	–	–	4.8 years	–

(a)           No stock options were granted during the three or six months ended December 31, 2009.
(b)           No stock options were granted during the three months ended December 31, 2010.

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

As of December 31, 2010, there are no common shares remaining available for future issuance under the 1998 Plan, which expired on June 17, 2008.  Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of December 31, 2010, 27,391 common shares were available for future issuance under the 2006 Plan.  Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of December 31, 2010, 187,998 common shares were available for future issuance under the 2009 Plan.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2010	1,077,128	$3.25
Six months ended December 31, 2010:
Options granted	100,002	0.34
Options exercised	–	–
Options cancelled/expired/forfeited	(61,934)	3.47
Balance outstanding at December 31, 2010	1,115,196	$2.98

The options outstanding and exercisable at December 31, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.34 to $0.85	171,602	5.8	$0.40	171,602	$0.40
$1.00 to $2.00	405,915	2.6	1.96	405,915	1.96
$2.01 to $6.33	537,679	3.9	4.58	537,679	4.58
	1,115,196	3.7	$2.98	1,115,196	$2.98

At December 31, 2010, none of the Company’s exercisable options were in-the-money.  Accordingly, all outstanding and exercisable options at that date had no aggregate intrinsic value.  No options were exercised during the three or six months ended December 31, 2010.

No stock options were granted during the three months ended December 31, 2010.  The weighted average grant date fair value of options granted during the six months ended December 31, 2010 was $0.21.  No stock options were granted during the three or six months ended December 31, 2009.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the three months ended December 31, 2010, the Company’s Board of Directors approved the grant of 150,000 shares of restricted stock units to two employees.  These restricted stock units vest over four years from the grant date.  The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award.  Stock-based compensation expense, net of estimate forfeitures, for restricted stock units for the three and six months ended December 31, 2010 was $165,956 and $209,354, respectively.

As of December 31, 2010, there was $19,790 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 2.9 years.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2010	592,460	$456,330	$0.77

Three months ended December 31, 2010:
Restricted stock units granted	200,000	50,025	0.25
Restricted stock units vested	(642,460)	(473,355)	0.74
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at December 31, 2010	150,000	$33,000	$0.22

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

Changes in accrued product warranty costs for the three months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31
	2010	2009	2010	2009
Accrued product warranty costs at the beginning of the period	$365,548	$436,578	$432,548	$436,578

Warranties accrued during the period	146,767	519,491	409,951	987,863
Warranties settled during the period	(226,767)	(508,102)	(556,951)	(976,747)
Net change in accrued warranty costs	(80,000)	11,389	(147,000)	11,389

Accrued product warranty costs at the end of the period	$285,548	$447,967	$285,548	$447,967

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

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly.  The suit seeks unspecified damages and fees.  In the Company’s answer and counterclaims in this action, it denied infringement and it seeks a finding of invalidity of the Xerox patents in question.  The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees.  On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company.  Pre-trial discovery on the infringement action was completed in September 2007.  Pre-trial discovery on the Company’s antitrust action was completed in July 2008.  In March 2009 the court dismissed, without prejudice, the Company’s antitrust claims relating to Xerox’s loyalty rebate programs.  In the ruling, the court relied on a 2001 Settlement Agreement between the parties resulting from a different matter, and found that before such claims are pursued, the Company must submit to arbitration.  In September 2009, the court dismissed the Company’s remaining antitrust claims not relating to Xerox’s loyalty rebate programs.  In March 2010 the court issued a ruling on a Markman hearing held in November 2008.   The Company believes the ruling to be highly favorable.  In July 2010, the Company filed a motion for summary judgment in its favor based on the grounds that the ink sticks sold by the Company do not infringe the claims asserted by Xerox, as they were construed by the Court.  Should these matters not be decided on summary judgment, the patent infringement claims remaining before the court are not likely to be heard at trial before mid 2011.  The loss of all or a part of the patent infringement claims could have a material adverse affect on our results of operations and financial position, though the Company is unable to currently determine the dollar range if any possible loss.   The Company intends to vigorously defend these allegations of infringement.  There can be no assurance, however, that the Company will be successful in its defense of this action and in its counterclaims.  Proceeds of this suit, if any, will be recorded in the period when received.

NOTE 9 – DISCONTINUED OPERATIONS

On November 8, 2010, the Company elected to discontinue selling toner related products and sold substantially all of its toner assets to Katun Corporation of one of its Subsidiaries, including inventory, fixed assets and intangibles, including its business name and trademarks, for approximately $11 million cash.  Of this purchase price approximately $1.1 million is to be held in escrow for a fifteen month period to cover indemnity claims as more fully described in the agreement.  The Company subsequently entered into a licensing arrangement with Katun whereby it could continue to use the corporate name and other intellectual property.  The Company recorded a net gain from this transaction of $2,869,440 (net of a tax provision of $244,560).  The Company has reclassified all of its activity related to the toner business as discontinued operations for all periods presented prior to the sale.

In connection with this transaction the Company terminated several employees and accepted the resignations of the Company’s Chief Executive Officer and Chief Financial Officer.  The Company incurred total severance expense in the amount of $1,682,427.  $536,725 of this severance will be paid by May of 2011.

Upon the completion of the sale to Katun, the Company entered into a three year distribution agreement with Katun whereby Katun became the exclusive worldwide distributor of all of the Company’s solid ink products.

To Table of Contents

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DISCONTINUED OPERATIONS (CONTINUED)

Assets of discontinued operations are summarized as follows:

	November 8, 2010	June 30, 2010
Inventories, net	$4,501,160	$4,055,235
Prepaid assets	130,748	39,419
Property and Equipment, net	832,300	722,908
Goodwill, net	2,464,159	2,464,159
Assets of discontinued operations	$7,928,367	$7,281,721

Summarized statement of operations data for discontinued operations are as follows:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net sales	$1,309,613	$3,344,215	$3,927,636	$6,565,531
Pre-tax income (loss) from discontinued operations	$(168,003)	$1,039,634	$336,110	$1,901,618
Income tax expense (benefit)	(40,000)	–	161,645	–
Gain on sale	$3,114,133	–	$3,114,133	–
Income tax expense	244,693	–	244,693	–
Income from discontinued operations, net of income taxes	$2,741,437	$1,039,634	$3,043,905	$1,901,618

NOTE 10 – CUSTOMER CONCENTRATIONS

During the three and six months ended December 31, 2010, three customers represented 11%, 42%, and 14% of the Company’s net revenues and four customers represented 12%, 24%, 19% and 10% of the Company’s net revenues, respectively. Among this group, the largest customer represents 79% of accounts receivable at December 31, 2010.  During the three and six months ended December 31, 2009, three customers represented 18%, 22%, and 15% of the Company’s net revenues and 15%, 22%, and 17% of the Company’s net revenues, respectively.  This group represented 17%, 17% and 16% of the Company’s accounts receivable at December 31, 2009.

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

EXECUTIVE SUMMARY

Media Sciences International, Inc. is the leading independent manufacturer of solid inks for use in business color printers and industrial printing applications.

During the second quarter of our fiscal year our board of directors determined that the Company should exit the toner business.  As a result the Company entered into an agreement with the Katun Corporation and one of its subsidiaries whereby Katun purchased substantially all of the toner business assets including inventory, fixed assets, our trade name, goodwill and other intangibles for approximately $11 million. We subsequently entered into an agreement where we can utilize certain of these intangibles including the trade name for a two year period. We also entered into an exclusive distribution agreement with Katun under which Katun distributes our solid ink products through their distribution network including our former customers. This changed the complexion of our Company both in size and product mix. We also saw our senior management team leave during the course of the quarter and a new Chief Executive Officer and Chief Financial Officer were appointed to lead the Company in its current form.

To Table of Contents

Because of the manner in which we now conduct our business, we have been able to significantly change the size of our organization by substantially reducing or eliminating headcount and other expenses in sales, toner related research and development, general management, product management, marketing, distribution logistics and Asian operations.  The resulting company, while smaller, is well capitalized, positioned well within its industry, partnered with a distribution channel with a large and strong sales organization, and scaled to revenue.

As a result of our new distribution agreement we received a significant initial stocking order which was the primary reason for an increase in sales from continuing operations of 23% and 7%, respectively, for the three and six months ended December 31, 2010.

Our gross margins have been favorably affected by the decrease in product warranty expense and our ability to absorb our fixed costs over a larger revenue base.  Reducing warranty expense has been, and remains, a high priority for the organization.

RESULTS OF OPERATIONS

Net Revenues.   For the three months ended December 31, 2010, as compared to the same period last year, net revenues increased by $517,000 or 23% from $2,242,000 to $2,759,000.  This increase is primarily a result of the initial non-returnable order received from the Company’s newly engaged exclusive distributor of its solid ink products.  There can be no assurance that this level of activity will continue in subsequent periods.

For the six months ended December 31, 2010, as compared to the same period last year, net revenues increased by $317,000 or 7% from $4,528,000 to $4,845,000.  This increase is primarily a result of the size of the initial stocking order from our new distributor.  The effect of foreign currency changes for the six months was a reduction in revenues of $206,000.  We ended the quarter with an order backlog of $416,000.  For the comparative year ago period, we had $217,000 of order backlog at December 31, 2009.

Gross Profit.   Consolidated gross profit for the three months ended December 31, 2010, compared to the same period last year, increased by $295,000 or 28% to $1,349,000 from $1,054,000.  For the three months ended December 31, 2010, our gross margins increased to 48.9% from 47% in the comparative year ago period.  The year-over-year increase in our gross profit and margins for the quarter was primarily attributed to absorption of our fixed costs due to an increase in sales and the decrease in product warranty expense.

Consolidated gross profit for the six months ended December 31, 2010, compared to the same period last year, increased by $275,000 or 15% to $2,162,000 from $1,887,000.  For the six months ended December 31, 2010, our gross margins increased to 44.6% from $41.7% in the comparative year ago period.  The year-over-year increase in our gross profit and margins for the six months was similar to the reasons for our increase during the three months ended December 31, 2010.

Our margins reflect two main products.  Generally, our non-industrial solid ink products generate greater margins than do our industrial inks.  As a result, our margins can vary as a function of the industrial to non-industrial solid ink sales mix.  We expect to see changes in our margins, dependent upon changes in our sales mix.

Research and Development.   Research and development spending for the three months ended December 31, 2010, compared to the same period last year, decreased by $124,000 or 46% to $147,000 from $271,000. For the six months ended December 31, 2010, compared to the same period last year, research and development spending decreased by $220,000 or 45%.  This decrease was a result of a decrease in personnel costs during the period.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended December 31, 2010, compared to the same period last year, decreased by $643,000 or 38% to $1,073,000 from $1,716,000.  For the six months ended December 31, 2010, selling, general and administrative expense, exclusive of depreciation and amortization, as compared to the same period last year, decreased by $570,000 or 18% to $2,749,000 from $3,319,000.

To Table of Contents

The sale of the toner business resulted in a significant changes in the size, complexity and nature of operations of the Company.  As a result, the Company changed its senior management team and many other functions were eliminated, accordingly, personnel and related costs were significantly reduced during the three and six month period ended December 31, 2010.  The Company did record a severance expense of approximately $1.7 million related to the organizational changes.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended December 31, 2010 compared to the same period last year, decreased by $28,000 or 45% to $35,000 from $63,000.  For the six months ended December 31, 2010, compared to the same period in 2009, non-manufacturing depreciation and amortization expense decreased by $61,000 or 45% to $77,000 from $138,000.  The decrease in non-manufacturing depreciation and amortization expense reflects the decline in our non-manufacturing fixed asset additions over the comparative periods.

Interest Expense.   For the three and six months ended December 31, 2010, we incurred interest expense of $60,000 and $135,000, respectively.  This compares with interest expense of $90,000 and $177,000, respectively, for the prior year’s three and six months ended December 31, 2009.  These changes were the result of year-over-year decreases in the Company’s level of debt, including the repayment of the Company’s bank revolving credit facility, offset by higher interest rates.

Income Taxes.   For the three months ended December 31, 2010, we recorded income tax benefits of $1,142,000.  This compares with income tax benefits of $16,000, for the three months ended December 31, 2009.  For the six months ended December 31, 2010, we recorded income tax benefits of $1,303,000.  This compares with income tax benefits of $99,000, for the six months ended December 31, 2009.   As a result of the sale of the toner business and the related goodwill, the Company no longer needed to provide for the exposure related to its indefinitely lived intangibles and adjusted its deferred taxes accordingly.  Additionally, as a result of the gain on the sale of the toner business, the Company reduced certain of its valuation allowances resulting in a tax benefit from continuing operations and an offsetting tax provision recorded against the gain on discontinued operations.

Discontinued Operations.  Discontinued operations are related to toner products that were sold to Katun Corporation.  We had a loss from discontinued operations of $128,000 for the three month period ended December 31, 2010 and an income from discontinued operations of $174,000 for the six month period ended December 31, 2010.  For the comparable year ago period, we had income of $1,040,000 and $1,902,000 for the three and six month period ended December 31, 2009, respectively.  We recorded a gain on the sale of the toner assets, net of taxes, of $2,869,000 during the three months ended December 31, 2010.  Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three and six months ended December 31, 2010 and 2009, have been adjusted to classify the results as discontinued operations.

Net Income.   For the three and six months ended December 31, 2010, we earned $2,191,000 ($0.17 per share basic and diluted) and $1,506,000 ($0.12 per share basic and diluted), respectively.  This compares with a net loss of $51,000 ($0.00 per share basic and diluted) and $310,000 ($0.03 per share basic and diluted), respectively, for the three and six months ended December 31, 2009.  The difference results from the items previously mentioned above as well as the gain, net of taxes, of approximately $2.87 million from the sale of the toner business.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements, included in Item 1 of Part I of this report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the audited financial statements included in our Form 10-K for the year ended June 30, 2010 filed September 28, 2010.  There were no significant changes in our critical accounting policies during the three months ended December 31, 2010.

To Table of Contents

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2010, our cash and equivalents increased by $5,198,000 to $5,516,000.  Operating activities used $2,128,000 while investing activities provided $9,711,000 and financing activities utilized $2,341,000.  Net cash provided in investing activities of $9,711,000 included the proceeds from the sale of plant equipment and tooling, and purchases of property and equipment.  Purchases of property and equipment represented an increase of $148,000 or 178% over the $83,000 invested during the comparative six months year ended December 31, 2009.  Proceeds from the sale of the toner business were $11,042,500, including restricted cash.

We utilized $2,128,000 of cash in our operating activities for the six months ended December 31, 2010 as compared to utilizing $323,000 during the comparative six months ended December 31, 2009.  The $2,128,000 of cash used by operating activities during the six months ended December 31, 2010 resulted from a $1,506,000 income from operations, non-cash charges totaling $577,000, a gain from the sale of operating toner assets of $2,869,000, and $187,000 of cash utilized as a result of an increase in our non-cash working capital (current assets less cash and cash equivalents net of current liabilities).  The most significant drivers behind the $187,000 decrease in our non-cash working capital include:  (1) a $571,000 decrease in our trade obligations and other accrued expenses; (2) a $440,000 decrease in our accounts receivable; (3) a $88,000 increase in accrued compensation and benefits and severance; and (4) a decrease in accrued product warranties of $147,000.

As a result of the sale of the toner business the Company terminated its then existing credit facility with Sovereign Bank.  Although the Company believes it currently has sufficient working capital to maintain and grow its business in its current shape and form, it may, at a future time, determine that it will need to obtain another credit facility from a financial institution or other funding source.  There can be no guaranty that the Company will be able to obtain that facility and such failure may adversely impact the Company.

SEASONALITY

Historically we have experienced some seasonality in our business, which may increase with the growing significance of our new sole distribution arrangement for the non-industrial solid ink products.  Accordingly, we may experience a more notable level of seasonality, especially during the summer months and other periods such as calendar year end.

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates.  We do not hedge our foreign currency exposures and we had no forward foreign exchange contracts outstanding as of December 31, 2010.  In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

A small portion of our business is conducted in countries other than the U.S.  We are primarily exposed to changes in exchange rates for the euro and the British pound.  At December 31, 2010, approximately 92% of our receivables were invoiced and collected in U.S. dollars.

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

Interest Rate Risk

At December 31, 2010, we did not have debt outstanding under any lines of credit or term notes.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To Table of Contents

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The information set forth above under Note 8 contained in the “Notes to condensed consolidated financial statements” in Item 1 of Part I of this report is incorporated herein by reference.

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: February 14, 2011	By:	/s/ Marc D. Durand
Marc D, Durand
Chief Executive Officer

Dated: February 14, 2011	By:	/s/ Denise Hawkins
Denise Hawkins
Chief Financial Officer