Form 10-Q
period 2011-03-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2011-05-13
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, we had 13,492,374 shares of common stock outstanding.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30,
ASSETS	(Unaudited)	2010
CURRENT ASSETS:
Cash and cash equivalents	$6,628,346	$317,611
Accounts receivable, net	1,397,343	2,674,918
Inventories, net	759,336	1,420,806
Taxes receivable	–	50,506
Prepaid expenses and other current assets	67,587	205,423
Assets of discontinued operations	–	7,281,721
Total Current Assets	8,852,612	11,950,985

PROPERTY AND EQUIPMENT, NET	925,106	1,129,222

OTHER ASSETS:
Goodwill and other intangible assets, net	1,120,072	1,120,072
Restricted cash held in escrow account	1,100,136	–
Other assets	70,911	85,984
Total Other Assets	2,291,119	1,206,056

TOTAL ASSETS	$12,068,837	$14,286,263

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$307,324	$1,201,154
Accrued compensation and benefits	76,800	555,136
Accrued severance expense	502,610	–
Other accrued expenses and current liabilities	564,686	443,641
Income tax payable	5,474	–
Accrued product warranty costs	205,602	432,548
Deferred rent liability	34,853	28,493
10% subordinated debt, net of discount of $113,524 at March 31, 2011	1,136,476	–
Deferred revenue	–	20,097
Total Current Liabilities	2,833,825	2,681,069

OTHER LIABILITIES:
Long-term debt	–	2,340,863
Deferred rent liability	–	29,517
10% subordinated debt, net of discount of $255,376 in June	–	994,624
Deferred tax liabilities	–	904,922
Total Other Liabilities	–	4,269,926

TOTAL LIABILITIES	2,833,825	6,950,995

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.001 par value
Authorized 5,000,000 shares; none issued	–	–
Common Stock, $.001 par value 25,000,000 shares authorized;
issued and outstanding, respectively, 13,492,374 and 13,342,374 shares at March 31, 2011 and 13,292,374 and 12,699,914 shares at June 30, 2010	13,342	12,700
Additional paid-in capital	13,631,183	13,277,405
Accumulated other comprehensive income (loss)	23,854	1,402
Accumulated deficit	(4,433,367)	(5,956,239)
Total Shareholders’ Equity	9,235,012	7,335,268

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,068,837	$14,286,263

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
NET REVENUES	$2,227,666	$2,141,376	$7,072,304	$6,668,914

COST OF GOODS SOLD:
Cost of goods sold, excluding depreciation and amortization, product warranty, shipping and freight	985,347	805,113	2,938,402	2,031,264
Depreciation and amortization	52,576	54,755	165,453	214,296
Product warranty	37,578	468,261	447,529	1,456,124
Shipping and freight	16,758	146,992	223,845	414,244
Total cost of goods sold	1,092,259	1,475,121	3,775,229	4,115,928

GROSS PROFIT	1,135,407	666,255	3,297,075	2,552,986

OTHER COSTS AND EXPENSES:
Research and development	65,625	264,787	335,800	755,071
Selling, general and administrative, excluding depreciation and amortization and severance	938,165	1,920,799	3,687,723	5,240,228
Severance	–	–	1,682,427	–
Depreciation and amortization	28,613	45,432	105,804	183,230
Total other costs and expenses	1,032,403	2,231,018	5,811,754	6,178,529

INCOME (LOSS) FROM OPERATIONS	103,004	(1,564,763)	(2,514,679)	(3,625,543)

Other income	–	213,769	–	213,769
Interest expense	(31,250)	(89,347)	(166,474)	(266,116)
Interest income	7,610	46	10,297	117

Gain (loss) on change in fair value of warrant liabilities	–	4,924	–	(38)
Amortization of debt discount on convertible debt	(50,800)	(37,856)	(141,853)	(105,708)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	28,564	(1,473,227)	(2,812,709)	(3,783,519)
Benefit (Provision) for income taxes	(4,000)	(2,033,167)	1,299,260	(1,934,579)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	24,564	(3,506,394)	(1,513,449)	(5,718,098)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(7,584)	803,383	166,881	2,705,002

GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF INCOME TAXES	–	–	2,869,440	–

NET INCOME (LOSS)	$16,980	$(2,703,011)	$1,522,872	$(3,013,096)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.00	$(0.29)	$(0.12)	$(0.48)
Discontinued operations	$0.00	$0.07	$0.24	$0.23
Net income (loss)	$0.00	$(0.22)	$0.12	$(0.25)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.00	$(0.29)	$(0.12)	$(0.48)
Discontinued operations	$0.00	$0.07	$0.24	$0.23
Net income (loss)	$0.00	$(0.22)	$0.12	$(0.25)
WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic	13,354,088	12,291,692	12,845,972	12,025,210
Diluted	13,426,525	12,291,692	12,845,972	12,025,210

See accompanying notes to condensed consolidated financial statements

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
NINE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
BALANCES, JUNE 30, 2010	12,699,914	$12,700	$13,277,405	$1,402	$(5,956,239)	$7,335,268
Components of comprehensive income:
Net income	–	–	–	–	1,522,872	1,522,872
Cumulative translation adjustment	–	–	–	22,452	–	22,452
Total comprehensive income	–	–	–	–	–	1,545,324
Vested restricted stock units	642,460	642	(642)	–	–	–
Stock-based compensation expense	–	–	354,420	–	–	354,420
BALANCES, MARCH 31, 2011	13,342,374	$13,342	$13,631,183	$23,854	$(4,433,367)	$9,235,012

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,522,872	$(3,013,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332,239	545,321
Stock-based compensation expense	353,013	470,679
Deferred income taxes	(1,149,630)	1,934,579
Provision for (reduction of) inventory obsolescence reserves	37,707	(20,053)
Provision for (recoveries of) returns and doubtful accounts allowance	(32,486)	109,239
Amortization of debt discount on convertible debt	141,853	105,708
Loss on change in fair value of warrant liabilities	–	38
Gain on sale of toner business	(2,869,440)	–
Changes in operating assets and liabilities:
Accounts receivable	1,309,936	207,602
Inventories	179,244	(429,411)
Income taxes	55,980	(29,086)
Prepaid expenses and other current assets	61,579	165,886
Accounts payable	(893,734)	293,197
Accrued compensation and benefits	(478,336)	(131,042)
Accrued severance	502,610	–
Other accrued expenses and current liabilities	144,729	(562,170)
Accrued product warranty costs	(226,946)	(611)
Deferred rent liability	(23,157)	(56,448)
Deferred revenue	(20,097)	(205,835)
Net cash used in operating activities	(1,052,064)	(615,503)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(1,100,136)	–
Purchases of property and equipment	(237,498)	(148,461)
Proceeds from sale of operating toner business	11,042,500	–
Net cash provided (used) in investing activities	9,704,866	(148,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash	–	32,515
Bank credit line proceeds (repayments), net	(840,863)	439,057
Bank term loan repayments	(1,500,000)	–
Capital lease obligation repayments	–	(69,815)
Net cash used in financing activities	(2,340,863)	401,757
Effect of exchange rate changes on cash and cash equivalents	(1,204)	(30,651)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,310,735	(392,858)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	317,611	550,602

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,628,346	$157,744

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$83,680	$221,369
Income taxes paid (refunded)	$(44,500)	$49,160

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business.   Media Sciences International, Inc. is a holding company which conducts its business through its operating subsidiaries.  The Company is a manufacturer of business color printer supplies and industrial ink applications, which the Company distributes through a distribution channel and direct to original equipment manufacturers.  As more fully discussed in Note 9, the Company sold substantially all of its assets related to its toner business and discontinued distributing toner related products.  The resulting business is a manufacturer of solid ink and industrial ink products sold to an individual company or through an exclusive distribution channel.  On April 22, 2011, the Company entered into an agreement settling a patent infringement lawsuit.  Under the terms of the settlement, the parties resolved, on mutually agreeable terms, infringement claims on certain Xerox-held patents related to the shape of the ink sticks, and the parties will exchange certain other business and financial considerations, over a brief ensuing period.  The Company will deliver to Xerox certain inventory and assets related to industrial ink, the Company will assign certain patent and other intellectual property rights to Xerox, and the Company will cease manufacturing its inks for use in Xerox color printers.   The Company will continue to manufacture certain industrial ink products and to supply those products to Xerox for several months, after which the Company will cease manufacturing industrial ink products (see Note 11).

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

The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  During the quarter ended December 31, 2010, the Company discontinued selling toner related products as more fully described in Note 9.  Accordingly, the financial statements for the periods prior to the sale have been adjusted to reflect the discontinued operations of the toner business and the related continuing operations of the Company.  As of March 31, 2011, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended June 30, 2010.

The results of operations for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2011.

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

Restricted Cash.  At March 31, 2011 and June 30, 2010, $1,100,136, and $87,843, respectively, of bank deposits were classified as restricted.  The June 30, 2010 balance was restricted due to regulatory restrictions impacting the availability of the funds during dissolution of the legal entity in China. This restricted cash is reflected in prepaid expenses and other current assets in the condensed consolidated balance sheet of June 30, 2010.  The March 31, 2011 balance was restricted due to funds held in escrow in conjunction with an indemnity clause related to the sale of toner assets (see also Note 9).  This restricted cash is reflected in other assets in the condensed consolidated balance sheet at March 31, 2011.

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

In December 2010, the FASB issued Update No. 2010-28, Intangibles-Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).  This Update provides amendments to Topic 350 to clarify the guidance on how to determine the carrying amount or measure the fair value of the reporting unit when the reporting unit has zero or negative carrying amounts of goodwill.  This standard becomes effective for the Company’s fiscal year, and interim periods on or after July 1, 2011.  The Company does not expect this guidance to have an impact on our financial position, results of operations and cash flows.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

		March 31 2011
		(Unaudited)	June 30, 2010
Accounts receivable, net
Accounts receivable, gross		$1,553,537	$2,863,598
Allowance for doubtful accounts		(40,000)	(20,000)
Allowance for returns		(116,194)	(168,680)
		$1,397,343	$2,674,918

Inventories, net of reserves
Raw materials		$435,112	$555,252
Finished goods		477,458	981,081
Less: reserves for obsolescence		(153,234)	(115,527)
		$759,336	$1,420,806

Property and Equipment, net	Useful Lives
Equipment	3 – 7 years	$2,806,006	$2,771,362
Furniture and fixtures	7 years	576,467	576,467
Automobiles	5 years	30,434	30,434
Leasehold improvements	5 – 10 years	929,762	913,743
Tooling and molds	3 years	692,231	675,618
		5,034,900	4,967,624
Less: Accumulated depreciation and amortization		4,109,794	3,838,402
		$925,106	$1,129,222

Goodwill and other intangible assets, net
Goodwill		$1,239,368	$1,239,368
Other	1-15 years	46,000	46,000
		1,285,368	1,285,368
Less: Accumulated amortization		165,296	165,296
		$1,120,072	$1,120,072

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT

Bank Debt

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

	March 31, 2011
	(Unaudited)	June 30, 2010
Bank term notes	$–	$1,500,000
Bank line of credit	–	840,863
Long-term debt	$–	$2,340,863
Total bank debt	$–	$2,340,863

On November 8, 2010, as a result of the sale of the Company’s toner business as more fully disclosed in Note 9, the Company terminated and repaid all of its outstanding balance under its existing revolving credit facility with Sovereign Bank.  This facility was previously amended on September 27, 2010 so as to terminate on October 1, 2011.  As amended, the advance limit under the line of credit was the lesser of: (a) $4,000,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $1,000,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line.  The line of credit was collateralized by a first priority security interest in substantially all of our U.S. based assets and our foreign receivables and required payments of interest only.  As amended, the interest rate on the term note and the line of credit varied based on the bank’s prime rate and was equal to the greater of the bank’s prime rate plus 4% or 8%.

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

The various elements of the September 24, 2008 transaction were recorded on a relative fair value basis in accordance with authoritative guidance.  The $486,615 fair value of the warrants and the debt’s beneficial conversion feature was recorded to equity and as a debt discount to the value of the convertible note.  This discount is being amortized using the effective interest method over the three year term of the convertible note.  Amortization of debt discount on this convertible note payable amounted to $50,800 and $141,853, respectively, for the three and nine months ended March 31, 2011 and $37,856 and $105,708, respectively, for the three and nine months ended March 31, 2010.  The remaining unamortized discount was $113,524 at March 31, 2011.  In connection with this transaction, the Company also recognized a $63,955 increase in its deferred tax liabilities reflecting the non-deductible nature of future debt discount amortization that will result from the value of the beneficial conversion feature.

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

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2011	2010		2011		2010
Numerator for basic and diluted:
Income (loss) from continuing operations	$24,564		$(3,506,394)		$(1,513,449)	$(5,718,098)
Income (loss) from discontinued operations	$(7,584)		$803,383		$3,036,321	$2,705,002
Net income (loss)	$16,980		$(2,703,011)		$1,522,872	$(3,013,096)

Denominator :
For basic loss per common share – weighted average shares outstanding	13,354,088		12,291,692		12,845,972	12,025,210
Effect of dilutive securities - stock options, unvested restricted stock units and warrants	72,437		–		–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	13,426,525		12,291,692		12,845,972	12,025,210

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.00)		$(0.29)	$	(0.12)	$(0.48)
Income from discontinued operations	$0.00		$0.07		$0.24	$0.23
Net income (loss)	$0.00		$(0.22)		$0.12	$(0.25)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.00)	$	(0.29)		$(0.12)	$(0.48)
Income from discontinued operations	$0.00		$0.07		$0.24	$0.23
Net income (loss)	$0.00		$(0.22)		$0.12	$(0.25)

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME (LOSS) PER SHARE (CONTINUED)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2011 and 2010 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss from continuing operations for those periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Options and warrants	1,097,796	752,043	1,097,796	752,043

NOTE 6 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three and nine months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$3,369	$69,034	$138,139	$209,589
Employee restricted stock units	6,926	44,243	129,031	185,596
Non-employee director restricted stock units	–	15,708	87,250	83,862
Amounts capitalized as inventory	–	(3,237)	(1,407)	(8,368)
Total stock-based compensation expense	$10,295	$125,748	353,013	470,679
Tax effect of stock-based compensation recognized	2,517	–	(114,603)	–
Net effect on net income/ loss	$7,778	$125,748	$238,410	$470,679

As of March 31, 2011, the unrecorded deferred stock-based compensation balance was $28,548 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 3 years.

During the three months ended March 31, 2011, the Company did not grant any stock options.  During the nine months ended March 31, 2011, the Company granted 100,002 stock options with a grant date fair value of $12,780, after estimated forfeitures.  During the three and nine months ended March 31, 2010, the Company did not grant any stock options. During the three months ended March 31, 2011, the Company did not grant any shares of restricted stock.  During the nine months ended March 31, 2011, the Company granted 200,000 shares of restricted stock with a grant date fair value of $34,772, after estimated forfeitures.  During the three and nine months ended March 31, 2010, the Company granted 577,000 shares of restricted stock with a grant date fair value of $243,050, after estimated forfeitures.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011 (b)	2010 (a)	2011	2010(a)
Risk-free interest rate	–	–	1.7%	–
Dividend yield	–	–	0.0%	–
Expected stock price volatility	–	–	64%	–
Average expected life of options	–	–	4.8 years	–

(a)      No stock options were granted during the three or nine months ended March 31, 2010.
(b)      No stock options were granted during the three months ended March 31, 2011.

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

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program presently consists of three plans (the “Plans”): the Company’s 1998 Incentive Plan, as Amended and Restated (the “1998 Plan”); the Company’s 2006 Stock Incentive Plan, as Amended and Restated (the “2006 Plan”); and the Company’s 2009 Stock Incentive Plan (the “2009 Plan”).  Under these Plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards.  Under the equity incentive program, stock options generally have a vesting period of three to five years, are exercisable for a period not to exceed ten years from the date of issuance and are not granted at prices less than the fair market value of the Company’s common stock at the grant date.  Restricted stock units may be granted with varying service-based vesting requirements.

As of March 31, 2011, there are no common shares remaining available for future issuance under the 1998 Plan, which expired on June 17, 2008.  Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of March 31, 2011, 27,391 common shares were available for future issuance under the 2006 Plan.  Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of March 31, 2011, 187,998 common shares were available for future issuance under the 2009 Plan.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2010	1,077,128	$3.25
Nine months ended March 31, 2011:
Options granted	100,002	0.34
Options exercised	–	–
Options cancelled/expired/forfeited	(79,334)	2.98
Balance outstanding at March 31, 2011	1,097,796	$3.01

The options outstanding and exercisable at March 31, 2011 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.34 to $0.85	166,002	5.7	$0.39	166,002	$0.39
$1.00 to $2.00	395,115	2.3	1.97	395,115	1.97
$2.01 to $6.33	536,679	3.7	4.58	536,679	4.58
	1,097,796	3.5	$3.01	1,097,796	$3.01

At March 31, 2011, none of the Company’s exercisable options were in-the-money.  Accordingly, all outstanding and exercisable options at that date had no aggregate intrinsic value.  No options were exercised during the three or nine months ended March 31, 2011.

No stock options were granted during the three months ended March 31, 2011.  The weighted average grant date fair value of options granted during the nine months ended March 31, 2011 was $0.21.  No stock options were granted during the three or nine months ended March 31, 2010.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

No restricted stock units were granted during the three months ended March 31, 2011.  The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award.  Stock-based compensation expense, net of estimate forfeitures, for restricted stock units for the three and nine months ended March 31, 2011 was $6,926 and $216,281, respectively.

As of March 31, 2011, there was $27,893 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.  That cost is expected to be recognized over an estimated weighted average period of 3 years.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Value Per Share
Balance unvested at June 30, 2010	592,460	$456,330	$0.77

Nine months ended March 31, 2011:
Restricted stock units granted	200,000	50,025	0.25
Restricted stock units vested	(642,460)	(473,355)	0.74
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at March 31, 2011	150,000	$33,000	$0.22

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

Changes in accrued product warranty costs for the three and nine months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31
	2011	2010	2011	2010
Accrued product warranty costs at the beginning of the period	$285,548	$447,967	$432,548	$436,578

Warranties accrued during the period	37,578	468,261	447,529	1,456,124
Warranties settled during the period	(117,524)	(480,261)	(674,475)	(1,456,735)
Net change in accrued warranty costs	(79,946)	(12,000)	(226,946)	(611)

Accrued product warranty costs at the end of the period	$205,602	$435,967	$205,602	$435,967

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

On June 23, 2006, Xerox Corporation filed a patent infringement lawsuit in the United States District Court, for the Southern District of New York, Case No. 06CV4872, against Media Sciences International, Inc. and Media Sciences, Inc., alleging that the Company’s solid inks designed for use in the Xerox Phaser 8500 and 8550 printers infringe four Xerox-held patents related to the shape of the ink sticks in combination with the Xerox ink stick feed assembly.  The suit sought unspecified damages and fees.  In the Company’s answer and counterclaims in this action, it denied infringement and it sought a finding of invalidity of the Xerox patents in question.  The Company also submitted counterclaims against Xerox for breach of contract and violation of U.S. antitrust laws, seeking treble damages and recovery of legal fees.  On September 14, 2007, the court denied Xerox’s motion to dismiss the antitrust counterclaims brought by the Company.  Pre-trial discovery on the infringement action was completed in September 2007.  Pre-trial discovery on the Company’s antitrust action was completed in July 2008.  In March 2009 the court dismissed, without prejudice, the Company’s antitrust claims relating to Xerox’s loyalty rebate programs.  In the ruling, the court relied on a 2001 Settlement Agreement between the parties resulting from a different matter, and found that before such claims are pursued, the Company must submit to arbitration.  In September 2009, the court dismissed the Company’s remaining antitrust claims not relating to Xerox’s loyalty rebate programs.  In March 2010 the court issued a ruling on a Markman hearing held in November 2008.   The Company believes the ruling to be highly favorable.  In July 2010, the Company filed a motion for summary judgment in its favor based on the grounds that the ink sticks sold by the Company do not infringe the claims asserted by Xerox, as they were construed by the Court.

On April 22, 2011, Media Sciences International, Inc., Media Sciences, Inc. and Xerox Corporation entered into an agreement settling the patent infringement lawsuit, as more fully described in Note 11.

NOTE 9 – DISCONTINUED OPERATIONS

On November 8, 2010, the Company elected to discontinue selling toner related products and sold substantially all of its toner assets to Katun Corporation and one of its subsidiaries, including inventory, fixed assets and intangibles, as well as its business name and trademarks, for approximately $11 million cash.  Of this purchase price approximately $1.1 million is to be held in escrow for a fifteen month period to cover indemnity claims as more fully described in the agreement.  Katun Corporation has filed claims against the escrow which the Company is disputing and believes it will prevail. The Company subsequently entered into a licensing arrangement with Katun whereby it could continue to use the corporate name and other intellectual property.  The Company recorded a net gain from this transaction of $2,869,440 (net of a tax provision of $244,560).  The Company has reclassified all of its activity related to the toner business as discontinued operations for all periods presented prior to the sale.

In connection with this transaction the Company terminated 29 employees and accepted the resignations of the Company’s Chief Executive Officer and Chief Financial Officer.  The Company incurred total severance expense in the amount of $1,682,427, $1,179,817 of which has been paid to date with the remaining $502,610 to be paid in May of 2011.

Upon the completion of the sale to Katun, the Company entered into a three year distribution agreement with Katun whereby Katun became the exclusive worldwide distributor of all of the Company’s solid ink products.  This distribution agreement was terminated effective April 22, 2011.  The Company will record an early termination penalty of $250,000 in the fourth quarter 2011.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DISCONTINUED OPERATIONS (CONTINUED)

Assets of discontinued operations are summarized as follows:

	November 8, 2010	June 30, 2010
Inventories, net	$4,501,160	$4,055,235
Prepaid assets	130,748	39,419
Property and Equipment, net	832,300	722,908
Goodwill, net	2,464,159	2,464,159
Assets of discontinued operations	$7,928,367	$7,281,721

Summarized statement of operations data for discontinued operations are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net sales	$(254)	$3,033,593	$3,927,382	$9,599,124
Pre-tax income (loss) from discontinued operations	$(7,584)	$803,383	$328,526	$2,705,002
Income tax expense (benefit)	–	–	161,645	–
Gain on sale	–	–	$3,114,133	–
Income tax expense	–	–	244,693	–
Income from discontinued operations, net of income taxes	$(7,584)	$803,383	$3,036,321	$2,705,002

NOTE 10 – CUSTOMER CONCENTRATIONS

During the three and nine months ended March 31, 2011, two customers represented 90% and 9% of the Company’s net revenues and two customers represented 16% and 13%,respectively of the Company’s net revenues. Among this group, the largest customer represents 91% of accounts receivable at March 31, 2011.  During the three and nine months ended March 31, 2010, three customers represented 21%, 11%, and 11% of the Company’s net revenues and 20%, 11%, and 10%, respectively of the Company’s net revenues.  This group represented 12%, 13% and 14% of the Company’s accounts receivable at March 31, 2010.

NOTE 11 – SUBSEQUENT EVENT

On April 22, 2011, Media Sciences International, Inc., Media Sciences, Inc. and Xerox Corporation entered into an agreement settling a patent infringement lawsuit before the United States District Court for the Southern District of New York, Case No. 06CV4872.  Under the terms of the settlement, all claims of the parties in the litigation were resolved by the exchange of releases that the Company received from Xerox and that the Company provided to Xerox, and additional consideration exchanged between the parties.  The settlement agreement was deemed entered into and became effective on April 22, 2011, and the parties agreed to apply for an order granting consent dismissal of the litigation.  Under the terms of the settlement, the parties resolved, on mutually agreeable terms, infringement claims on certain Xerox-held patents related to the shape of the ink sticks, and the parties will exchange certain other business and financial considerations, over a brief ensuing period.  The Company will continue to manufacture certain industrial ink products and to supply those products to Xerox for several months, after which the Company will cease manufacturing industrial ink products.  The Company will deliver to Xerox certain inventory and assets related to industrial ink, the Company will assign certain patent and other intellectual property rights to Xerox, and the Company will cease manufacturing its inks for use in Xerox color printers.  The Company will receive certain financial consideration as a result of the settlement to be recognized in the fourth quarter of 2011, along with any costs related to the settlement and wind down of the industrial ink operations.  Each party will bear its own fees, costs and expenses relating to the litigation.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENT (CONTINUED)

Subsequent to the Company completing the transaction with Katun Corporation, the Company’s Board of Directors has been reviewing various business, financial and operating options available to the Company.  This review will now take into consideration that the Company is no longer actively engaged in the industrial ink business which is expected to be discontinued by the end of its current fiscal year.  The Board is continuing such review and discussion.

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

EXECUTIVE SUMMARY

After a second quarter of our fiscal year in which we sold our toner business to Katun Corporation and signed a master distribution agreement as well, Media Sciences experienced a stabilization of our sales and operations throughout the third quarter.  Sales normalized after significant stocking orders occurred at the end of the second quarter to kick-off our new distribution agreement with Katun on solid inks, and operations settled after the changes made to both personnel and corporate structure occurred in December.  However, we subsequently terminated the distribution agreement with Katun Corporation in connection with our settlement of a lawsuit with Xerox Corporation.

Our gross margins have been favorably affected by the decrease in product warranty expense and our ability to absorb our fixed costs over a larger revenue base.  Reducing warranty expense has been, and remains, a high priority for the organization.

The Board of Directors and management undertook an effort during the quarter to further preserve and enhance shareholder value, by pursuing and successfully settling the litigation with Xerox.  This was achieved subsequent to the quarter end (as is more fully disclosed in Note 11).  The Board of Directors is continuing to review various business, financial and operating options available to the Company, and will advise at a later date.

RESULTS OF OPERATIONS

Net Revenues.   For the three months ended March 31, 2011, as compared to the same period last year, net revenues increased by $87,000 or 4% from $2,141,000 to $2,228,000.  This increase is primarily a result of the non-returnable orders received from the Company’s exclusive distributor of its solid ink products.

For the nine months ended March 31, 2011, as compared to the same period last year, net revenues increased by $403,000 or 6% from $6,669,000 to $7,072,000.  This increase is primarily a result of the size of the orders from our new distributor.  The effect of foreign currency changes for the nine months was a reduction in revenues of $127,000.  We ended the quarter with an order backlog of $84,000.  For the comparative year ago period, we had $434,000 of order backlog at March 31, 2010.   The lower backlog at the end of the quarter is a result of the settlement agreement disclosed in Note 11.

Gross Profit.   Consolidated gross profit for the three months ended March 31, 2011, compared to the same period last year, increased by $469,000 or 70% to $1,135,000 from $666,000.  For the three months ended March 31, 2011, our gross margins increased to 51.0% from 31.1% in the comparative year ago period.  The year-over-year increase in our gross profit and margins for the quarter was primarily attributed to absorption of our fixed costs due to an increase in sales and the decrease in product warranty expense.

Consolidated gross profit for the nine months ended March 31, 2011, compared to the same period last year, increased by $744,000 or 29% to $3,297,000 from $2,553,000.  For the nine months ended March 31, 2011, our gross margins increased to 46.6% from 38.3% in the comparative year ago period.  The year-over-year increase in our gross profit and margins for the nine months was similar to the reasons for our increase during the three months ended March 31, 2011.

Our margins reflect two main products.  Generally, our non-industrial solid ink products generate greater margins than do our industrial inks.  As a result, our margins can vary as a function of the industrial to non-industrial solid ink sales mix.  We expect to see changes in our margins, dependent upon changes in our sales mix.

Research and Development.   Research and development spending for the three months ended March 31, 2011, compared to the same period last year, decreased by $199,000 or 75% to $66,000 from $265,000. For the nine months ended March 31, 2011, compared to the same period last year, research and development spending decreased by $419,000 or 56% to $336,000 from $755,000.  This decrease was a result of a decrease in personnel costs during the period.

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended March 31, 2011, compared to the same period last year, decreased by $983,000 or 51% to $938,000 from $1,921,000.  For the nine months ended March 31, 2011, selling, general and administrative expense, exclusive of depreciation and amortization, as compared to the same period last year, decreased by $1,552,000 or 30% to $3,688,000 from $5,240,000.

The sale of the toner business resulted in a significant changes in the size, complexity and nature of operations of the Company.  As a result, the Company changed its senior management team and many other functions were eliminated, accordingly, personnel and related costs were significantly reduced during the nine month period ended March 31, 2011.  The Company did record a severance expense of approximately $1.7 million related to the organizational changes.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended March 31, 2011 compared to the same period last year, decreased by $16,000 or 37% to $29,000 from $45,000.  For the nine months ended March 31, 2011, compared to the same period in 2010, non-manufacturing depreciation and amortization expense decreased by $77,000 or 42% to $106,000 from $183,000.  The decrease in non-manufacturing depreciation and amortization expense reflects the decline in our non-manufacturing fixed asset additions over the comparative periods.

Interest Expense.   For the three and nine months ended March 31, 2011, we incurred interest expense of $31,000 and $166,000, respectively.  This compares with interest expense of $89,000 and $266,000, respectively, for the prior year’s three and nine months ended March 31, 2010.  These changes were the result of year-over-year decreases in the Company’s level of debt, including the repayment of the Company’s bank revolving credit facility, offset by higher interest rates.

Income Taxes.   For the three months ended March 31, 2011, we recorded income tax expense of $4,000.  This compares with income tax expense of $2,033,000, for the three months ended March 31, 2010.  For the nine months ended March 31, 2011, we recorded income tax benefits of $1,299,000.  This compares with income tax expense of $1,935,000, for the nine months ended March 31, 2010.   As a result of the sale of the toner business and the related goodwill, the Company no longer needed to provide for the exposure related to its indefinitely lived intangibles and adjusted its deferred taxes accordingly.  Additionally, as a result of the gain on the sale of the toner business, the Company reduced certain of its valuation allowances resulting in a tax benefit from continuing operations and an offsetting tax provision recorded against the gain on discontinued operations.

Discontinued Operations.  Discontinued operations are related to toner products that were sold to Katun Corporation.  We had a loss from discontinued operations of $8,000 for the three month period ended March 31, 2011 and income from discontinued operations of $167,000 for the nine month period ended March 31, 2011.  For the comparable year ago period, we had income of $803,000 and $2,705,000 for the three and nine month period ended March 31, 2010, respectively.  We recorded a gain on the sale of the toner assets, net of taxes, of $2,869,000 during the nine months ended March 31, 2011.  Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2011 and 2010, have been adjusted to classify the results as discontinued operations.

Net Income.   For the three and nine months ended March 31, 2011, we earned $17,000 ($0.00 per share basic and diluted) and $1,523,000 ($0.12 per share basic and diluted), respectively.  This compares with a net loss of $2,703,000 ($0.22 per share basic and diluted) and $3,013,000 ($0.25 per share basic and diluted), respectively, for the three and nine months ended March 31, 2010.  The difference results from the items previously mentioned above as well as the gain, net of taxes, of approximately $2.87 million from the sale of the toner business.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements, included in Item 1 of Part I of this report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the audited financial statements included in our Form 10-K for the year ended June 30, 2010 filed September 28, 2010.  There were no significant changes in our critical accounting policies during the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2011, our cash and equivalents increased by $6,311,000 to $6,628,000.  Operating activities used $1,052,000 while investing activities provided $9,705,000 and financing activities utilized $2,341,000.  Net cash provided in investing activities of $9,705,000 included the proceeds from the sale of plant equipment and tooling, and purchases of property and equipment.  Purchases of property and equipment represented an increase of $237,000 or 60% over the $148,000 invested during the comparative nine months year ended March 31, 2010.  Proceeds from the sale of the toner business were $11,042,500, including restricted cash.

We utilized $1,052,000 of cash in our operating activities for the nine months ended March 31, 2011 as compared to utilizing $616,000 during the comparative nine months ended March 31, 2010.  The $1,052,000 of cash used by operating activities during the nine months ended March 31, 2011 resulted from a $1,523,000 income from operations, non-cash charges totaling $317,000, a gain from the sale of operating toner assets of $2,869,000, and $611,000 of cash provided as a result of an increase in our non-cash working capital (current assets less cash and cash equivalents net of current liabilities).  The most significant drivers behind the $611,000 increase in our non-cash working capital include:  (1) a $749,000 decrease in our trade obligations and other accrued expenses; (2) a $1,310,000 decrease in our accounts receivable; (3) a $227,000 decrease in accrued product warranties; and (4) a decrease in our inventories of $179,000.

As a result of the sale of the toner business the Company terminated its then existing credit facility with Sovereign Bank.  Although the Company believes it currently has sufficient working capital to maintain and grow its business, it may, at a future time, determine that it will need to obtain another credit facility from a financial institution or other funding source.  There can be no guaranty that the Company will be able to obtain that facility and such failure may adversely impact the Company.

SEASONALITY

Historically we have experienced some seasonality in our business, especially during the summer months and other periods such as calendar year end.

MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates.  We do not hedge our foreign currency exposures and we had no forward foreign exchange contracts outstanding as of March 31, 2011.  In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

The effect of foreign currency changes for the nine months was a reduction in revenues of $127,000.

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

Interest Rate Risk

At March 31, 2011, we did not have debt outstanding under any lines of credit or term notes.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: May 13, 2011	By:	/s/ Marc D. Durand
Marc D, Durand
Chief Executive Officer

Dated: May 13, 2011	By:	/s/ Denise Hawkins
Denise Hawkins
Chief Financial Officer