Form 10-K
period 2011-06-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2011-10-12
CIK 1024022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

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

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on December 31, 2010 was $2,345,349.

As of October 11, 2011, we had 13,647,376 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

MEDIA SCIENCES INTERNATIONAL, INC.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This report contains forward-looking information, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about our financial results and estimates, business plans and prospects that involve substantial risks and uncertainties.  You can identify these statements by the fact that they do not relate strictly to historic or current facts. These forward-looking statements use terms such as “believes,” “expects,” “may”, “will,” “should,” “anticipates,” “estimate,” “project,” “plan,” or “forecast” or other words of similar meaning relating to future operating or financial performance or by discussions of strategy that involve risks and uncertainties.  From time to time, we also may make oral or written forward-looking statements in other materials we release to the public.

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

PART I

ITEM 1.     BUSINESS

Business Development and Company Overview

Media Sciences International, Inc. is a Delaware corporation that was originally incorporated in Utah in 1983 under the name Communitra Energy, Inc.  In 1998, we reincorporated in Delaware under the name Cadapult Graphic Systems, Inc.  In 2002, we changed our corporate name to Media Sciences International, Inc.

Media Sciences International, Inc. is a holding company that conducted substantially all of its operations through its subsidiaries.  Media Sciences International, Inc. has two wholly-owned operating subsidiaries:  Media Sciences, Inc. and Cadapult Graphic Systems, Inc.

The Company was a manufacturer of business color printer supplies and industrial ink applications, which the Company distributed through a distribution channel and direct to original equipment manufacturers.  Through two transactions in the year ending June 30, 2011, we sold one of our product lines and exited the other.  On November 8, 2010, the Company elected to discontinue selling toner related products and sold substantially all of its toner assets to Katun Corporation.  On April 22, 2011, the Company entered into an agreement with Xerox settling a patent infringement lawsuit, after which the Company ceased manufacturing its inks for use in Xerox color printers and effectively exited the ink business.  As a result, we currently have no substantive operations.

Our headquarters are located at 8 Allerman Road, Oakland, New Jersey 07436, and our telephone number is 201-677-9311.  Our website is www.mediasciences.com.

Business

The Company was a manufacturer of business color printer supplies and industrial ink applications, which the Company distributed through a distribution channel and direct to original equipment manufacturers.  We offered color toner cartridges and solid ink for use in nine printer brands and over 100 printer models.  Typically, our products were priced to the end user at a 25-40% discount from the printer manufacturers brand supplies.

Through two transactions in the year ending June 30, 2011, we sold one of our product lines and exited the other.  As a result, we currently have no substantive operations.  While we are reviewing all options available to us, including the acquisition of a new business by means of merger or otherwise, we currently expect to wind down and dissolve the company.  There may or may not be additional distributions to our stockholders during and at the end of this process.

Principal Products

We presently do not offer any products or services.  We manufactured and distributed solid ink sticks for use in substantially all business color solid ink printers.  Our solid inks offer the end user the opportunity to save 30-40% on their solid inks purchases versus buying the Xerox® brand.  We also developed and commercialized application specific solid inks on behalf of certain industrial printer manufacturers.  We also sold toner cartridges for use in over 100 color laser printers manufactured by Xerox®, Konica-Minolta®, Oki®, Epson®, Brother®, Dell®, Samsung® and Ricoh®.

Distribution Methods

We distributed products to our customers in the United States from our Oakland, New Jersey facility.  We distributed products to our customers throughout Western Europe from our third party logistics provider in the Netherlands.  We sold our products through a network of distributors, wholesalers and dealers.  We directly employed sales personnel in the United States and Europe.  We did not sell our products directly to end users.

Status of any Publicly Announced New Product or Service

Not applicable.

Competitive Business Conditions

With respect to our discontinued business, we had competed primarily with the original manufacturer (the OEM) of the printers for which we provide supplies, including Xerox®, Konica-Minolta®, Oki®, Epson®, Brother®, Dell®, Samsung® and Ricoh®. These competitors use several tactics to limit the penetration of aftermarket supplies such as those offered by Media Sciences.  These tactics include protecting their technology through the use of patents, the development of sales and marketing programs that provide for incentives to distributors, wholesalers and dealers who sell exclusively the printer manufacturers’ brand supplies (loyalty programs), and through campaigns intended to instill fear, uncertainty and doubt about the quality of third party supplies into the minds of the end user.  We competed with these manufacturers primarily by offering a compelling value proposition of quality, value (through lower end user costs and higher channel margins) and choice.

Principal Suppliers and Raw Materials

Some key components and raw materials, including certain toners and electronic chips, were obtained only from a single supplier or a limited group of suppliers, either because alternative sources were not available or the relationship was advantageous due to performance, quality, support, delivery, capacity, or price considerations.  Currently, we are not dependent on any suppliers.

Major Customers

With respect to current operations, we are not dependent on any customers.  In 2011, two customers represented 22% and 11% of the Company’s sales from discontinued operations, respectively.  In 2010, three customers represented 19%, 12% and 10% of the Company’s sales from discontinued operations, respectively.

Intellectual Property

Not applicable.

Need for Government Approval

Not applicable.

Government Regulation

Not applicable.

Research and Development

Not applicable.

Compliance with Environmental Laws

Not applicable.

Employees

We currently have 3 employees, who all work on a full-time basis.

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

Our product warranty and related expenses could substantially increase our costs, and affect any potential distributions to our stockholders.

Our warranty program exposes us to substantial costs that could affect our ability to distribute additional funds to our stockholders.  Our warranty provides in most cases, broader and more complete coverage than that provided by the original equipment printer manufacturer. We provide warranties for our products as to suitability for use in the intended printer models and that our products are free of defects that could cause damage to these printers. Costs covered include customary charges for the repair or replacement of the printer with an equivalent new or refurbished printer, at our sole discretion.

Despite the sale of our toner product line and exit from the solid ink business, we continue to be exposed to warranty expenses associated with the products manufactured and distributed before the ceasing of our operations.  Some of the products we offered are internally complex and, despite extensive testing and quality control, may contain defects. Because we provide warranties to our customers, we may incur costs with remedying the problem. We may need to recall defective products if these defects are not discovered until after commercial shipment and may incur substantial product warranty and service costs if our products damage customer printers. Accordingly, any product defects could have a material and adverse effect on our business, financial condition, and our ability to make distributions to our stockholders.

Local laws in effect or that may be enacted in foreign jurisdictions may afford less protection to holders of our securities than those in effect in the United States.

We presently have four non-U.S. subsidiaries, Media Sciences U.K. Limited, Media Sciences Trading Ltd. (a Bermudan entity), SAMC Funding I Limited (a Cayman Islands entity) and Media Sciences Hong Kong Co. Ltd. (a Hong Kong entity). These foreign subsidiaries are organized under the laws of their respective jurisdictions. Thus, holders of our securities should not conclude that assets and interests held by such foreign subsidiaries are subject to the same protections afforded similar entities incorporated in a United States jurisdiction.

Existing and future claims of intellectual property infringement against us could seriously harm our business.

It is possible that third parties, including competitors, technology partners, and other technology companies, could claim that our past products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. In the Asset Purchase Agreement with Katun, to whom we sold our toner business, we provided indemnification against claims of intellectual property infringement for the products sold to Katun through November 7, 2013. These types of claims, with or without merit, can cause costly litigation. Costs under this indemnification, when aggregated with all other indemnifications claims that arise through the Agreement with Katun, may not exceed $2 million.

Because of technological changes in our industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain of our products, components, and business methods may have unknowingly infringed existing patents of others. We attempted to ensure that the products we developed, and our processes, did not infringe upon third party patents and other proprietary rights. We typically conducted as many as three independent intellectual property reviews as an integral part of our product development process: an extensive in-house review, a review by external counsel, and our key suppliers conduct their own review. Before product launch, these independent reviews were compared and reconciled. Despite these efforts, we cannot guarantee that this process was effective in preventing the infringement of the patent rights of others.

We do not believe that any threatened litigation, based on our assessment of merit, will have a material adverse effect on our financial condition. However, the litigation process is inherently expensive, uncertain and includes the risk of an unexpected, unfavorable result. Accordingly, it is possible in the future that the eventual outcome of any claims or litigation could materially and adversely affect our financial position and ability to make distributions to our stockholders.

Failure to maintain effective internal control over financial reporting may materially and adversely impact our business.

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

Our stock price has been volatile and has fluctuated significantly in the past and your investment in our stock could lose some or all of its value. For example, during the past twelve months ended June 30, 2011, the sales price of our common stock has fluctuated from a high of $0.55 per share to a low of $0.10 per share. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to the following:

•	quarterly variations in our results of operations;
•	commencement of, or our involvement in, litigation; and
•	claims that may arise as a result of the dissolution process.

The stock market in general and the market for small market capitalization technology companies in particular have experienced extreme price and volume fluctuations. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance. Our fluctuating stock price also carries other risks, including the increased risk of stockholder litigation.

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

Since July 22, 2010, our common stock has been quoted on an electronic quotation system operated by Pink OTC Markets, and is subject to the Securities and Exchange Commission’s “penny stock rules,” which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and “accredited investors.” Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of stockholders to sell their common stock in the secondary market.  Securities quoted on the Pink Sheets generally have significantly less liquidity than securities traded on a national securities exchange, including lower trading volumes, delays in the timing of transactions, reduced securities analyst and news coverage, and lower market prices than might otherwise be obtained. Stockholders may find it difficult to resell their shares at prices quoted on the Pink Sheets or at all. Additionally, our common stock may be more adversely affected by changes in general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Further, we cannot ensure that market makers will make a market in our common stock or that trading of its common stock will continue on the Pink Sheets.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

We have maintained our executive offices in Oakland, New Jersey since 2005 in facilities covering approximately 41,800 square feet.  The facilities were adequately maintained, were suitable for their intended use, and adequately covered by insurance for claims arising out of such occupancies.  The annual rental was $250,000. In July 2011, we entered into an agreement to terminate the lease with an effective date of June 30, 2011.  We can continue to occupy the space through October 31, 2011.   As we no longer have any substantive operations, we no longer need facilities of such size and will seek to occupy offices to match our business needs.

ITEM 3.     LEGAL PROCEEDINGS

At June 30, 2011, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.  See also Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of Part II of this report for a discussion of the litigation settlement.

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB market tier of OTC Markets Group Inc. under the symbol “MSII”.  During our past two fiscal years prior to July 21, 2010, our common stock was listed on the Nasdaq stock exchange.

The following table sets forth, for the periods indicated, the high and low closing sale prices for a share of our common stock, as reported by Nasdaq.

Fiscal Year	Quarter Ended	High	Low
2010	September 30, 2009	$0.65	$0.33
	December 31, 2009	$0.60	$0.35
	March 31, 2010	$0.55	$0.34
	June 30, 2010	$0.70	$0.29
2011	September 30, 2010	$0.37	$0.10
	December 31, 2010	$0.34	$0.15
	March 31, 2011	$0.34	$0.21
	June 30, 2011	$0.55	$0.11

Holders

On September 15, 2011, there were 331 stockholders of record of shares of our common stock.  We estimate that approximately 686 persons held shares in “street name” as of such date.

Dividends

We have never declared any cash dividends on our common stock, other than a one-time special cash distribution paid on June 9, 2011.  Future cash dividends on the common stock, if any, will be at the discretion of our Board of Directors.

No shares of preferred stock are presently outstanding.

Transfer Agent

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.  This discussion contains forward-looking statements, which involve risk and uncertainties.  Our actual results could differ materially from those anticipated in the forward looking statements.

EXECUTIVE SUMMARY

Fiscal 2011 was a transformative year.  In the second quarter of our fiscal year we sold our toner business to Katun Corporation and signed a master distribution agreement and made changes to both personnel and the corporate structure. The Board of Directors and management undertook an effort during the fiscal year to further preserve and enhance stockholder value, by pursuing and successfully settling the litigation with Xerox Corporation.  The result was achieved during the fourth quarter.  In connection with the settlement of the litigation with Xerox, we terminated the distribution agreement with Katun.  Under the terms of the settlement, the parties resolved, on mutually agreeable terms, infringement claims on certain Xerox-held patents related to the shape of the ink sticks, and the parties exchanged certain other business and financial considerations.  The Company delivered to Xerox certain inventory and assets related to industrial ink, the Company assigned certain patent and other intellectual property rights to Xerox, and the Company ceased manufacturing its inks for use in Xerox color printers and effectively exited the ink business.

The Company is no longer actively engaged in any substantial operations and the Board of Directors is reviewing business options, including a proposal for a plan of liquidation.

RESULTS OF OPERATIONS

Selling, General and Administrative.  In fiscal 2011, selling, general and administrative expense, exclusive of depreciation and amortization, increased by $1,297,000, or 57%, over fiscal 2010.  This increase was primarily driven by additional management compensation expenses and board of director fees related to the change in our corporate structure, post disposition of the toner business.

Due to the discontinued operations, expenses related to discontinued operations were reported in discontinued operations and not in selling, general and administrative expenses.  General corporate overhead was not allocated to discontinued operations and thus was reported in selling, general and administrative expenses, as in prior years.  These expenses previously included the payroll related expenses of the Chief Executive Officer and Chief Financial Officer, insurance related to the corporate areas, board of director fees, professional fees as well as corporate rent expenses.

Depreciation and Amortization.  In fiscal 2011, non-manufacturing and non-research and development depreciation and amortization expense decreased by $3,000, or 7%, over fiscal 2010.  This decrease is attributed to efforts by the Company to reduce its capital expenditures.

Interest Expense, net.  In fiscal 2011, we had net interest expense of $460,000, inclusive of $255,000 of non-cash debt discount amortization, versus net interest expense of $498,000 in fiscal 2010.  The year-over-year decrease in net interest expense is due to decreases in our level of borrowing.

Other income.  In fiscal 2011, we did not have other income.  In fiscal 2010, we had other income of $213,000 of non-recurring income from the purchase of stock in a foreign liquidating entity.  There were no other material transactions in connection with this purchase which was determined not to be an acquisition of a business.

Discontinued Operations.  Discontinued operations are related to the toner product line that was sold to Katun as well as the industrial ink product line that was transferred to Xerox and the phaser ink product line that was exited as a result of the settlement of the lawsuit with Xerox.  In fiscal 2011, we had a pre-tax loss from discontinued operations of $517,742.  In fiscal 2010, we had a pre-tax income from discontinued operations of $932,548.  In fiscal 2011, we recorded a gain on the sale of the toner product line, net of taxes, of $2,495,246 and a gain on the litigation settlement, net of taxes, of $2,100,946.

Income Taxes.  For the year ended June 30, 2011, we recorded a benefit for income taxes of $1,627,522 from continuing operations.  For the year ended June 30, 2010, we recorded a provision for income taxes of $1,563,396 from continuing operations, previously associated with the establishment of a valuation allowance for our previously recorded deferred tax assets as it was deemed more likely than not that our Federal net operating loss carry forwards and other future deductible temporary differences will not be realized.  This resulted in deferred tax liabilities which had previously been offset against the deferred tax assets to be recorded as a long term liability on our balance sheet.  Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities.

Net Income (Loss).  For the year ended June 30, 2011, we had income of approximately $1,697,000 or $0.13 per share basic and fully diluted, as compared to the year ended June 30, 2010, where we lost $3,619,000 or ($0.30) per share basic and fully diluted.  Net income for the year ended, June 30, 2011 was primarily generated from the gain on sale of the toner business and the gain on the litigation settlement.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended June 30, 2011, our cash and cash equivalents increased by $3,795,000 to $4,113,000.

We used $2,153,000 of cash from operating activities for the year ended June 30, 2011 as compared to generating $671,000 in the year ended June 30, 2010.  The use of $2,153,000 of cash by operating activities for the year ended June 30, 2011 resulted from $1,697,000 net income, less non-cash adjustments totaling $5,363,000, primarily resulting from the net gain on the sale of the toner business and the net gain on the Xerox litigation settlement, and $1,513,000 of cash provided primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities).  The most significant drivers behind the $1,513,000 increase in our working capital include:  inventory reductions, net of reserve changes in the amount of $246,000 and a decrease in accounts receivable of $2,737,000, achieved during fiscal 2011 offset by a $1,228,000 reduction in our trade obligations and other accrued expenses; and a $299,000 reduction in our accrued product warranties.

We increased our cash provided by investing activities to $14,696,000 in the year ended June 30, 2011 compared to utilizing $443,000 of cash in the year ended June 30, 2010.  This cash was provided primarily by the proceeds from the sale of operating toner assets and the settlement of the litigation with Xerox offset by the purchase of equipment, tooling and leasehold improvements and a net increase in restricted cash resulting from the escrow arrangement pursuant to the sale of the toner business.

During the year ended June 30, 2011, we utilized cash for financing activities of $8,775,000.  We repaid our bank line and term note obligations of $2,341,000 during this period and repaid the 10% subordinated debt of $1,250,000 as well as paid out cash dividends of $5,330,000.  During the year ended June 30, 2010, there was a decrease in cash of $425,000, predominantly as a result of net repayment of our bank line.

On September 24, 2008, we completed a $1,250,000 convertible debt financing with MicroCapital Fund, LP and MicroCapital Fund, Ltd. (collectively, “MicroCapital”).  We issued three year notes, bearing interest at 10% payable quarterly and convertible into shares of our common stock at $1.65 per share. We also issued to MicroCapital (a) five year warrants to purchase 387,787 shares of our common stock at $1.65 per share, and (b) three year warrants allowing MicroCapital to repeat its investment up to $1,250,000 on substantially the same terms and conditions.  The three year warrants were callable under certain criteria.  During March 2010, the terms of our financing with MicroCapital were modified by eliminating the convertibility of the notes, by cancelling the warrants, and issuing them 400,000 shares of common stock.   On May 19, 2011, the notes were paid in full and this obligation was repaid.

In fiscal 2010, our cash and cash equivalents decreased by $233,000 to $318,000.  Cash provided by operating activities was $671,000.  This increase was offset by $443,000 of cash utilized by investing activities, mostly from the purchase of equipment, tooling and leasehold improvements and $425,000 by financing activities.

We had a revolving credit facility with Sovereign Bank.  As amended through September 27, 2010, the advance limit under the line of credit was the lesser of: (a) $4,000,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $1, 000,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line.  The line of credit was collateralized by a first priority security interest in substantially all of our U.S. based assets and our foreign receivables and required payments of interest only through the facilities three year term.  As amended, the interest rate on the term note and the line of credit varied based on the bank’s prime rate and was equal to the greater of the bank’s prime rate plus 4% or 8%. This facility was repaid and terminated on November 8, 2010.

The revolving loan could be converted into one or more term notes upon mutual agreement of the parties. On February 12, 2008, we entered into a non-amortizing term note with the bank in the amount of $1,500,000, due October 1, 2011, as amended.  At June 30, 2010, this note had a principal balance of $1,500,000.  As of June 30, 2010, we had an outstanding balance of $840,863.  On November 8, 2010, this term note was repaid in full.

Our former credit facilities have been subject to financial covenants.  Past financial covenants included monitoring a ratio of debt to tangible net worth, an ebitda, as defined, covenant for the three months ended September 30, 2010 and a fixed charge coverage ratio, as defined in the loan agreements.  As of June 30, 2010, the bank waived the non-compliance of our ebitda covenant by an amendment and amended the specific terms of certain covenants going forward.  On November 8, 2010, these credit facilities were repaid.

SOME SIGNIFICANT FACTORS AFFECTING FUTURE LIQUIDITY

Lack of ongoing operations.  Our liquidity could be significantly affected by future legal fees and other costs as the Company currently does not have any material ongoing operations.

FUTURE FINANCING REQUIREMENTS

Management believes that cash on hand will be sufficient to meet the Company’s obligations and fund its day-to-day operations for the next twelve months.

CAPITAL EXPENDITURES

We currently do not plan to invest in any material capital expenditures over the next twelve months.

SEASONALITY

Historically, we have not experienced significant seasonality in our business.

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

Warranty
We provide a warranty for all of our consumable supply products.  We retained our warranty policy on solid inks, when the toner business was sold.  We warrant our products’ suitability for use in the intended printer models and that our products are free of defects that could cause damage to these printers.  Costs covered under the product warranty include customary charges for the repair or replacement of the printer with an equivalent new or refurbished printer, at our sole discretion.  The warranty does not cover damage to the product or a printer caused by accident, abuse, misuse, natural disaster, human error, unauthorized disassembly, repair, or modification.  We believe that our product warranty is relatively liberal, providing in most cases, broader and more complete coverage than that provided by the original equipment printer manufacturer.  The estimated warranty cost is based on historical product performance and field expenses.  We update these estimated charges every quarter.  The actual product performance and/or field expense profiles may differ, and in those cases we adjust warranty accruals accordingly.

Contingencies and Litigation
We are named from time to time as a party to various legal proceedings.  Currently, there are no known legal proceedings against the Company.  While we currently believe the ultimate outcome of such proceedings, based on their merit, will not have a material adverse effect on our financial position, the results of complex legal proceedings are difficult to predict.

Income Taxes
We account for income taxes in accordance with Accounting Standards Codification No.740, “Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.  In projecting future taxable income, for the purpose of evaluating the need for a valuation allowance associated with its deferred tax assets, we consider all evidence, both positive and negative; whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As a result, a valuation allowance has been recorded against a substantially all of the deferred tax assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718).  This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  We do not expect this guidance to have an impact on our financial position, results of operations and cash flows.

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  This update eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standard becomes effective for the Company’s fiscal year, and interim periods on or after December 15, 2011.  We are currently evaluating the impact of the implementation of this guidance on our financial position, results of operations and cash flows.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and commodity price inflation.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, commodity price inflation and interest rates.  We do not hedge our foreign currency exposures.  We had no forward foreign exchange contracts outstanding as of June 30, 2011.  In the future we may hedge these exposures based on our assessment of their significance.

Foreign Currency Exchange Risk

We are primarily exposed to changes in exchange rates for the Euro and the British pound as some of our cash balances are held in these currencies.  At June 30, 2011, none of our receivables were invoiced in foreign currencies.

Commodity Price Inflation Risk

Over the last twelve months we have experienced increases in some raw material costs and the costs of shipping and freight to deliver those materials and finished products to our facility and, where paid for by us, shipments to customers.  As the operations have been discontinued as of fiscal 2011 year end, this risk has been eliminated.

Interest Rate Risk

At June 30, 2011, we did not have debt outstanding under any lines or credit or term notes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Media Sciences International, Inc.

We have audited the accompanying consolidated balance sheets of Media Sciences International, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statement of operations, shareholders’ equity and comprehensive loss and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Sciences International, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

October 11, 2011
Edison, New Jersey

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
ASSETS	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$4,112,542	$317,611
Restricted cash held in escrow account	1,059,371	–
Taxes receivable	–	50,506
Prepaid expenses and other current assets	79,230	216,277
Assets of discontinued operations	126,604	13,557,206
Assets held for sale	87,079	–
Deferred tax assets	23,290	–
Total Current Assets	5,488,116	14,141,600

PROPERTY AND EQUIPMENT, NET	28,285	58,679

OTHER ASSETS	7,000	85,984

TOTAL ASSETS	$5,523,401	$14,286,263

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$140,472	$334,969
Accrued compensation and benefits	25,518	203,856
Leases payable	536,756	–
Other accrued expenses and current liabilities	263,070	105,099
Deferred rent liability	–	28,493
Liabilities of discontinued operations	386,250	2,008,652
Total Current Liabilities	1,352,066	2,681,069

OTHER LIABILITIES:
Long-term debt, less current maturities	–	2,340,863
Deferred rent liability	–	29,517
10% subordinated debt, net of discount of $255,376 in 2010	–	994,624
Deferred tax liabilities	–	904,922
Total Other Liabilities	–	4,269,926

TOTAL LIABILITIES	1,352,066	6,950,995

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value
Authorized 5,000,000 shares; none issued	–	–
Common Stock, $.001 par value 25,000,000 shares authorized;
issued and outstanding, respectively, 13,647,376 and 13,647,376 shares in 2011 and 13,292,374 and 12,699,914 shares in 2010	13,647	12,700
Additional paid-in capital	8,387,136	13,277,405
Accumulated other comprehensive income	29,664	1,402
Accumulated deficit	(4,259,112)	(5,956,239)
Total Shareholders' Equity	4,171,335	7,335,268

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,523,401	$14,286,263

See accompanying notes to consolidated financial statements

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2011		2010

NET REVENUES		$–	$–

COST OF GOODS SOLD		–	–

GROSS PROFIT		–	–

OTHER COSTS AND EXPENSES:
Selling, general and administrative, excluding depreciation and amortization		3,590,369	2,293,356
Depreciation and amortization		33,648	36,220
Total other costs and expenses		3,624,017	2,329,576

LOSS FROM OPERATIONS		(3,624,017)	(2,329,576)

Other income		–	212,707
Interest expense		(222,091)	(351,730)
Interest income		17,080	145
Loss on change in fair value of warrant liabilities		–	(38)
Amortization of debt discount on convertible debt		(255,377)	(146,453)

LOSS FROM CONTINUTING OPERATIONS BEFORE INCOME TAXES		(4,084,405)	(2,614,945)
Provision (benefit) for income taxes		(1,627,522)	1,563,396

NET LOSS FROM CONTINUING OPERATIONS		(2,456,883)	(4,178,341)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES		4,154,010	559,529

NET INCOME (LOSS)		$1,697,127	$(3,618,812)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations		$(0.19)	$(0.34)
Discontinued operations		$0.32	$0.04
Net income (loss)		$0.13	$(0.30)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$	(0.19)	$(0.34)
Discontinued operations		$0.32	$0.04
Net income (loss)		$0.13	$(0.30)

WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE
Basic		13,170,887	12,192,419
Diluted		13,170,887	12,192,419

See accompanying notes to consolidated financial statement

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholder’s
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
BALANCES, JUNE 30, 2009	11,771,966	$11,772	$13,000,680	$216	$(2,658,171)	$10,354,497

Cumulative effect of change in accounting principle – ASC Topic 815-10 adoption			(327,524)		320,744	(6,780)
Components of comprehensive loss:
Net loss	–	–	–	–	(3,618,812)	(3,618,812)
Cumulative translation adjustment	–	–	–	1,186		1,186
Total comprehensive loss						(3,617,626)
Issuance of common stock for warrant repurchase and modification of subordinated debt terms	400,000	400	6,418	–		6,818
Vested restricted stock units	527,948	528	(528)	–		–
Stock-based compensation	–	–	598,359	–		598,359

BALANCES, JUNE 30, 2010	12,699,914	$12,700	$13,277,405	$1,402	$(5,956,239)	$7,335,268

Components of comprehensive income:
Net income	–	–	–	–	1,697,127	1,697,127
Cumulative translation adjustment	–	–	–	28,262	–	28,262
Total comprehensive income						1,725,389
Cash dividends	–	–	(5,329,540)	–	–	(5,329,540)
Issuance of common stock for exercise of stock options	155,002	155	57,096	–	–	57,251
Vested restricted stock units	792,460	792	(792)	–		–
Stock-based compensation	–	–	382,967	–		382,967
BALANCES, JUNE 30, 2011	13,647,376	$13,647	$8,387,136	$29,664	$(4,259,112)	$4,171,335

See accompanying notes to consolidated financial statements

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,697,127	$(3,618,812)
Adjustments to reconcile net income (loss)
to net cash (used in) provided by operating activities:
Depreciation and amortization	370,674	687,544
Stock-based compensation expense	382,967	587,665
Deferred income taxes	(1,713,610)	1,936,415
Impairment charge	126,258	–
Provision for inventory obsolescence	–	(45,475)
Provision (recovery) of allowance for returns and doubtful accounts	(188,680)	102,474
Amortization of debt discount on convertible debt	255,377	146,453
Loss on change in fair value of warrant liabilities	–	38
Net gain on sale of toner business	(2,495,246)	–
Net gain on litigation settlement	(2,100,946)	–
Changes in operating assets and liabilities :
Accounts receivable	2,736,994	663,746
Inventories	245,826	972,569
Current and long-term income taxes receivable/payable	50,506	(30,249)
Prepaid expenses and other assets	30,122	232,123
Accounts payable	(1,004,376)	72,298
Accrued compensation and benefits	(481,678)	(140,443)
Leases payable	536,757	–
Accrued product warranties	(298,734)	(4,030)
Other accrued expenses and current liabilities	(223,937)	(678,404)
Deferred rent liability	(58,010)	(63,863)
Deferred revenue	(20,097)	(227,690)
Deferred taxes	–	78,441
Net cash provided (used) in operating activities	(2,152,706)	670,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(1,100,000)	–
Decrease in restricted cash	40,629	–
Purchases of property and equipment	(237,498)	(442,688)
Proceeds from litigation settlement	4,950,000	–
Proceeds from sale of operating toner business	11,042,500	–
Net cash provided (used) in investing activities	14,695,631	(442,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	87,843	53,058
Bank line of credit repayments	(840,863)	(408,269)
Bank term loan repayments	(1,500,000)	–
Capital lease obligation repayments	–	(69,815)
Repayment of 10% subordinated debt	(1,250,000)	–
Payment of cash dividends	(5,329,540)	–
Proceeds from issuance of common stock, net	57,251	–
Net cash used in financing activities	(8,775,309)	(425,026)
Effect of exchange rate changes on cash and cash equivalents	27,315	(36,077)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,794,931	(232,991)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	317,611	550,602

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,112,542	$317,611

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$201,796	$301,023
Income taxes refunded	$(44,500)	$(28,104)

See accompanying notes to consolidated financial statements

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS:

Basis of Presentation – The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the “Company” or “Media Sciences”) and have been prepared in United States dollars, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Unless otherwise indicated, references in the consolidated financial statements and these notes to 2011 and 2010 are to the Company’s fiscal years ended June 30, 2011 and 2010, respectively.

Nature of Business and Discontinued Operations – Media Sciences International, Inc. is a holding company which conducts its business through its operating subsidiaries.  The Company was a manufacturer of business color printer supplies and industrial ink applications, which the Company distributed through a distribution channel and direct to original equipment manufacturers.  On November 8, 2010, the Company elected to discontinue selling toner related products and sold substantially all of its toner assets to Katun Corporation and one of its subsidiaries, including inventory, fixed assets and intangibles, as well as its business name and trademarks, for approximately $11 million cash of which the net carrying amount of these assets was $7.9 million.  Of the purchase price approximately $1.1 million is to be held in escrow for a fifteen month period to cover certain indemnity claims.  Certain indemnity claims are limited to no more than $2.0 million dollars for a three year time period after which there is no indemnity coverage.  Katun has filed claims against the escrow for $40,876 which have been settled.  Additional claims have been raised, which the Company expects to settle for an additional $192,500.  The Company has accrued for these expected, additional claims.  These settlements have been reflected as a reduction in the net gain on the transaction.  The Company subsequently entered into a licensing arrangement with Katun whereby it could continue to use the Company’s corporate name and other intellectual property.  The Company recorded a net gain from the transaction of $2,495,246 (net of a tax provision of $426,387).  The Company has reclassified all of its activity related to the toner business as discontinued operations for all periods presented prior to the sale.

In connection with the transaction the Company terminated 29 employees and accepted the resignations of the Company’s Chief Executive Officer and Chief Financial Officer.  The Company incurred total severance expense in the amount of $1,682,427, all of which has been paid.

Upon the completion of the sale to Katun, the Company entered into a three year distribution agreement with Katun whereby Katun became the exclusive worldwide distributor of all of the Company’s solid ink products.  The distribution agreement was terminated effective April 22, 2011.  The Company recorded an early termination penalty of $250,000 in the fourth quarter of fiscal 2011, which was expensed in discontinued operations.

On April 22, 2011, Media Sciences International, Inc., Media Sciences, Inc. and Xerox Corporation entered into an agreement settling a patent infringement lawsuit before the United States District Court for the Southern District of New York, Case No. 06CV4872.  Under the terms of the settlement, all claims of the parties in the litigation were resolved by the exchange of releases that the Company received from Xerox and that the Company provided to Xerox, and additional consideration exchanged between the parties.  The settlement agreement was deemed entered into and became effective on April 22, 2011, and the parties agreed to apply for an order granting consent dismissal of the litigation.  Under the terms of the settlement, the parties resolved, on mutually agreeable terms, infringement claims on certain Xerox-held patents related to the shape of the ink sticks, and the parties exchanged certain other business and financial considerations.  The Company has delivered to Xerox certain inventory and assets related to industrial ink and has assigned certain patent and other intellectual property rights to Xerox.  The Company has ceased manufacturing its inks for use in Xerox color printers and has effectively exited the ink business.  Each party bore its own fees, costs and expenses relating to the litigation.  The gain from the settlement included settlement proceeds from Xerox of $4,950,000, plus transition service fees of $134,660 and less the net carrying amount of assets of $2,624,705.  The Company recorded a net gain from the transaction of $2,100,946 (net of a tax provision of $359,009) after netting the carrying amount of the ink business assets of $2,624,705 against the cash settlement proceeds.  The Company has reclassified all of its activity related to the ink business as discontinued operations for all periods presented prior to the settlement.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS (CONTINUED):

Assets of discontinued operations are summarized as follows:

	June 30, 2011	June 30, 2010
Accounts receivable, net	$126,604	$2,674,918
Inventories, net	–	5,465,187
Prepaid assets	–	39,418
Property and Equipment, net	–	1,793,452
Goodwill, net	–	3,584,231
Assets of discontinued operations	$126,604	$13,557,206

Liabilities of discontinued operations are summarized as follows:

	June 30, 2011	June 30, 2010
Accounts payable	$56,363	$866,185
Accrued compensation and benefits	47,941	351,280
Accrued product warranty	133,814	432,548
Other accrued expenses and other current liabilities	148,132	338,542
Deferred revenue	–	20,097
Liabilities of discontinued operations	$386,250	$2,008,652

Summarized statements of operations data for discontinued operations are as follows:

	Year ended June 30,
	2011	2010
Net sales:
Toner	$3,987,467	$12,826,226
Ink	7,618,788	9,115,704
Net Sales	$11,606,255	$21,941,930

Pre-tax income (loss)from discontinued operations	$(517,742)	$932,548
Income tax benefit (expense)	75,560	(373,019)
Income (loss) from discontinued operations	(442,182)	559,529
Net gain on sale of toner business, net of taxes	2,495,246	–
Net gain on litigation settlement, net of taxes	2,100,946	–
Income from discontinued operations, net of income taxes	$4,154,010	$559,529

The Company is no longer actively engaged in any material operations and the Board of Directors has been investigating business alternatives, including a plan of liquidation proposal for shareholder vote at a meeting of shareholders.  There can be no assurances, however, that any such proposal will be made and/or approved or if made and approved, the ultimate amount of net assets available for distribution to shareholders.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Estimates and Uncertainties – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s most significant estimates and assumptions made in the preparation of the financial statements relate to income taxes, income tax valuation allowances, product warranty costs and certain accrued expenses.  Actual results, as determined at a later date, could differ from those estimates.

Reclassifications – Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Principles of Consolidation – All significant intercompany balances and transactions have been eliminated in consolidation.

Fair Value Measurements – The Company measures fair value in accordance with authoritative guidance for fair value measurements, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  The authoritative guidance defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Recurring Fair Value Estimates – The Company’s recurring fair value measurements at June 30, 2010 were as follows:
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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recurring Level 3 Activity, Reconciliation and Basis for Valuation – The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Changes in our Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Increases (decreases)
Liabilities:
Balance as of July 1, 2009	$6,780
Increase in fair value of warrants	38
Fair value of warrants reclassified to equity at March 30, 2010	(6,818)
Balance as of June 30, 2010	$–

The fair value of each warrant group is estimated using the Black-Scholes option pricing model with the following weighted average assumptions as of (number of warrants in thousands):

	July 1, 2009		March 30, 2010
Number of warrants	1,515		1,515
Exercise price	$1.65		$1.65
Risk free interest rate	1.53%		1.50%
Expected warrant lives in years	2.9		2.8
Expected volatility	74%		74%
Expected dividend yields	None		None
Fair value per share	$0.005		$0.005
Common stock price	$0.17	(a)	$0.195	(a)
Fair value of warrants	$6,780		$6,818

(a)
Due to the low average daily trading volume of our common stock, we have discounted the common stock price in the Black-Scholes valuation model to reflect the adverse impact on our share price which would result from a dramatic increase in the number of shares of our common stock outstanding upon the exercise of these warrants.

Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, restricted cash, accounts payable and short-term debt reasonably approximate their fair value due to the relatively short maturities of these instruments.  Long-term debt carrying values approximate their fair values at the balance sheet dates.  The fair value estimates presented herein were based on market or other information available to management.  The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Cash Equivalents – All highly-liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents.

Restricted Cash – At June 30, 2011 and 2010, restricted cash was $1,059,371 and $87,843, respectively.  The June 30, 2011 balance was restricted due to funds held in escrow in conjunction with an indemnity clause related to the sale of toner assets (see also Note 1).  The restricted cash is reflected in current assets in the consolidated balance sheet at June 30, 2011.  The June 30, 2010 balance was restricted due to regulatory restrictions impacting the availability of the funds during dissolution of the legal entity in China.  This restricted cash is reflected in prepaid expenses and other current assets in the consolidated balance sheet of June 30, 2010.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Property and Equipment – Property and equipment are reported at cost, net of accumulated depreciation and amortization.  Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are up to three years for furniture and equipment.

Impairment of Long-Lived Assets – The Company evaluates the carrying value of its long-lived assets with definite lives whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset.  As a result of discontinuing substantially all of our operations, certain remaining long-lived assets were classified as held for sale and were reduced to estimated fair market value less cost to sell.  Impairment adjustments to these long-lived assets were $126,258 and $0 during the years ended June 30, 2011 and 2010, respectively and are included in selling, general and administrative expenses on the accompanying statements of operations.  See Note 9.

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

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents.  The Company from time to time may invest its cash indirectly in a variety of money-market instruments, including, but not limited to, commercial paper, repurchase agreements, variable rate obligations, certificates of deposit, United States Treasury and agency securities.  The Company also maintains cash balances with financial institutions which are insured by the Federal Deposit Insurance Corporation up to $250,000 each.  At various times during the year, such balances do exceed the FDIC limit.  The Company has not experienced any credit losses with respect to its cash and cash equivalent assets.

Product Warranty – The Company warranties its products’ suitability for use in the intended printer models and that its products are free of defects that could cause damage to these printers. The Company continues to retain the product warranty policy and liability for the products it manufactured prior to the sale of the toner business and the exit from the solid ink business, the accrual for which is included in liabilities of discontinued operations.  Costs covered under the product warranty include customary charges for the repair or replacement of the printer with an equivalent new or refurbished printer, at the Company’s sole discretion.  The warranty does not cover damage to the product or a printer caused by accident, abuse, misuse, natural disaster, human error, unauthorized disassembly, repair, or modification.  The Company accounts for the estimated warranty cost as a charge to product warranty.  The Company’s estimated warranty liability is based on historic product performance and program expense.  The Company updates its warranty program estimates, based on actual experience, every quarter.  The actual product performance and/or program expense profiles may differ, and in those cases the Company adjusts warranty accruals accordingly (see Note 7 “Product Warranty Expenses”).

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Employee Benefit Plan – The Company maintains defined contribution plans for eligible employees, as defined.  The U.S. plan allows for employee contributions to be matched by the Company.  The U.K. plan is 100% Company funded.  The Company’s contributions for 2011 and 2010 were $38,000 and $47,000, respectively.

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

Accounting for Stock-Based Compensation Plans – The Company accounts for stock-based compensation using the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for stock-based awards exchanged for employee services.  Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  This update eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standard becomes effective for fiscal years, and interim periods within those years beginning on or after December 15, 2011.  We are currently evaluating the impact of the implementation of this guidance on our consolidated financial statements.

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

The following table sets forth the computation of the basic and diluted earnings (loss) per common share:

	Year Ended June 30,
	2011	2010
Numerator for basic and diluted:
Loss from continuing operations	$(2,456,883)	$(4,178,341)
Income from discontinued operations	$4,154,010	$559,529
Net income (loss)	$1,697,127	$(3,618,812)

Denominator :
For basic loss per common share - weighted average shares outstanding	13,170,887	12,192,419
Effect of dilutive securities - stock options, restricted stock units and warrants	–	–
For diluted loss per common share - weighted average shares outstanding adjusted for assumed exercises	13,170,887	12,192,419

Basic earnings (loss) per share
Loss from continuing operations	$(0.19)	$(0.34)
Income from discontinued operations	$0.32	$0.04
Net income (loss)	$0.13	$(0.30)

Diluted earnings (loss) per share
Loss from continuing operations	$(0.19)	$(0.34)
Income from discontinued operations	$0.32	$0.04
Net income (loss)	$0.13	$(0.30)

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The following options to purchase common stock were excluded from the computation of diluted earnings per share for the years ended June 30, 2011 and 2010 as the Company was in a net loss position from continuing operations and all potential common shares derived from stock options would have had an anti-dilutive effect.

	Year Ended June 30,
	2011	2010
Anti-dilutive options	493,999	769,471

NOTE 3 – PROPERTY AND EQUIPMENT:

		As of June 30,
		2011	2010
Property and Equipment, net	Useful Lives
Equipment	0 - 3 years	$771,331	$770,258
Furniture and fixtures	0 - 3 years	111,077	113,282
Automobiles	0 years	30,434	30,434
Leasehold improvements	0 years	8,239	8,239
Tooling and molds	0 years	13,084	13,084
		934,165	935,297
Less: Accumulated depreciation and amortization		905,880	876,618
		$28,285	$58,679

NOTE 4 – DEBT:

The Company’s indebtedness under secured commercial loan agreements consisted of the following:

	Year Ended June 30,
	2011	2010

Bank term notes	$–	$1,500,000
Bank line of credit	–	840,863
Less: current maturities	–	–
Long-term debt	$–	$2,340,863
Total bank debt	$–	$2,340,863

On November 8, 2010, as a result of the sale of the Company’s toner business as more fully disclosed in Note 1, the Company terminated and repaid all of its outstanding balance under its revolving credit facility with Sovereign Bank.  The facility was previously amended on September 27, 2010 so as to terminate on October 1, 2011.  The advance limit under the line of credit was the lesser of: (a) $4,000,000; or (b) up to 80% of eligible domestic accounts receivable and up to the lesser of $1,000,000 or 75% of eligible foreign receivables plus up to the lesser of: (i) $2,500,000; or (ii) 50% of eligible inventory; or (iii) 60% of the maximum amount available to be advanced under the line.  The line of credit was collateralized by a first priority security interest in substantially all of the Company’s U.S. based assets and its foreign receivables and required payments of interest only through the facilities three year term.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT (CONTINUED):

The interest rate on the term note and the line of credit varied based on the bank’s prime rate and was equal to the greater of the bank’s prime rate plus 4% or 8%. The revolving loan could have been converted into one or more term notes upon mutual agreement of the parties.  The Company, on February 12, 2008, entered into a non-amortizing term note with the bank in the amount of $1,500,000, due October 1, 2011.  On November 8, 2010, the term note was repaid.  At June 30, 2010, the note had a principal balance of $1,500,000.  As of June 30, 2010, the Company had an outstanding balance of $840,863 under the revolving line.

The Company’s credit facilities were subject to financial covenants.  These financial covenants included monitoring a ratio of debt to tangible net worth and an ebitda or a fixed charge coverage ratio, as defined in the loan agreements.  At June 30, 2010, the Company was not in compliance with its fixed charge coverage ratio covenant, which was waived by the bank via an amendment dated September 27, 2010.

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

The various elements of the September 24, 2008 transaction were recorded on a relative fair value basis in accordance with authoritative guidance.  The $486,615 fair value of the warrants and the debt’s beneficial conversion feature was recorded to equity and as a debt discount to the value of the convertible note.  This discount was being amortized using the effective interest method over the three year term of the convertible note.  Amortization of debt discount on the convertible note payable amounted to $255,377 and $146,453, respectively, for the years ended June 30, 2011 and 2010, respectively.  The remaining unamortized discount was $255,377 at June 30, 2010.

On March 30, 2010, the Company entered into agreements with MicroCapital, whereby certain terms and conditions of the 10% convertible notes issued on September 24, 2008, were modified and all of the warrants issued and contingently issuable to MicroCapital were repurchased and cancelled.  Modifications to the terms and conditions of the 10% convertible notes included elimination of convertibility of the notes and anti-dilution provisions.  At June 30, 2010, as a result of the transaction, the MicroCapital debt was reflected as 10% subordinated unsecured debt.

Before the transaction, 2,272,726 shares of the Company’s common stock were issuable or contingently issuable.  In consideration of the modifications of the loans and the repurchases of the warrants, 400,000 shares of the Company’s common stock were issued.  On April 20, 2010, the Company filed a registration statement covering the resale of the shares of common stock issued in the transaction.

On May 19, 2011, the subordinated debt with MicroCapital was paid in full and thus the agreements were terminated.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION:

The effect of recording stock-based compensation for the years ended June 30, 2011 and 2010 was as follows:

	Year ended June 30,
	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$138,794	$278,758
Employee restricted stock units	156,924	220,031
Non-employee director restricted stock units	87,249	99,570
Amounts capitalized in inventory	–	(10,694)
Total stock-based compensation expense	$382,967	$587,665
Tax effect of stock-based compensation recognized	(124,310)	(197,293)
Net stock-based compensation expense recognized in 2011 and 2010	$258,657	$390,372

As of June 30, 2011, the unrecognized stock-based compensation balance was $0 after estimated forfeitures.

During the year ended June 30, 2011, the Company granted 100,002 stock options with an estimated total grant-date fair value of $12,780 after estimated forfeitures.  During the same period, the Company granted 200,000 shares of restricted stock with a grant date fair value of $34,772 after estimated forfeitures.

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

	Year Ended June 30,
	2011	2010
Risk-free interest rate	1.7%	2.3%
Dividend yield	0.0%	0.0%
Expected stock price volatility	64%	64%
Average expected life of options	4.75 years	4.5 years

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

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED):

Equity Incentive Program.  The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program consists of three plans (the “Plans”): the Company's 1998 Incentive Plan (the “1998 Plan”); the Company’s 2006 Stock Incentive Plan (the “2006 Plan”); and the Company’s 2009 Stock Incentive Plan (the “2009 Plan”).  Under these Plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards.  The stock options (which may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) entitle the holder to purchase shares of the Company’s common stock for up to ten years from the date of grant (five years for persons owning more than 10% of the total combined voting power of the Company) at a price not less than the fair market value (110% of fair market value for persons owning more than 10% of the combined voting power of the Company) of the common stock on the date of grant.  In general, any employee, director, officer or exclusive agent of, or advisor or consultant to, the Company or a related entity, is eligible to participate in the Plan.  Vesting periods, if any, are determined by the Board of Directors.  The outstanding option grants vest over periods not exceeding five years.  The stock options are nontransferable, except upon death.

Under the Plans, stock options generally have a vesting period of three to five years, are exercisable for a period not to exceed ten years from the date of issuance and are not granted at prices less than the fair market value of the Company’s common stock at the grant date.  Restricted stock units may be granted with varying service-based vesting requirements.

Under the Company’s 1998 Plan, 1,000,000 common shares were authorized for issuance.  On June 17, 2008 the Company’s 1998 Plan ended and therefore no further awards may be made under the plan. As of June 30, 2011, 323,385 shares were issued as a result of awards of options or other equity instruments under the 1998 Plan. Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance.  As of June 30, 2011, 716,539 common shares were issued as a result of awards of options or other equity instruments under the 2006 Plan, leaving 283,461 available for future issuance.  Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance.  As of June 30, 2011, 1,062,002 common shares were issued as a result of awards of options or other equity instruments under the 2009 Plan, leaving 187,998 shares available for future issuance.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price

Balance outstanding at June 30, 2009	1,085,216	$3.41
Year ended June 30, 2010:
Options granted	45,000	.42
Options exercised	–	–
Options cancelled/expired/forfeited	(53,088)	3.98
Balance outstanding at June 30, 2010	1,077,128	$3.25
Year ended June 30, 2011:
Options granted	100,002	.34
Options exercised	(155,002)	.37
Options cancelled/expired/forfeited	(448,795)	3.68
Balance outstanding at June 30, 2011	493,999	$3.23

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED):

The options outstanding and exercisable at June 30, 2011 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.50 to $0.85	11,000	1.9	$.73	11,000	$.73
$1.00 to $2.00	145,604	2.2	1.92	145,604	1.92
$2.01 to $6.30	337,395	3.7	3.87	337,395	3.71
	493,999	3.2	$3.23	493,999	$3.23

At June 30, 2011, none of the Company’s exercisable options were “in-the-money.”   Accordingly, all outstanding and exercisable options at that date had no aggregate intrinsic value.

The weighted average grant date fair value of options, as determined under ASC Topic 718, granted during the year ended June 30, 2011 and 2010 was $0.34 and $0.22 per share, respectively.

The total intrinsic value of options exercised during the years ended June 30, 2011 and 2010 was $0 and $0, respectively.  The total cash received from employees as a result of employee stock option exercises during the years ended June 30, 2011 and 2010 was $57,251 and $0, respectively.  In connection with these exercises, the tax benefits realized by the Company for the years ended June 30, 2011 and 2010 were $0 and $0, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units. During the year ended June 30, 2011, the Company’s Board of Directors approved the grant of 200,000 shares of restricted stock units to senior management.  These restricted stock units vested during the year as a result of the change in control clause in the restricted stock agreements.  The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award.  The total grant date fair value of the restricted stock units granted during the year ended June 30, 2011 was $34,772 after estimated forfeitures.  Stock based compensation cost for restricted stock units for the year ended June 30, 2011 was $244,173.

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

As of June 30, 2011, there was $0 remaining of total unrecognized deferred stock-based compensation related to non-vested restricted stock units granted under the Plans.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED):

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

The following table summarizes the Company’s restricted stock unit activity for the indicated periods:

	Number of Shares	Grant Date Fair Value	Weighted Average Grant Date Fair Market Value Per Share
Balance unvested at June 30, 2009	625,791	$773,510	$1.24
Year ended June 30, 2010:
Restricted stock units granted	592,000	312,110	0.53
Restricted stock units vested	(527,948)	(513,425)	0.97
Restricted stock units cancelled/forfeited	(97,383)	(115,866)	1.19
Balance unvested at June 30, 2010	592,460	$456,330	$0.77

Year ended June 30, 2011:
Restricted stock units granted	200,000	50,025	0.25
Restricted stock units vested	(792,460)	(506,355)	0.64
Restricted stock units cancelled/forfeited	–	–	–
Balance unvested at June 30, 2011	–	$–	$–

NOTE 6 – COMMITMENTS, LITIGATION AND CONTINGENCIES:

Litigation – At June 30, 2011, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

Leases – We lease our premises under an operating lease agreement which terminates in October 2011 and equipment under operating leases that expire through 2013.

Effective June 30, 2011, as a result of the discontinued operations as discussed in Note 1, the Company completed an agreement to terminate the lease of our premises for $500,000, which required that the premises be surrendered by October 31, 2011 or sooner.  Real estate taxes and property taxes shall be the Company’s responsibility through the surrender date.  The termination fee is included in discontinued operations in the accompanying statement of operations.  This amount was paid in July 2011.

In January 2008, the Company entered in an operating lease agreement, covering various equipment used for research and development activities.  The lease requires monthly payments of $6,126 for 48 months.

In June 2010, the Company entered in an operating lease agreement, covering an automobile used for CEO transportation.  The automobile is currently in use by the ex-CEO and now current Board Member, who reimburses the Company for the expense on a monthly basis.  The lease requires monthly payments of $980 for 36 months.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS, LITIGATION AND CONTINGENCIES (CONTINUED):

One November 8, 2010, the Company entered into a consulting agreement with Mr. Levin, ex-CEO.  The service term was through March 31, 2011.  Subject to any restrictions placed upon Mr. Levin by future employment,  Mr. Levin agreed to hold himself available to provide additional consulting services after March 31, 2011.  The compensation for the consulting term was in the amount of $150,000 and at the rate of $1,000 per day for additional services.  The consulting agreement permitted Mr. Levin to enter full time employment with a third party after January 31, 2011.  Total consulting services fees paid to Mr. Levin in fiscal 2011 were $169,000.

Future minimum lease payments are as follows:

Operating
Year Ending June 30,	Leases
2012	$48,516
2013	10,780
2014	–
2015	–
2016	–
Total future minimum lease payments	$59,296

Rent expense was $370,711, net of $226,900 of sublease rents, for the year ended June 30, 2011, and $510,600, net of $243,400 of sublease rents, for the year ended June 30, 2010.

NOTE 7 – PRODUCT WARRANTY EXPENSES:

The Company provides a warranty for all of its consumable supply products.  The Company’s warranty stipulates that it will pay reasonable and customary charges for the repair of printers requiring service as a result of using the Company’s products.  The Company estimates warranty costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized.  Factors that may affect the warranty obligation reserve include the volume of products shipped to customers, historical and anticipated rates of warranty claims and expected cost per claim.  The Company periodically assesses the adequacy of its recorded warranty reserve.  The Company continues to warrant its products sold prior to discontinuing its operations (see Note 1) and did not sell the liability with the respect to those operations.  This liability relates exclusively to operations which have been discontinued and the liability is included in liabilities of discontinued operations on the accompanying consolidated balances sheets.

Changes in accrued product warranty reserve for the years ended June 30, 2011 and 2010 are as follows:

	Year Ended June 30,
	2011	2010
Warranty reserve at the beginning of the year	$432,548	$436,578

Warranties accrued during the period	548,064	1,893,161
Warranties settled during the period	(846,798)	(1,897,191)
Net change in warranty reserve	(298,734)	(4,030)

Warranty reserve at the end of the year	$133,814	$432,548

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES:

The components of provision (benefit) for income taxes are summarized as follows:

	Year Ended June 30,
	2011	2010
Current:
Federal	$–	$–
State	6,240	4,160
Foreign	–	22,472
Total Current	$6,240	$26,632
Deferred:
Federal	$(1,388,698)	$1,592,717
State	(245,064)	(55,953)
Foreign	–	–
Total Deferred	(1,633,762)	1,536,764
Income tax expense (benefit)	$(1,627,522)	$1,563,396

A reconciliation of the total income tax benefit provided at the federal statutory rate (34%) to the income tax expense recorded is as follows:

	Year Ended June 30,
	2011	2010
Expected income tax benefit	$(1,388,698)	$(889,081)
State income taxes (net of federal benefit)	(238,824)	4,160
Valuation allowance	–	2,425,845
Other (including permanent differences)	–	22,472
	$(1,627,522)	$1,563,396

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES (CONTINUED):

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of June 30,
	2011	2010
Deferred tax assets:
Accounts receivable	$–	$75,359
Inventories	–	230,296
Deferred compensation	20,165	569,122
Deferred rent liability	–	11,380
Accruals and reserves	53,445	177,296
Net operating loss carry-forwards	2,685,457	3,205,242
Federal and state credits	416,032	416,032
Other	–	–
Total deferred tax assets	$3,175,100	$4,684,727

Valuation allowance	(3,151,810)	(4,433,445)

Deferred tax liabilities:
Intangible assets	$–	$(924,801)
Fixed assets	–	(178,452)
Other	–	(52,951)
Total deferred tax liabilities	$–	$(1,156,204)

Net deferred tax assets (liabilities)	$23,290	$(904,922)

At June 30, 2011, the Company has available Federal net operating loss carry-forwards of approximately $6,700,000 which will begin to expire as of June 30, 2028 and state net operating loss carry-forwards of approximately $8,100,000 which will begin to expire in the years ending June 30, 2011 through June 30, 2016.

Based on our projection of taxable income and tax planning strategies, along with the recurrence of substantial losses before income taxes for the past three fiscal years, the Company has determined that it is more likely than not that it will be unable to utilize substantially all of its deferred tax assets.  As a result, a valuation allowance has been recorded against substantially all of the deferred tax assets.  The Company has recorded a deferred tax liability for indefinite-lived intangibles at June 30, 2010.

The Company has released its reserves for uncertain tax positions.  The reserves are no longer required as the future tax benefits were effectively written-off with the recording of the valuation allowance noted above.

The Company does not expect any material change in the amount of its uncertain tax positions.  The Company is not currently under audit in any of the jurisdictions in which it conducts operations.  Generally, all tax years prior to and including June 30, 2007 are closed under statute.

It is the Company’s continuing policy to account for interest and penalties associated with all of its income tax obligations as a component of income tax expense.  No interest or penalties were recognized as part of this provision during the twelve months ended June 30, 2011 and 2010.  No interest or penalties were reported in the balance sheet as of June 30, 2011 and 2010.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – IMPAIRMENT CHARGE:

In conjunction with the Company’s discontinued operations (see Note 1), several fixed assets, not directly related to those operations, are no longer being used.  These assets have been adjusted to reflect their estimated fair value less the cost to sell that the Company can obtain by selling these idle assets.  Sales of the majority of these assets occurred during the first quarter of 2012 and thus, the Company was able to determine the fair value of the assets impaired. The corresponding adjustment has been recorded as an impairment charge and has been accounted and recognized in accordance with the provision of ASC Topic 360, Property, Plant and Equipment.  During the year ended June 30, 2011, a charge totaling $126,258 was recognized to reflect the impairment of certain idle assets held for sale.  The impairment costs include $126,258 of non-cash charges associated with asset impairments, net of estimated recoveries.

Net Book Value		Fair Value at June 30, 2011
Assets	June 30, 2011	Level 1	Level 2	Level 3	Total gain /loss
Long-lived assets held for sale	$ 213,337	-	$ 87,079	-	$ (126,258)

NOTE 10 – ACQUISITION OF MASTER INK CO. LTD:

On April 27, 2010, the Company entered into an agreement to acquire Master Ink Co. Ltd., a China based manufacturer of toner cartridges, inkjet printer cartridges, inkjet refill kits and patented, next generation automatic ink refill systems.  The agreement with Master Ink Company, Ltd. and its affiliates was to acquire substantially all of Master Ink’s assets including its People’s Republic of China based manufacturing facility for $250,000 in cash, a $900,000 promissory note, and one million shares of common stock.  On November 8, 2010, it was mutually agreed to terminate the agreement and abandon all of the transactions contemplated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Principal Executive Officer and Chief Financial Officer has concluded that, as of such date, our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2011.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Management

The persons listed in the table below are our present directors and executive officers as of September 21, 2011.

Name	Age	Position
Denise Hawkins	42	President, Chief Financial Officer and Secretary
Willem van Rijn	62	Non-Executive Chairman and Director
Michael W. Levin	46	Director
Paul C. Baker	74	Director
Edwin Ruzinsky	78	Director
Henry Royer	79	Director
Dennis Ridgeway	62	Director

Management Profile

Denise Hawkins, President, Chief Financial Officer and Secretary:
Denise Hawkins has served as President since July 31, 2011, as Chief Financial Officer since January 2011, and as Secretary since July 2004.  Ms. Hawkins began her employment with the company in July 2001 as the Controller, and served as the principal financial officer from 2003 to March 2006 and from May 14, 2010 to July 6, 2010, and as Vice President from February 12, 2003 to July 31, 2011.  Prior to her position at Media Sciences, Ms. Hawkins was the Controller for NFK Excavating and Construction, Inc. (2000-2001), Horizon Medical Group, PC (1998-2000) and VAC Service Corp. (1992-1998).  Ms. Hawkins also held the following positions:  Staff Accountant for Alex Goldfarb, CPA PC (1990 to 1992) and Accountant in the Accounting Services Department for the State University of New York - The College at New Paltz (1989 to 1990).  In 1990, Ms. Hawkins graduated summa cum laude from the State University of New York-The College at New Paltz with a Bachelor of Science degree in Accountancy, and in 1998, she graduated from Marist College with a Masters in Business Administration in Finance.  Ms Hawkins is a member of the American Institute of CPAs, the New Jersey State Society of Certified Public Accountants, the Institute of Management Accountants and the Society for Human Resource Management, as well as a Certified Public Accountant and a Certified Management Accountant.  Ms. Hawkins also currently serves on the board of Helping Hands Christian Pre-School as Treasurer.

Willem van Rijn, Director:
Willem van Rijn became a director in May 2006 and was appointed non-executive Chairman of the Board in March 2008.  Mr. van Rijn is the Organization Director (COO) of Greenpeace International, the environmental NGO, based at its global headquarters in Amsterdam.  Prior to this, Mr. van Rijn has been Senior Advisor to the founder and management committee of Capco, an international operations and technology consulting and solutions firm, from 2002 to 2008.  From 1995 to 2002, Mr. van Rijn was a Senior Partner at PricewaterhouseCoopers Consulting, and its predecessor firm Coopers & Lybrand, where he served as the Managing Partner of the Japanese financial services consulting practice from 1998 to 2002, and of the global strategy and financial risk management consulting practices from 1995 to 1998. Mr. van Rijn’s business experience includes: President of Rhode Island-based Gtech International (a division of Gtech Corporation), a provider of state and national lottery technology, outsourcing, software and professional services, from 1994 to 1995; Partner in the New York office of Coopers & Lybrand from 1990 to 1994; Partner at Bank Street Consulting Group, a management consulting firm, from 1986 to 1990; Senior Vice President in charge of international banking activities in the United States for Bank of America from 1981 to 1986; Corporate Treasurer and member of the Managing Committee for global window covering and machine tooling company Hunter Douglas NV from 1976 to 1981; and Vice President, Account Manager of large accounts for commercial banking services, based in The Netherlands, for Bank of America from 1971 to 1976.  Mr. van Rijn also currently serves on the board of Computer Horizons Corp.

Michael W. Levin, Director:
Michael W. Levin has served as a Director since June 1998, including as Chairman of the Board from June 1998 to February 2008.  He served as our Chief Executive Officer and President since June 18, 1998 until November 2010.  Before June 1998, he served as President, Treasurer, Secretary and Chairman of Media Sciences’ predecessor, Cadapult Graphic Systems Inc., which he founded in 1987 while attending Lehigh University.  From November 2010 to March 2011, he served as a consultant to Media Sciences.  In 2011, he founded Modoventure, LLC, a startup business enterprise.  In 2002, Mr. Levin was recognized in Business News New Jersey’s annual “40 under 40” issue, which profiles the state’s outstanding business leaders under the age of 40.  In 1987, Mr. Levin graduated summa cum laude from Lehigh University, receiving a Bachelor of Science Degree in Mechanical Engineering.

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

Edwin Ruzinsky, Director:
Mr. Ruzinsky has served as a Director since August 27, 1999.  Prior to his retirement on June 1, 1996 as a Partner in Deloitte Consulting LLC, a wholly-owned subsidiary of Deloitte & Touche LLP, he served for many years as the firm’s National Director- Media Industry Services.  He previously served Times Mirror Company as Vice President of Finance & Administration/Book Publishing Group and Parents’ Magazine Enterprises, Inc. as Chief Accounting Officer.  Mr. Ruzinsky continues serving as a member of the Pace University/ Dyson School of Liberal Arts & Sciences/Master of Science in Publishing Advisory Board.  On June 15, 2007, Mr. Ruzinsky resigned as a director of Gentis, Inc., a bioscience company, due to its recapitalization.  On March 31, 2005, Dowden Health Media, Inc. on whose board Mr. Ruzinsky served, was sold.

Henry Royer, Director:
Henry Royer has served as a Director since December 23, 1999.  He graduated from Colorado College in 1953 with a B.A. in Money and Banking.  From 1953 to 1961 he served as a grain merchandiser for Pillsbury Mills and The Peavey Company.  From 1959 through 1965 he served on the Board of Directors and as EVP of Lehigh Sewer Pipe and Tile Company.  From 1965 through 1983 he served in many capacities with the First National Bank of Duluth (Wells Fargo) leaving as EVP to join the Merchants National Bank of Cedar Rapids (US Bank) as Chairman, President and Chief Executive Officer.  In 1994 he became President and Chief Executive Officer of the River City Bank of Sacramento, CA, retiring in 1998.  He served as an independent trustee and as President of Berthel Growth and Income Trust retiring in 2005. In 1999 he assisted in organizing and served as Chairman of the Board of the Cedar Rapids Bank and Trust and as a member of the board of QCRH, a bank holding company, retiring in 2006.  He currently serves on the boards of Physicians Total Care, Inc of Tulsa, OK, CRST International, Inc and Great Plains Casualty, Inc. of Cedar Rapids, IA.

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

Additional Information About Executive Officers and Directors

Our executive officers or directors are not associated with one another by family relationships.  None of our directors or officers serves or has served as a director of another reporting company within the past five years.  Based solely in reliance on representations made by our officers and directors, during the past ten years, none of the following occurred with respect to such persons: (1) no petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons, or any partnership in which he or she was a general partner or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing; (2) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, or of any federal or state authority barring, suspending or otherwise limiting, their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (4) no such persons were found by a court of competent jurisdiction in a civil action or by the SEC or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish us with copies of all such Section 16(a) forms filed by such person.  Based solely on a review of the copies of such reports furnished to us during and in connection with our fiscal year ended June 30, 2011, we are not aware of any material delinquencies in the filing of such reports.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and all other executive officers.  Our Code of Ethics is publicly available on our website at www.mediasciences.com.

Corporate Governance

The Board is responsible for the control and direction of the Company.  The Board represents the Company’s stockholders and its primary purpose is to build long-term stockholder value.  Our Board currently consists of six members.  Each director stands for election every year.  Directors hold office until the next annual meeting of the stockholders and until their successors are elected and qualified.

Board Committees.   The Board has three principal committees:  Audit Committee; Compensation Committee; and Nominating and Corporate Governance Committee.  The charter of each committee can be found on our web site at www.mediasciences.com.

Members of the Board Committees are selected each year by our Board of Directors.  Selection to a committee of the Board of Directors is determined by the majority vote of the Board of Directors.  Each committee is comprised of at least three non-employee Board members, each of whom the Board has determined satisfies applicable Nasdaq standards for independence, except that Mr. Levin, having previously served as an executive officer of the Company within the past three years, is not deemed an independent member under Nasdaq criteria.

Committee Membership.   The following table summarizes the current membership and composition of the Board and each of its principal committees.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Michael W. Levin	Member	Member	Member
Paul C. Baker	Member	Chairman	Member
Edwin Ruzinsky
Henry Royer
Dennis Ridgeway
Willem van Rijn	Chairman	Member	Chairman

Audit Committee Financial Expert.   Mr. Van Rijn is the financial expert serving on our Audit Committee and he is an independent member of our Board.

Audit Committee.   The function of the Audit Committee includes reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of Media Sciences, reviewing with Media Sciences’ independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distribution by Media Sciences. Each member of the Audit Committee, other than Mr. Levin, is independent as defined under the Nasdaq’s listing standards. The Audit Committee consists of non-employee directors whom Media Sciences has determined are free of any relationship that could influence their judgment as a committee member and are not associated with a major vendor to, or a customer of, Media Sciences.

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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes the compensation we paid to our Chief Executive Officer and our next most highly compensated executive officers who served at the end of our fiscal year ended June 30, 2011 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position (a)	Year	Salary ($)	Stock awards ($)(1)(2)	Option awards ($)(1)(3)	Non-equity incentive plan compensation earnings ($)(4)	All other compensation ($)(5)	Total ($)
Marc D. Durand	2011	154,233	28,300	–	–	165,000	347,533
Chief Executive Officer and President	2010	126,826	13,250	–	12,825	–	152,901
Michael W. Levin	2011	90,000	–	–	–	514,557	604,557
Former Chief Executive Officer and President	2010	237,000	39,750	–	60,000	–	336,750
Denise Hawkins	2011	111,214	11,000	–	–	120,000	242,214
Chief Financial Officer	2010	90,677	13,250	9,999	19,000	–	132,926

(a)
Principal position refers to the individual’s principal office held at June 30, 2011.  Mr. Durand was appointed C.E.O. in November 2010 and resigned in July 2011.  Mr. Levin resigned in November 2010.  This summary table does not include payments received for post-termination consulting matters or in connection with third party non-competition arrangements.

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

(2)
On November 22, 2010, we granted to Mr. Durand 100,000 shares of common stock and to Ms. Hawkins 50,000 shares of common stock, in each case subject to vesting over four years in equal installments.  The total grant date fair values of the awards are:  $22,000 for Mr. Durand and $11,000 for Ms. Hawkins.

On April 23, 2010, we granted to Mr. Durand 15,000 shares of common stock. The total grant date fair value of the award was $6,300.

On November 20, 2009, we granted Mr. Durand and Ms. Hawkins, each, 25,000 shares of common stock, subject to vesting over three years in equal installments.  The total grant date fair value of the award is $13,250, each.

(3)
On April 23, 2010, we granted Ms. Hawkins stock options to purchase 45,000 shares of our common stock, exercisable for seven years at $0.42 per share, subject to vesting over three years at 33% per year on each anniversary of the grant.  The total grant date fair value of the award is $9,999.

(4)	Refers to amounts under an incentive based bonus structure for certain executives. See the discussion under the heading “Performance Based Bonus Compensation” for additional information.
(5)
Refers to amounts paid or payable in connection with a change of control of registrant.  Does not include the total amount of perquisites and other benefits provided, if such total amount was less than $10,000.  For fiscal 2011, for Mr. Levin, this includes $3,920 for lease of an automobile, $8,250 for a matching contribution under our 401(k) plan, and $2,387 for life insurance premiums, where the beneficiary is not the company.

In general, compensation payable to a Named Executive Officer consists of a base salary, a performance based bonus, an equity-based grant under our incentive stock plan and other benefits, which generally do not exceed $10,000 annually in the aggregate, such as 401(k) plan matching contributions and life insurance premiums, where the beneficiary is not the Company, and payment for termination or change in control circumstances.  In fiscal 2010, each Named Executive Officer agreed to accept a salary at less than his or her annual base salary rate.

Employment Agreement and Arrangements with Named Executive Officers

The following discussion, and the discussion under the caption “Performance Based Bonus Compensation”, summarizes the material terms of the employment agreement or arrangements with Named Executive Officers.  At fiscal year end June 30, 2011, we had employment agreements, subject to at-will employment, with our Chief Executive Officer and Chief Financial Officer.  In addition to the terms described below, each of the executives are entitled to or participate in:  the Company’s stock incentive plans; reimbursement for reasonable travel and other business related expenses; health care benefits under our medical and dental insurance; and participation in any employee plan, perquisite and other benefits made available to our employees or management in general.

Marc D. Durand
On November 12, 2010, the Company agreed to a one year employment arrangement with Mr. Durand to serve as Chief Executive Officer, effective as of November 8, 2010.  Under the arrangement, he received a base salary at the rate of $165,000 per year, and was eligible for a performance bonus under a criteria determined by the Board’s Compensation Committee.  He received a restricted stock grant, on November 22, 2010, of 100,000 shares of the Company’s common stock, subject to vesting in equal increments over a four year period.  Under the arrangement, he was also entitled to receive the following benefits:  a term life insurance policy for $1,000,000, subject to reasonable insurability, during the term of employment, for which he has the right to maintain at his own expense thereafter, health care benefits under our medical and dental insurance, and four weeks’ vacation.  In the event of a “change in control” within the meaning of Treasury Regulations Section 1.409A-3(i) (5), the arrangement provided for a lump sum payment of $165,000 payable, subject to applicable law, within two weeks of the change of control and the immediate vesting of any unvested equity compensation.  If such change in control also were to result in the termination of employment, or in the case of termination without cause, he was entitled to the immediate vesting of any unvested equity compensation, to a lump sum payment of $165,000 payable, subject to applicable law, within two weeks of termination, continued life insurance for one year, for which he has the right to maintain at his own expense thereafter, and continued health insurance for one year.  Mr. Durand resigned effective July 31, 2011.

In addition to the awards described above, Mr. Durand also received the following equity-based awards during our last two completed fiscal years:  (1) on November 20, 2009, a restricted stock award of 25,000 shares, subject to vesting in equal installments on November 20, 2010, 2011 and 2012; (2) on April 23, 2010, a stock award of 15,000 shares of common stock, which vested on October 23, 2010.

Denise Hawkins
On November 12, 2010, the Company agreed to a one year employment arrangement with Ms. Hawkins to serve as Chief Financial Officer, effective as of November 8, 2010.  Under the arrangement, she was entitled to a base salary at the rate of $120,000 per year, and was eligible for a performance bonus under a criteria, correlated to free cash flow, to be determined by the Board’s Compensation Committee.  She received a restricted stock grant, on November 22, 2010, of 50,000 shares of the Company’s common stock, subject to vesting in equal increments over a four year period.  She was also entitled to receive the following fringe benefits:  a term life insurance policy for $1,000,000, subject to reasonable insurability, during the term of employment, which she has the right to maintain at her own expense thereafter, health care benefits under our medical and dental insurance, and four weeks’ vacation.  In the event of a “change in control” within the meaning of Treasury Regulations Section 1.409A-3(i)(5), she was entitled to a lump sum payment of $120,000 payable, subject to applicable law, within two weeks of the change of control and the immediate vesting of any unvested equity compensation.  If such change in control also results in the termination of employment, she was also entitled to continued life insurance for one year, which she has the right to maintain at her own expense thereafter, and continued health insurance for one year.

On May 18, 2011, Ms. Hawkins’ employment term was extended to June 30, 2012 under the following terms and conditions.  She is entitled to a base salary at the rate of $120,000 per year, a retention cash bonus of $10,000 provided she continues to serve through June 30, 2012, and the following fringe benefits:  a term life insurance policy for $1,000,000, subject to reasonable insurability, during the term of employment, health care benefits under our medical and dental insurance, and four weeks’ vacation (based on a 52 week work year).  Upon termination of employment or the expiration of the employment term, she is entitled to continued life insurance for one year, which she has the right to maintain at her own expense thereafter, and continued health insurance for one year.

Effective July 31, 2011, she assumed the office of President.  Effective July 1, 2012, Ms. Hawkins’ employment is to be on an at-will basis with a base salary at the rate of $5,000 per month.  She will be entitled to a term life insurance policy for $1,000,000, subject to reasonable insurability, and health care benefits under our medical and dental insurance.  Upon termination of employment, she will be entitled to continued life insurance for one year, which she has the right to maintain at her own expense thereafter, and continued health insurance for one year.

In addition to the awards described above, Ms. Hawkins also received the following equity-based awards during our last two completed fiscal years:  (1) on November 2009, she received a restricted stock award of 25,000 shares of common stock, subject to a three year vesting period; and (2) on April 2010, she received a stock option grant of 45,000 shares of common stock, subject to a three year vesting period and exercisable for seven years from grant at $0.42 per share.

Performance Based Bonus Compensation

From year to year, our Compensation Committee may establish certain performance criteria for our Named Executive Officers, based on factors and criteria as the Compensation Committee may deem relevant.

For our 2011 fiscal, we did not have a performance based cash bonus compensation plan in effect.  For our 2010 fiscal year, we had in effect a performance based cash bonus compensation plan for certain executive officers.  In fiscal 2010, for Mr. Levin the potential cash bonus was $200,000, of which 33% was based on individualized performance goals (“Individual Performance Bonus”), and 67% determined wholly upon attaining earnings per share criteria determined by the Board (“EPS Bonus”).  For the other Named Executive Officers, the potential cash bonus was up to 40% of the officer’s base salary, of which approximately 50% was based on the Individual Performance Bonus criteria, and 50% on the EPS Bonus criteria.  Bonuses are paid after the fiscal year end.

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

	Fiscal 2010 Bonus Potential			Fiscal 2010 Bonus Earned
Name	EPS Bonus ($)	Individual Performance Bonus ($)	Total Bonus ($)	EPS Bonus ($)	Individual Performance Bonus ($)	Total Bonus ($)
Marc D. Durand	13,500 – 27,000	0 – 13,500	27,000	0	12,825	12,825
Denise Hawkins	14,328 –33,431	0 – 14,327	33,431	0	19,000	19,000
Michael W. Levin	67,000 – 134,000	0 – 66,000	200,000	0	60,000	60,000

Outstanding Equity Awards at 2011 Fiscal Year End

The following table sets forth information concerning outstanding option and stock awards held by the Named Executive Officers as at June 30, 2011.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(a)
Marc D. Durand (1)	46,768	–	3.62	04-21-2015	–	–
Denise Hawkins (2)	20,000	–	1.91	01-12-2015	–	–
Denise Hawkins (3)	32,013	–	2.00	07-08-2013	–	–
Denise Hawkins (4)	10,002	–	1.70	07-16-2011	–	–
Michael Levin (5)	75,073	–	2.00	07-08-2013	–	–

(a)
The amounts in this column reflect the fair market value of outstanding restricted stock awards for the named executive officers using the closing price on June 30, 2011 of $0.13, the last trading day of our common stock in fiscal 2011.

(1)	Granted April 21, 2008.
(2)	Granted January 12, 2005.
(3)	Granted July 8, 2008.
(4)	Granted July 16, 2001.
(5)	Granted July 8, 2008.

Incentive Stock Plans

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program consists of three plans:  the Company's 1998 Incentive Plan; the Company’s 2006 Stock Incentive Plan; and the Company’s 2009 Stock Incentive Plan.  Under these plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards.  The stock options, which may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, entitle the holder to purchase shares of the Company’s common stock for up to ten years from the date of grant, and up to five years for persons owning more than 10% of the total combined voting power of the Company, at a price not less than the fair market value of the common stock on the drat of grant, and not less than 110% of fair market value for persons owning more than 10% of the combined voting power of the Company.  Vesting periods, if any, are determined by the Board of Directors.  The outstanding option grants vest over periods not exceeding five years.  Stock awards may be granted with varying service-based vesting requirements.

Under the Company’s 1998 plan, 1,000,000 common shares were authorized for issuance through awards of options or other equity instruments.  On June 17, 2008, the Company’s 1998 Plan expired, and therefore no further awards may be made under the plan.  As of June 30, 2011, under the 1998 plan, we had issued 206,069 shares pursuant to exercised option awards and 117,316 shares pursuant to stock awards, and had outstanding options to purchase 201,400 shares, exercisable for up to ten years at prices of $0.50 to $6.30 per share.

Under the Company’s 2006 plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of June 30, 2011, we had issued 423,940 shares pursuant to stock awards, and had outstanding options to purchase 292,599 common shares, exercisable for up to seven years from grant at prices of $1.85 to $5.65 per share.  As of June 30, 2011, 283,461 shares remained available for future issuance under the 2006 plan.

Under the Company’s 2009 plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of June 30, 2011, under the 2009 plan, we had issued 145,002 shares pursuant to exercised option awards and 917,000 shares pursuant to stock awards.  As of June 30, 2011, 187,998 shares remained available for future issuance under the 2009 plan.

Employee Profit Sharing Plan

We have a tax-qualified employee paired profit sharing plan. The 401(k) plan covers all of our employees that have been employed for at least six months and meet other age and eligibility requirements. Under the 401(k) plan, employees may choose to reduce their current compensation by up to 15% each year and have that amount contributed to the 401(k) plan. We make matching contributions equal to 25% of the employee’s contribution. In our discretion, we may contribute unmatched contributions. The 401(k) plan qualifies under Section 401 of the Internal Revenue Code, so that we can deduct contributions by employees or by us. Employee contributions to the 401(k) plan are fully vested at all times, and our contributions, if any, vest at the rate of 25% after two years and after two years at the rate of 25% a year until fully vested.  We also maintain a defined contribution plan for our eligible UK employees.  The U.K. plan is 100% Company funded.  Our contributions to these plans totaled $38,000 in fiscal 2011 and $47,000 in fiscal 2010.

Director Compensation

In connection with director services for fiscal 2011, we paid outside directors cash compensation in the aggregate amount of $254,511.  In prior years, the compensation plan consisted of cash compensation and stock-based compensation.  Due to the low trading price of our common stock and to avoid further dilution to the value of the stock, we ceased to pay stock-based compensation, which was previously paid after the fiscal year end.  For fiscal 2011 services, the non-executive Chairman received cash compensation of $45,000 and additional compensation of $75,000 in lieu of stock-based compensation, and other outside directors received cash compensation at the rate of $15,000 per year and additional compensation of $25,000 in lieu of stock-based compensation.  Chairpersons of the following committees were also paid an additional fee for their committee service: Audit $750 and Compensation $500.

2011 Compensation of Non-Employee Directors

Name	Fees earned or paid in cash ($)(b)	Stock awards ($)(c)	Option awards ($)(b)	All other compensation ($)	Total ($)
Paul Baker	34,750	–	–	–	34,750
Dennis Ridgeway	33,750	–	–	–	33,750
Henry Royer	33,750	–	–	–	33,750
Edwin Ruzinsky	35,250	–	–	–	35,250
Willem van Rijn	101,250	–	–	–	101,250
Michael W. Levin (a)	15,761	–	–	–	15,761

(a)	Refers to the period commencing November 2010.
(b)
Does not include compensation relating to fiscal 2010 services, payable following fiscal year end.  Subsequent to our 2010 fiscal year end, we paid $75,000 to the Chairman and $25,000 to other directors in lieu of stock-based compensation.

(c)
The aggregate number of stock awards option awards outstanding at June 30, 2011 granted as director compensation was:  Mr. Baker, 49,123 options; Mr. Ridgeway, 29,123 options; Mr. Royer, 29,123 options; Mr. Ruzinsky, 39,123 options; and, Mr. van Rijn, 60,012 options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The tables below sets forth, as of September 24, 2011, the shares of our common stock beneficially owned by: each of our directors; each of our Named Executive Officers; all of our officers, including all Named Executive Officers, and directors as a group; and each person known to us to be the beneficial owner of more than 5% of our common stock.

This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.  All persons named in the tables, unless otherwise noted in the footnotes, have the sole voting and dispositive power with respect to common stock that they beneficially own.  Beneficial ownership of common stock that are acquirable within 60 days upon the exercise of stock options are listed separately.  For purposes hereof, for each named person, restricted stock awards that are subject to vesting are included being beneficially owned, and the calculation of percent of class gives effect to those restricted shares and those shares acquirable within 60 days.  For purposes hereof, beneficial ownership has been determined based upon the number of shares reported as outstanding as of September 24, 2011.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Additional Shares Acquirable Within 60 days		Percent of Class
Officers and Directors
Denise Hawkins	123,657		36,007	(a)	1.2
Marc Durand	140,000		0		1.0
Michael W. Levin	1,371,450	(b)	75,073	(c)	10.5
Paul Baker	152,667	(d)	44,123	(e)	1.4
Dennis Ridgeway	61,938		29,123	(f)	*
Henry Royer	62,667	(g)	29,123	(h)	*
Edwin Ruzinsky	92,667		34,123	(i)	*
Willem van Rijn	174,000		60,012	(j)	1.7
All officers and directors as a group (8 persons)	2,179,046		307,584		17.8

*	Represents less than 1%.
(1)	The address of each of the persons named in the table, unless otherwise indicated, is c/o Media Sciences International, Inc., 8 Allerman Road, Oakland, New Jersey 07436.
(a)	Refers to shares acquirable upon exercise of the following option grants: 20,000 shares at $1.91 per share until January 12, 2015; and 16,007 shares at $2.00 per share until July 8, 2013.
(b)	Includes 120,000 shares owned by his minor children and 8,000 shares owned by his spouse.
(c)	Refers to shares underlying options granted on July 8, 2008 exercisable at $2.20 per share until July 8, 2013.
(d)	Includes 12,500 shares beneficially owned by spouse.
(e)
Refers to shares acquirable upon exercise of the following option grants:  5,000 shares at $0.65 per share until September 24, 2012; 5,000 shares at $0.85 per share until February 10, 2014; 5,000 shares at $1.45 per share until December 17, 2014; 10,000 shares at $2.71 per share until January 30, 2016; 10,000 shares at $6.30 per share until December 14, 2016; and 9,123 shares at $5.65 per share until October 10, 2014.

(f)
Refers to shares acquirable upon the exercise of the following option grants:  10,000 shares at $3.38 per share until February 26, 2016; 10,000 shares at $6.30 per share until December 14, 2016; and 9,123 shares at $5.65 per share until October 10, 2014

(g)	Does not include 50,000 shares held by Heffernen 1966 Trust B, a trust controlled by Mr. Royer’s spouse. Mr. Royer disclaims beneficial ownership of such shares.
(h)
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

(j)
Refers to shares acquirable upon the exercise of the following option grants:  10,000 shares at $4.09 per share until May 2, 2016; 10,000 shares at $6.30 per share until December 14, 2016; 9,123 shares at $5.65 per share until October 10, 2014; and 30,889 shares at $3.50 per share until March 1, 2015.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Additional Shares Acquirable Within 60 days	Percent of Class
5% Security Holders
Richard E. Teller and Kathleen A. Rogers 545 Boylston Street Brookline, MA 02445	1,112,500	0	8.7%

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of June 30, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders	493,999	$3.23	471,459
Equity compensation plans not approved by security holders	–	–	–
Total	493,999	$3.23	471,459

Plans in the Shareholder Approved Category

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  The equity incentive program consists of three plans, our 1998 Incentive Plan, our 2006 Stock Incentive Plan and our 2009 Stock Incentive Stock Plan.  Under each of the plans, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, stock units and other types of equity awards.  Collectively, the plans have provided for the issuance of up to 3,250,000 shares of common stock.  As of June 30, 2011, under the 1998 plan, we had issued 206,069 shares pursuant to exercised option awards and 117,316 shares pursuant to stock awards, and had outstanding options to purchase 201,400 shares, exercisable for up to ten years at prices of $0.50 to $6.30 per share.  On June 17, 2008, the 1998 plan expired and no new awards can be made under it.  As of June 30, 2011, under the 2006 plan, we had issued 423,940 shares pursuant to stock awards, and had outstanding options to purchase 292,599 common shares, exercisable for up to seven years from grant at prices of $1.85 to $5.65 per share.  As of June 30, 2011, 283,461 shares remained available for future issuance under the 2006 plan.  As of June 30, 2011, under the 2009 plan, we had issued 145,002 shares pursuant to exercised option awards and 917,000 shares pursuant to stock awards.  As of June 30, 2011, 187,998 shares remained available for future issuance under the 2009 plan.

Changes in Control

We do not have any arrangements that may result in a change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 8, 2010, the Company entered into an Asset Purchase Agreement with Katun Corporation and one of its subsidiaries.  Under the terms of the agreement, Katun purchased assets used in Media Sciences’ toner business, including, inventory, fixed assets, and intangibles, including business name and trademarks, for approximately $11 million, which amount is subject to adjustment based on the value of inventory.  Of the purchase price, $1.1 million was placed in escrow to cover indemnification claims.  Katun also assumed the liability for all of Media Sciences’ unfulfilled purchase orders, for a defined amount for returns and allowances, and for any post-closing liabilities under all assigned customer and vendor contracts arising out of its toner business, but not for any of Media Sciences’ other liabilities.  Contemporaneously, the parties also entered into a Master Distribution Agreement by which the parties agreed that Katun will be the exclusive distributor of Media Sciences’ solid ink products for Xerox-branded color printers for a period of three years.  The distribution agreement was terminated effective April 22, 2011, with a $250,000 termination penalty credited against accounts receivable.  The parties also entered into a license agreement allowing Media Sciences and its affiliates to continue using its business name and websites for up to two years.  As part of the negotiation of the Asset Purchase Agreement with Katun, Katun demanded that Michael Levin sign a non-competition, non-solicitation and confidentiality agreement with terms that restrict certain business activities of Mr. Levin.  The Company requested that Mr. Levin sign such agreement, and to induce such signing, and in consideration thereof, Mr. Levin received $280,000.

On November 8, 2010, the Company entered into a consulting agreement with Mr. Levin. The service term was through March 31, 2011.  Subject to any restrictions placed upon Mr. Levin by future employment, Mr. Levin agreed to hold himself available to provide additional consulting services after March 31, 2011.  The compensation for the consulting term was in the amount of $150,000 and at the rate of $1,000 per day for additional consulting services.  The consulting agreement permitted Mr. Levin to enter full time employment with a third party after January 31, 2011.  Total compensation paid to Mr. Levin under this agreement was $169,000.

All of our directors and all members of Board committees, other than Michael W. Levin, a former officer, are independent directors.  For purposes of determining independence, we are applying the independence standards of the Nasdaq Stock Market LLC.  Reference is made to Item 10 of Part III of this Report on Form 10-K for additional information about our Board and Board Committees, including their composition.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by EisnerAmper, LLP our principal independent registered public accounting firm, for the years ended June 30, 2011 and 2010 were $177,700 and $105,000, respectively.  Fees for audit services provided by Amper, Politziner & Mattia, LLP, for the year ended June 30, 2010 were $45,149.  Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, reviews of our interim financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by EisnerAmper, LLP during the years ended June 30, 2011 and 2010 were $0.  Fees for audit-related services provided by Amper, Politziner & Mattia, LLP during the year ended June 30, 2010 were $0.  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by EisnerAmper, LLP for the years ended June 30, 2011 and 2010 were $37,898 and $0, respectively.  Fees for tax services provided by Amper, Politziner & Mattia, LLP during the fiscal year ended June 30, 2010 were $18,135.  Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services by EisnerAmper, LLP or Amper, Politziner & Mattia, LLP for the fiscal years ended June 30, 2011 and 2010.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by the independent registered public accounting firm.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  As part of its pre-approval policy, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it.  All services performed in our 2011 and 2010 fiscal years were pre-approved.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      List of documents filed as a part of this report:

(1)      Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2011 and 2010
Consolidated Statements of Operations for the years ended June 30, 2011 and 2010
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended June 30, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010
Notes to Consolidated Financial Statements

(2)      Index to Financial Statement Schedules

Not required.

(3)      Index to Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on April 28, 2010)
2.2	Asset Purchase Agreement (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on November 12, 2010)
3(i)(1)	Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(1) of Quarterly Report on Form 10-QSB/A filed on September 1, 1998)
3(i)(2)	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(5) of Annual Report on Form 10-KSB filed on September 28, 1999)
3(i)(3)	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(1) of Quarterly Report on Form 10-QSB filed on May 15, 2002)
3(i)(4)	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(1) of Current Report on Form 8-K filed on June 28, 2007
3(i)(5)	Certificate of Designation (incorporated by reference to Exhibit 4.5 of Registration Statement on Form SB-2, Registration Number 333-91005, originally filed on November 15, 1999)
3(i)(6)	Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3(i)(6) of Annual Report on Form 10-KSB filed on September 15, 2003)
3(i)(7)
Certificate of Amendment of Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.7 of Registration Statement on Form SB-2, Registration Number 333-112340 filed on January 30, 2004)

3(ii)	By-Laws, as amended and restated (incorporated by reference to Exhibit 3(ii) of Current Report on Form 8-K filed on August 2, 2007)
10.1+	1998 Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 4.10 of Registration Statement on Form S-8 filed on March 22, 2006)
10.2+	2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.9 of Registration Statement on Form S-8 filed on October 9, 2007)
10.3+	2006 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on February 12, 2009)
10.4+	2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.9 of Registration Statement on Form S-8 filed on February 5, 2009)
10.5+	Form of Amended and Restated Employment Agreement with Michael Levin (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on November 24, 2009)
10.6	Agreement of Termination of Employment (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on November 12, 2010)
10.7	Consulting Agreement (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on November 12, 2010)
10.8	Form of Loan Agreement Documents (incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 14, 2008)
10.9	Agreement of Amendment to Revolving Loan and Security Agreement (incorporated by reference to Exhibit 10.23 of Annual Report on Form 10-K filed on September 24, 2009)
10.10	Second Agreement of Amendment to Revolving Loan and Security Agreement (incorporated by reference to Exhibit 10.11 of Annual Report on Form 10-K filed on September 25, 2008)
10.11	Third Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on June 26, 2009)
10.12	Fourth Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on October 29, 2009)
10.13	Fifth Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 28, 2010)
10.14	Sixth Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.8 of Form 10-Q filed on May 13, 2010)
10.15	Seventh Agreement of Amendment to Revolving Loan and Security Agreement and Other Documents (incorporated by reference to Exhibit 10.21 of Form 10-K filed on September 28, 2010)

10.16	Lease Agreement (incorporated by reference to Exhibit 10.13 of Annual Report on Form 10-KSB filed on or about September 28, 2000)
10.17	Sublease Agreement (incorporated by reference to Exhibit 10 of Current Report on Form 8-K filed on January 24, 2005)
10.18	Master Lease Agreement, July 2005 (incorporated by reference to Exhibit 10.27 of Annual Report on Form 10-KSB filed on September 13, 2005)
10.19	Lease Extension Rider (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on November 24, 2009)
10.20	Lease Termination and Surrender Agreement (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on July 18, 2011)
11	Statement re: computation of per share earnings is hereby incorporated by reference to Part II, Item 8 of this report
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.2*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
* Filed herewith
+ Represents executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

By: /s/ Denise Hawkins
Denise Hawkins
President and Chief Financial Officer

Dated: October 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Denise Hawkins	President and Chief Financial Officer	October 12, 2011
Denise Hawkins

/s/ Willem van Rijn	Director and Non-Executive Chairman	October 12, 2011
Willem van Rijn

/s/ Michael W. Levin	Director	October 12, 2011
Michael W. Levin

/s/ Paul C. Baker	Director	October 12, 2011
Paul C. Baker

/s/ Edwin Ruzinsky	Director	October 12, 2011
Edwin Ruzinsky

/s/ Henry Royer	Director	October 12, 2011
Henry Royer

/s/ Dennis Ridgeway	Director	October 12, 2011
Dennis Ridgeway