Form 10-Q
period 2011-09-30
MEDIA SCIENCES INTERNATIONAL INC
filed 2011-11-14
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 1-16053

MEDIA SCIENCES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0475073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

203 Ridge Road, Goshen, NY  10924
(Address of principal executive offices) (Zip Code)

(201) 677-9311
(Registrant’s telephone number, including area code)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorted period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of November 9, 2011, we had 13,647,376 shares of common stock outstanding.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4.	(REMOVED AND RESERVED)	18

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	18

SIGNATURES		19

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	June 30,
ASSETS	(Unaudited)	2011	*
CURRENT ASSETS:
Cash and cash equivalents	$2,633,899	$4,112,542
Restricted cash held in escrow account	1,059,479	1,059,371
Prepaid expenses and other current assets	27,536	79,230
Deferred tax assets	23,290	23,290
Assets held for sale	–	87,079
Assets of discontinued operations	29,969	126,604
Total Current Assets	3,774,173	5,488,116

PROPERTY AND EQUIPMENT, NET	1,482	28,285

OTHER ASSETS	7,000	7,000

TOTAL ASSETS	$3,782,655	$5,523,401

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	69,229	140,472
Accrued compensation and benefits	20,102	25,518
Other accrued expenses and current liabilities	20,322	263,070
Leases payable	–	536,756
Income tax payable	1,500	–
Liabilities of discontinued operations	223,937	386,250
Total Current Liabilities	335,090	1,352,066

TOTAL LIABILITIES	335,090	1,352,066

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value
Authorized 5,000,000 shares; none issued	–	–
Common Stock, $.001 par value 25,000,000 shares authorized;
shares issued and outstanding, 13,647,376	13,647	13,647
Additional paid-in capital	8,387,136	8,387,136
Accumulated other comprehensive income	19,739	29,664
Accumulated deficit	(4,972,957)	(4,259,112)
Total Shareholders' Equity	3,447,565	4,171,335

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,782,655	$5,523,401

*Derived from audited information.

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2011	2010

NET REVENUES	$–	$–

COST OF GOODS SOLD	–	–

GROSS PROFIT	–	–

OTHER COSTS AND EXPENSES:
Selling, general and administrative, excluding depreciation and amortization	374,353	586,042
Depreciation and amortization	5,360	7,091
Total other costs and expenses	379,712	593,133

LOSS FROM OPERATIONS	(379,712)	(593,133)

Interest expense	–	(75,455)
Interest income	108	24
Amortization of debt discount on convertible debt	–	(43,852)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(379,604)	(712,416)
Provision for income taxes	(1,500)	(1,500)

NET LOSS FROM CONTINUING OPERATIONS	(381,104)	(713,916)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,NET OF INCOME TAXES	(332,740)	28,977

NET LOSS	$(713,845)	$(684,939)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.03)	$(0.05)
Discontinued operations	$(0.02)	$0.00
Net loss	$(0.05)	$(0.05)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.03)	$(0.05)
Discontinued operations	$(0.02)	$0.00
Net loss	$(0.05)	$(0.05)

WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic and diluted	13,647,376	12,735,865

See accompanying notes to condensed consolidated financial statements
.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
THREE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
BALANCES, JUNE 30, 2011	13,647,376	$13,647	$8,387,136	$29,664	$(4,259,112)	$4,171,335
Components of comprehensive loss:
Net loss	–	–	–	–	(713,845)	(713,845)
Cumulative translation adjustment	–	–	–	(9,925)	–	(9,925)
Total comprehensive loss	–	–	–	–	–	(723,770)
BALANCES, SEPTEMBER 30, 2011	13,647,376	$13,647	$8,387,136	$19,739	$(4,972,957)	$3,447,565

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(713,845)	$(684,939)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,360	138,409
Stock-based compensation expense	–	82,757
Deferred income taxes	–	40,000
Provision for (reduction of) inventory obsolescence reserves	–	21,634
Provision for returns and doubtful accounts allowance	–	53,163
Amortization of debt discount on convertible debt	–	43,852
Loss on sale of fixed assets	40,025	–
Changes in operating assets and liabilities:
Accounts receivable	126,604	336,272
Inventories	–	(229,179)
Income taxes	1,500	44,500
Prepaid expenses and other current assets	21,725	(62,811)
Accounts payable	(99,697)	486,108
Accrued compensation and benefits	(53,357)	173,427
Other accrued expenses and current liabilities	(846,945)	225,522
Accrued product warranty costs	(22,987)	(67,000)
Deferred rent liability	–	(7,566)
Deferred revenue	–	(12,994)
Net cash provided by (used in) operating activities	(1,541,617)	581,155

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	–	(187,146)
Proceeds from disposition of property and equipment	68,498	–
Net cash provided by (used in) investing activities	68,498	(187,146)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase)/decrease in restricted cash	(108)	87,843
(Repayments)/proceeds, net on bank credit line	–	(455,733)
Net cash used in financing activities	(108)	(367,890)
Effect of exchange rate changes on cash and cash equivalents	(5,416)	(32,651)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,478,643)	(6,532)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,112,542	317,611

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,633,899	$311,079

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$69,430
Income taxes paid (refunded)	$150	$(44,500)

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS

Basis of Presentation.   The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Article 8 of Rule S-X.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, filed with the SEC on October 12, 2011.  The June 30, 2011 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Media Sciences International, Inc., a Delaware corporation, and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  As of September 30, 2011, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended June 30, 2011.

The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2012.

Nature of Business and Discontinued Operations.  Media Sciences International, Inc. is a holding company which conducts its business through its operating subsidiaries.  The Company was a manufacturer of business color printer supplies and industrial ink applications, which the Company distributed through a distribution channel and direct to original equipment manufacturers.  On November 8, 2010, the Company  sold substantially all of its toner assets to Katun Corporation and one of its subsidiaries, including inventory, fixed assets and intangibles, as well as its business name and trademarks, for approximately $11 million cash of which the net carrying amount of these assets was $7.9 million.  Of the purchase price approximately $1.1 million is to be held in escrow for a fifteen month period to cover certain indemnity claims.  Certain indemnity claims are limited to no more than $2.0 million dollars for a three year time period after which there is no indemnity coverage.  The Company entered into a non-compete agreement with Katun precluding it from selling toner based products for a period of three years.  The Company also entered into a licensing arrangement with Katun whereby it could continue to use the Company’s corporate name and other intellectual property.  The Company has reclassified all of its activity related to the toner business as discontinued operations for all periods presented prior to the sale.

On April 22, 2011, Media Sciences International, Inc., Media Sciences, Inc. and Xerox Corporation entered into an agreement settling a patent infringement lawsuit before the United States District Court for the Southern District of New York, Case No. 06CV4872.  Under the terms of the settlement, all claims of the parties in the litigation were resolved by the exchange of releases that the Company received from Xerox and that the Company provided to Xerox, and additional consideration exchanged between the parties.  The settlement agreement was deemed entered into and became effective on April 22, 2011, and the parties agreed to apply for an order granting consent dismissal of the litigation.  Under the terms of the settlement, the parties resolved, on mutually agreeable terms, infringement claims on certain Xerox-held patents related to the shape of the ink sticks, and the parties exchanged certain other business and financial considerations.  The Company has delivered to Xerox certain inventory and assets related to industrial ink and has assigned certain patent and other intellectual property rights to Xerox.  The Company has ceased manufacturing its inks for use in Xerox color printers and has effectively exited the ink business.  Each party bore its own fees, costs and expenses relating to the litigation.  The gain from the settlement included settlement proceeds from Xerox of $4,950,000, plus transition service fees of $134,600 and less the net carrying amount of assets of $2,624,705.  The Company has reclassified all of its activity related to the ink business as discontinued operations for all periods presented prior to the settlement.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS (CONTINUED):

Assets of discontinued operations are summarized as follows:

	September 30, 2011	June 30, 2011
Accounts receivable, net	$–	$126,604
Other assets	29,969	–
Assets of discontinued operations	$29,969	$126,604

Liabilities of discontinued operations are summarized as follows:

	September 30, 2011	June 30, 2011
Accounts payable	$27,908	$56,363
Accrued compensation and benefits	–	47,941
Accrued product warranty	110,827	133,814
Other accrued expenses and other current liabilities	85,202	148,132
Liabilities of discontinued operations	$223,937	$386,250

Summarized statements of operations data for discontinued operations are as follows:

	Three months ended September 30,
	2011	2010
Net sales:
Toner	$–	$2,654,717
Ink	–	2,048,940
Net Sales	$–	$4,703,657

Pre-tax income (loss)from discontinued operations	$(332,740)	$67,477
Income tax benefit (expense)	–	(38,500)
Income (loss) from discontinued operations, net of income taxes	$(332,740)	$28,977

The Company is no longer actively engaged in any material operations and the Board of Directors has authorized a proposal for a plan of liquidation to be presented for shareholder action at a meeting of shareholders that is  scheduled for December 29, 2011.  There can be no assurances, however, that the proposal will be approved, and if approved, the ultimate amount of net assets available for distribution to shareholders.

Estimates and Uncertainties.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s most significant estimates and assumptions made in the preparation of the financial statements relate to income taxes, income tax valuation allowance, warranty reserves, and certain accrued expenses.  Actual results could differ from those estimates.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS (CONTINUED):

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

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents and accounts payable reasonably approximate their fair value due to the relatively short maturities of these instruments.  The fair value estimates presented herein were based on market or other information available to management.  The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Restricted Cash.  At September 30, 2011 and June 30, 2011, restricted cash was $1,059,479 and $1,059,371, respectively.  The balances were restricted due to funds held in escrow in conjunction with an indemnity clause related to the sale of toner assets (see Nature of Business and Discontinued Operations above).

Income Taxes.   The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences.  The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not.  The Company has incurred substantial losses before income taxes for the three months ended September 30, 2011 and substantial losses from continuing operations before income taxes for the year ended June 30, 2011.  The Company provided a valuation allowance during fiscal year 2010 for substantially all of its then remaining deferred tax assets as it was deemed more likely than not that certain federal net operating loss carry forwards and other future deductible temporary differences included in the Company’s deferred tax assets would not be realized.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  This update eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires an entity to present either in one continuous statement of net income and other comprehensive income or in two separate, but consecutive statements.  This standard becomes effective for fiscal years, and interim periods within those years beginning on or after December 15, 2011.  We are currently evaluating the impact of the implementation of this guidance on our consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

		September 30, 2011
		(Unaudited)	June 30, 2011
Property and Equipment, net	Useful Lives
Equipment	0 – 3 years	$12,961	$771,331
Furniture and fixtures	0 - 3 years	–	111,077
Automobiles	0 years	–	30,434
Leasehold improvements	0 years	–	8,239
Tooling and molds	0 years	–	13,084
		12,961	934,165
Less: Accumulated depreciation and amortization		11,479	905,880
		$1,482	$28,285

NOTE 4 – LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options, restricted stock units and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended September 30,
	2011	2010
Numerator for basic and diluted:
Loss from continuing operations	$(381,104)	$(713,916)
Income (loss) from discontinued operations	(332,740)	28,977
Net loss	$(713,845)	$(684,939)

Denominator :
For basic loss per common share – weighted average shares outstanding	13,647,376	12,735,865
Effect of dilutive securities - stock options, unvested restricted stock units and warrants	–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	13,647,376	12,735,865

Basic earnings (loss) per share
Loss from continuing operations	$(0.03)	$(0.05)
Income (loss) from discontinued operations	$(0.02)	$0.00
Net loss	$(0.05)	$(0.05)

Diluted earnings (loss) per share
Loss from continuing operations	$(0.03)	$(0.05)
Income (loss) from discontinued operations	$(0.02)	$0.00
Net loss	$(0.05)	$(0.05)

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOSS PER SHARE (CONTINUED)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the three months ended September 30, 2011 and 2010 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for those periods:

	Three Months Ended September 30,
	2011	2010
Options	441,231	904,392

NOTE 5 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,
	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$–	$40,451
Employee restricted stock units	–	27,690
Non-employee director restricted stock units	–	15,708
Amounts capitalized as inventory	–	(1,092)
Total stock-based compensation expense	$–	$82,757
Tax effect of stock-based compensation recognized	–	(26,815)
Net effect on net loss	$–	$55,942

As of September 30, 2011, the unrecorded deferred stock-based compensation balance was $0 after estimated forfeitures.

During the three months ended September 30, 2011, the Company did not grant any stock options or shares of restricted stock.  During the three months ended September 30, 2010, the Company granted 100,002 stock options with a grant date fair value of $12,780 after estimated forfeitures.  During the three months ended September 30, 2010, the Company granted 50,000 shares of restricted stock with a grant date fair value of $14,982 after estimated forfeitures.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30,
	2011 (a)	2010
Risk-free interest rate	–	1.7%
Dividend yield	–	0.0%
Expected stock price volatility	–	64%
Average expected life of options	–	4.8 years

(a) No stock options were granted during the three months ended September 30, 2011.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

Authoritative guidance issued by the FASB requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable.  In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  For the three months ended September 30, 2010, the expected stock price volatility assumption was determined using the Company’s historic volatility.

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

Under the Company’s 1998 Plan, 1,000,000 common shares were authorized for issuance through awards of options or other equity instruments.  An aggregate of 323,385 shares were issued under the plan, and options to purchase 181,398 shares were outstanding at September 30, 2011.  The 1998 Plan expired on June 17, 2008, and no further awards may be made under the plan.  Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of September 30, 2011, 316,227 common shares were available for future issuance under the 2006 Plan.  Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of September 30, 2011, 187,998 common shares were available for future issuance under the 2009 Plan.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2011	493,999	$3.23
Three months ended September 30, 2011:
Options granted	–	–
Options exercised	–	–
Options cancelled/expired/forfeited	(52,768)	2.45
Balance outstanding at September 30, 2011	441,231	$3.32

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK-BASED COMPENSATION (CONTINUED)

The options outstanding and exercisable at September 30, 2011 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.50 to $0.85	11,000	1.6	$0.73	11,000	$0.73
$1.15 to $2.00	104,488	2.4	1.92	104,488	1.92
$2.01 to $6.30	325,743	3.5	3.85	325,743	3.85
	441,231	3.2	$3.32	441,231	$3.32

At September 30, 2011, none of the Company’s exercisable options were in-the-money.  Accordingly, all outstanding and exercisable options at that date had no aggregate intrinsic value.  No options were exercised during the three months ended September 30, 2011.

The weighted average grant date fair value of options granted during the three months ended September 30, 2011 was $0, as no stock options were granted.  The weighted average grant date fair value of options granted during the three months ended September 30, 2010 was $0.21.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the three months ended September 30, 2011, the Company’s Board of Directors did not approve any new grants of restricted stock.

As of September 30, 2011, there was $0 of total unrecognized deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.

NOTE 6 – ACCRUED PRODUCT WARRANTY COSTS

The Company provides a warranty for all of its consumable supply products.  The Company’s warranty stipulates that it will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products.  The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized.  Factors that may affect the warranty liability and expense include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim.  The Company periodically assesses the adequacy of the recorded warranty liability and adjusts the amount as necessary.  The Company continues to warrant its products sold prior to discontinuing its operations (see Note 1) and did not sell the liability with the respect to those operations.  This liability relates exclusively to operations which have been discontinued and the liability is included in liabilities of discontinued operations on the accompanying condensed consolidated balance sheets.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED PRODUCT WARRANTY COSTS (CONTINUED)

Changes in accrued product warranty costs for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010
Accrued product warranty costs at the beginning of the period	$133,814	$432,548

Warranties accrued during the period	–	263,183
Warranties settled during the period	(22,987)	(330,183)
Net change in accrued warranty costs	(22,987)	(67,000)

Accrued product warranty costs at the end of the period	$110,827	$365,548

NOTE 7 – LITIGATION AND CONTINGENCIES

At September 30, 2011, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 6, “Factors Affecting Results Including Risks and Uncertainties” included in  our Form 10-K for the year ended June 30, 2011, filed October 12, 2011.  You should carefully review these risks and also review the risks described in other documents we file from time to time with the SEC.  You are cautioned not to place undue reliance on these forward-looking statements.  We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

Media Sciences International, Inc. was a manufacturer of color toner cartridges and solid inks for use in business color printers.  Our products were distributed through an international network of dealers and distributors.  Through two unrelated transactions in the year ending June 30, 2011, we sold one of our product lines and exited the other.  On November 8, 2010, the Company sold substantially all of its toner assets to Katun Corporation and discontinued selling toner based products.  On April 22, 2011, and unrelated to the Katun transaction, the Company entered into an agreement with Xerox settling a patent infringement lawsuit, after which the Company ceased manufacturing its inks for use in Xerox color printers and effectively exited the ink business.  As a result, we currently have no substantive operations and the Board of Directors has authorized a proposal for a plan of liquidation to be presented for shareholder action at a meeting of shareholders presently scheduled for December 29, 2011.

RESULTS OF OPERATIONS

Selling, General and Administrative, excluding Depreciation and Amortization.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended September 30, 2011, compared to the same period last year, decreased by $212,000 or 36% to $374,000 from $586,000.  This decrease is primarily the result in compensation expenses related to the change in corporate structure.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended September 30, 2011 compared to the same period last year, decreased by $2,000 or 24% to $5,000 from $7,000.  The decrease in non-manufacturing depreciation and amortization expense reflects the decline in our non-manufacturing fixed asset additions over the comparative periods.

Interest Expense.   For the three months ended September 30, 2011, we earned interest income of $100.  This compares with interest expense of $75,000, for the three months ended September 30, 2010.  This change was the result of year-over-year decreases in the Company’s level of debt.

Discontinued Operations.  Discontinued operations are related to the toner product line that was sold to Katun as well as the industrial ink product line that was transferred to Xerox and the phaser ink product line that was exited as a result of the settlement of the lawsuit with Xerox.  For the three months ended September 30, 2011, we had a pre-tax loss from discontinued operations of $333,000.  For the three months ended September 30, 2010, we had a pre-tax income from discontinued operations of $67,000.

Income Taxes.   For the three months ended September 30, 2011 and 2010, we recorded income tax expense of $2,000 from continuing operations.  This represents the minimum taxes due. For the three months ended September 30, 2010, we recorded income tax expense of $39,000 from discontinued operations.  This represents the deferred tax liability exposure which had previously been offset against the deferred tax assets to be recorded as a long term liability on our balance sheet.

Net Loss.   For the three months ended September 30, 2011, we incurred a net loss of $714,000 ($0.05 per share basic and diluted).  This compares with a net loss of $685,000 ($0.05 per share basic and diluted) for the three months ended September 30, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements, included in Item 1 of Part I of this report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and  Note 1 of the Notes to Consolidated Financial Statements in Item 8 (Financial Statements and Supplementary Data) of our Form 10-K for the year ended June 30, 2011, filed October 12, 2011.  There were no significant changes in our critical accounting policies during the three months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2011, our cash and cash equivalents decreased by $1,479,000 to $2,634,000.  Operating activities used $1,542,000 while Investing and Financing activities provided $68,000 from the sale of property and equipment.

We utilized $1,542,000 of cash in our operating activities for the three months ended September 30, 2011 as compared to providing $581,000 during the comparative three months ended September 30, 2010.  The $1,542,000 of cash utilized by operating activities during the three months ended September 30, 2011 resulted from a $714,000 loss from operations, less non-cash charges totaling $45,000, and $873,000 of cash utilized as a result of an increase in our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $873,000 decrease in our non-cash working capital include: (1) a $947,000 decrease in our trade obligations and other accrued expenses; (2) a $23,000 decrease in our accrued product warranties; (3) a $127,000 decrease in our accounts receivable; and (4) a $53,000 decrease in our accrued compensation and benefits during the quarter.

SOME SIGNIFICANT FACTORS AFFECTING FUTURE LIQUIDITY

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information set forth in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) in our Form 10-K for the year ended June 30, 2011, filed October 12, 2011.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and chief financial officer has concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There have been changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2011.  During the fiscal quarter, our Chief Financial Officer also assumed the office of President and is serving as the Company’s principal executive officer.  As  one individual is now responsible for the functions of a principal executive and principal financial officer, the board of directors is now providing not only oversight regarding the internal control process but also has designated a board member, a former principal executive officer of the Company who may be deemed not independent (for purposes hereof utilizing Nasdaq independence standards), to participate actively in the internal control process in order to review financial reporting.  These changes have not materially affected, nor are they reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

At September 30, 2011, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

ITEM 1A.   RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included in Item 1A “Risk Factors” of our Form 10-K for the year ended June 30, 2011, filed October 12, 2011 and is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (REMOVED AND RESERVED)

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
10.1	Lease Termination and Surrender Agreement (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on July 18, 2011)
31.1*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*+	XBRL Instance Document
101.SCH*+	XBRL Taxonomy Extension Schema
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*+	XBRL Taxonomy Extension Definition Linkbase
101.LAB*+	XBRL Taxonomy Extension Label Linkbase
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase
*      Filed herewith
+	The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: November 14, 2011	By:	/s/ Denise Hawkins
Denise Hawkins
President (Principal Executive Officer) and Chief Financial Offier