Form 10-Q
period 2011-12-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2012-02-14
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 9, 2012, we had 13,647,376 shares of common stock outstanding.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4.	MINE SAFTEY DISCLOSURES	18

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	18

SIGNATURES		19

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30,
ASSETS	(Unaudited)	2011*
CURRENT ASSETS:
Cash and cash equivalents	$2,184,287	$4,112,542
Restricted cash held in escrow account	1,003,839	1,059,371
Deferred tax assets	–	23,290
Prepaid expenses and other current assets	19,349	79,230
Assets held for sale	–	87,079
Assets of discontinued operations	23,975	126,604
Total Current Assets	3,231,450	5,488,116

PROPERTY AND EQUIPMENT, NET	834	28,285

OTHER ASSETS	7,000	7,000

TOTAL ASSETS	$3,239,284	$5,523,401

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	25,230	140,472
Accrued compensation and benefits	11,603	25,518
Leases payable	–	536,756
Other accrued expenses and current liabilities	41,704	263,070
Income tax payable	850	–
Liabilities of discontinued operations	144,795	386,250
Total Current Liabilities	224,182	1,352,066

TOTAL LIABILITIES	224,182	1,352,066

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value
Authorized 5,000,000 shares; none issued	–	–
Common Stock, $.001 par value 25,000,000 shares authorized;
13,647,376 shares issued and outstanding	13,647	13,647
Additional paid-in capital	8,387,136	8,387,136
Accumulated other comprehensive income	12,842	29,664
Accumulated deficit	(5,398,523)	(4,259,112)
Total Shareholders' Equity	3,015,102	4,171,335

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,239,284	$5,523,401

*  Derived from audited financial information.

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

NET REVENUES	$–	$–	$–	$–

COST OF GOODS SOLD	–	–	–	–

GROSS PROFIT	–	–	–	–

OTHER COSTS AND EXPENSES:
Selling, general and administrative, excluding depreciation and amortization	282,713	1,734,160	657,066	2,320,202
Depreciation and amortization	648	9,537	6,008	16,628
Total other costs and expenses	283,361	1,743,697	663,074	2,336,830

LOSS FROM OPERATIONS	(283,361)	(1,743,697)	(663,074)	(2,336,830)

Interest expense	–	(59,769)	–	(135,224)
Interest income	65	2,663	172	2,687
Amortization of debt discount on convertible debt	–	(47,201)	–	(91,053)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(283,296)	(1,848,004)	(662,902)	(2,560,420)
Provision (benefit) for income taxes	1,500	(739,202)	3,000	(737,702)

NET LOSS FROM CONTINUING OPERATIONS	(284,796)	(1,108,802)	(665,902)	(1,822,718)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(140,769)	3,299,633	(473,509)	3,328,610

NET (LOSS) INCOME	$(425,565)	$2,190,831	$(1,139,411)	$1,505,892

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.02)	$(0.09)	$(0.05)	$(0.14)
Discontinued operations	$(0.01)	$0.26	$(0.03)	$0.26
Net (loss) income	$(0.03)	$0.17	$(0.08)	$0.12
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.02)	$(0.09)	$(0.05)	$(0.14)
Discontinued operations	$(0.01)	$0.26	$(0.03)	$0.26
Net (loss) income	$(0.03)	$0.17	$(0.08)	$0.12
WEIGHTED AVERAGE SHARES USED TO COMPUTE LOSS PER SHARE
Basic and diluted	13,647,376	13,101,699	13,647,376	12,919,001

See accompanying notes to condensed consolidated financial statements

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
SIX MONTHS ENDED DECEMBER 31, 2011
(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
BALANCES, JUNE 30, 2011	13,647,376	$13,647	$8,387,136	$29,664	$(4,259,112)	$4,171,335
Components of comprehensive income:
Net loss	–	–	–	–	(1,139,411)	(1,139,411)
Cumulative translation adjustment	–	–	–	(16,822)	–	(16,822)
Total comprehensive loss	–	–	–	–	–	(1,156,233)
BALANCES, DECEMBER 31, 2011	13,647,376	$13,647	$8,387,136	$12,842	$(5,398,523)	$3,015,102

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,139,411)	$1,505,892
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,008	247,588
Stock-based compensation expense	–	342,704
Deferred income taxes	23,290	(1,149,630)
Provision for inventory obsolescence reserves	–	3,012
Provision for returns and doubtful accounts allowance	–	(111,586)
Amortization of debt discount on convertible debt	–	91,053
Gain on sale of toner business	–	(2,869,440)
Loss on sale of fixed assets	39,925	–
Changes in operating assets and liabilities:
Accounts receivable	126,604	439,617
Inventories	–	(42,270)
Income taxes	850	51,980
Prepaid expenses and other current assets	35,906	28,029
Accounts payable	(156,508)	(542,112)
Accrued compensation and benefits	(61,856)	(449,027)
Accrued severance	–	536,725
Other accrued expenses and current liabilities	(885,746)	(28,819)
Accrued product warranty costs	(24,847)	(147,000)
Deferred rent liability	–	(15,284)
Deferred revenue	–	(19,250)
Net cash used in operating activities	(2,035,785)	(2,127,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	–	(1,100,028)
Purchases of property and equipment	–	(231,011)
Proceeds from disposition of property and equipment	68,598	–
Proceeds from sale of operating toner business	–	11,042,500
Net cash provided by investing activities	68,598	9,711,461

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash	55,532	–
Bank credit line repayments, net	–	(840,863)
Bank term loan repayments	–	(1,500,000)
Net cash provided by (used in) financing activities	55,532	(2,340,863)
Effect of exchange rate changes on cash and cash equivalents	(16,600)	(44,367)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,928,255)	5,198,413

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,112,542	317,611

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,184,287	$5,516,024

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$83,680
Income taxes paid (refunded)	$2,150	$(44,500)

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

The condensed consolidated financial statements include the accounts of Media Sciences International, Inc. (the “Company”), a Delaware corporation, and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  As of December 31, 2011, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended June 30, 2011.

The results of operations for the three months and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2012.

Nature of Business and Discontinued Operations.   Media Sciences International, Inc. is a holding company which conducted its business through its operating subsidiaries.  The Company was a manufacturer of business color printer supplies and industrial ink applications, which the Company distributed through a distribution channel and direct to original equipment manufacturers.  On November 8, 2010, the Company sold substantially all of its toner assets to Katun Corporation and one of its subsidiaries, including inventory, fixed assets and intangibles, as well as its business name and trademarks, for approximately $11 million cash of which the net carrying amount of these assets was $7.9 million.  Of the purchase price approximately $1.1 million is to be held in escrow for a fifteen month period to cover certain indemnity claims.  Certain indemnity claims are limited to no more than $2.0 million dollars for a three year time period after which there is no indemnity coverage.  The Company entered into a non-compete agreement with Katun precluding it from selling toner based products for a period of three years.  The Company also entered into a licensing arrangement with Katun whereby it could continue to use the Company’s corporate name and other intellectual property.  The Company has reclassified all of its activity related to the toner business as discontinued operations for all periods presented prior to the sale.

On April 22, 2011, Media Sciences International, Inc. Media Sciences, Inc. and Xerox Corporation entered into an agreement settling a patent infringement lawsuit before the United States District Court for the Southern District of New York, Case No. 06CV4872.  Under the terms of the settlement, all claims of the parties in the litigation were resolved by the exchange of releases that the Company received from Xerox and that the Company provided to Xerox, and additional consideration exchanged between the parties.  The settlement agreement was deemed entered into and became effective on April 22, 2011, and the parties agreed to apply for an order granting consent dismissal of the litigation.  Under the terms of the settlement, the parties resolved, on mutually agreeable terms, infringement claims on certain Xerox-held patents related to the shape of the ink sticks, and the parties exchanged certain other business and financial considerations.  The Company has delivered to Xerox certain inventory and assets related to industrial ink and has assigned certain patent and other intellectual property rights to Xerox.  The Company has ceased manufacturing its inks for use in Xerox color printers and has effectively exited the ink business.  Each party bore its own fees, costs and expenses relating to the litigation.  The gain from the settlement included settlement proceeds from Xerox of $4,950,000, plus transition service fees of $134,600 and less the net carrying amount of

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS (CONTINUED)

assets of $2,624,705.  The Company has reclassified all of its activity related to the ink business as discontinued operations for all periods presented prior to the settlement.

Assets of discontinued operations are summarized as follows:

	December 31, 2011	June 30, 2011
Accounts receivable, net	$–	$126,604
Other assets	23,975	–
Assets of discontinued operations	$23,975	$126,604

Liabilities of discontinued operations are summarized as follows:

	December 31, 2011	June 30, 2011
Accounts payable	$15,096	$56,363
Accrued compensation and benefits	–	47,941
Accrued product warranty	108,967	133,814
Other accrued expenses and other current liabilities	20,732	148,132
Liabilities of discontinued operations	$144,795	$386,250

Summarized statements of operations data for discontinued operations are as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Net sales:
Toner	$–	$1,321,663	$–	$3,976,380
Ink	–	2,656,216	–	$4,705,156
Net Sales	$–	$3,977,879	$–	$8,681,536

Pre-tax (loss) income from discontinued operations	$(117,479)	$3,101,913	$(450,219)	$3,169,390
Income tax benefit (expense)	(23,290)	197,720	(23,290)	159,220
(Loss) income from discontinued operations, net of income taxes	$(140,769)	$3,299,633	$(473,509)	3,328,610

The Company is no longer actively engaged in any material operations and the Board of Directors is reviewing a proposal for a plan of liquidation to be presented to the shareholders and voted on at the Company’s next annual meeting presently scheduled for March 8, 2012.  There can be no assurances, however, that the proposal will be approved, and if approved, the ultimate amount of net assets available for distribution to shareholders.

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

NOTE 1 –BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS (CONTINUED)

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

Restricted Cash.  At December 31, 2011 and June 30, 2011, restricted cash was $1,003,839, and $1,059,371, respectively.  The balances were restricted due to funds held in escrow in conjunction with an indemnity clause related to the sale of toner assets (see Nature of Business and Discontinued Operations above).

Income Taxes.   The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences.  The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not.  The Company has incurred substantial losses before income taxes for the three and six months ended December 31, 2011 and substantial losses from continuing operations before income taxes for the year ended June 30, 2011.  The Company provided a valuation allowance during fiscal year 2010 for substantially all of its then remaining deferred tax assets as it was deemed more likely than not that certain federal net operating loss carry forwards and other future deductible temporary differences included in the Company’s deferred tax assets would not be realized.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PROPERTY AND EQUIPMENT

		December 31 2011
		(Unaudited)	June 30, 2011
Property and Equipment, net	Useful Lives
Equipment	0 – 3 years	$12,961	$771,331
Furniture and fixtures	0 – 3 years	–	111,077
Automobiles	0 years	–	30,434
Leasehold improvements	0 years	–	8,239
Tooling and molds	0 years	–	13,084
		12,961	934,165
Less: Accumulated depreciation and amortization		12,127	905,880
		$834	$28,285

 NOTE 3 – INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed using the weighted average number of common shares outstanding.  Diluted income (loss) per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options, restricted stock units and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended December 31,			Six Months Ended December 31,
	2011	2010		2011		2010
Numerator for basic and diluted:
Loss from continuing operations	$(284,796)		$(1,108,802)		$(665,902)	$(1,822,718)
(Loss) income from discontinued operations	$(140,769)		$3,299,633		$(473,509)	$3,328,610
Net (loss) income	$(425,565)		$2,190,831		$(1,139,411)	$1,505,892

Denominator :
For basic loss per common share – weighted average shares outstanding	13,647,376		13,101,699		13,647,376	12,919,001
Effect of dilutive securities - stock options, unvested restricted stock units and warrants	–		–		–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	13,647,376		13,101,699		13,647,376	12,919,001

Basic earnings (loss) per share:
Loss from continuing operations	$(0.02)		$(0.09)	$	(0.05)	$(0.14)
(Loss) income from discontinued operations	$(0.01)		$0.26		$(0.03)	$0.26
Net (loss) income	$(0.03)		$0.17		$(0.08)	$0.12

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.02)	$	(0.09)		$(0.05)	$(0.14)
(Loss) income from discontinued operations	$(0.01)		$0.26		$(0.03)	$0.26
Net (loss) income	$(0.03)		$0.17		$(0.08)	$0.12

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME (LOSS) PER SHARE (CONTINUED)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the three and six months ended December 31, 2011 and 2010 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s loss from continuing operations for those periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Options and warrants	441,231	1,115,196	441,231	1,115,196

NOTE 4 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three and six months ended December 31, 2011 and 2010 was as follows:
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$–	$94,319	$–	$134,757
Employee restricted stock units	–	94,415	–	122,105
Non-employee director restricted stock units	–	71,541	–	87,249
Amounts capitalized as inventory	–	(316)	–	(1,407)
Total stock-based compensation expense	$–	$259,599	–	342,704
Tax effect of stock-based compensation recognized	–	(85,271)	–	(112,086)
Net effect on net income/ loss	$–	$174,688	$–	$230,618

As of December 31, 2011, the unrecorded deferred stock-based compensation balance was $0 after estimated forfeitures.

During the three and six months ended December 31, 2011, the Company did not grant any stock options.  During the three months ended December 31, 2010, the Company did not grant any stock options.  During the six months ended December 31, 2010, the Company granted 100,002 stock options with a grant date fair value of $12,780 after estimated forfeitures.  During the three and six months ended December 31, 2011, the Company did not grant any shares of restricted stock.  During the three months ended December 31, 2010, the Company granted 150,000 shares of restricted stock with a grant date fair value of $19,790 after estimated forfeitures.  During the six months ended December 31, 2010, the Company granted 200,000 shares of restricted stock with a grant date fair value of $34,772 after estimated forfeitures.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011 (a)	2010 (b)	2011 (a)	2010
Risk-free interest rate	–	–	–	1.7%
Dividend yield	–	–	–	0.0%
Expected stock price volatility	–	–	–	64%
Average expected life of options	–	–	–	4.8 years

(a)           No stock options were granted during the three or six months ended December 31, 2011.
(b)           No stock options were granted during the three months ended December 31, 2010.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

Authoritative guidance issued by the FASB requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable.  In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  For the six months ended December 31, 2010, the expected stock price volatility assumption was determined using the Company’s historic volatility.

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

Under the Company’s 1998 Plan, 1,000,000 common shares were authorized for issuance through awards of options or other equity instruments.  An aggregate of 323,385 shares were issued under the plan, and options to purchase 181,398 shares were outstanding at December 31, 2011.  The 1998 Plan, which expired on June 17, 2008, and no further awards may be made under the plan.  Under the Company’s 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of December 31, 2011, 316,227 common shares were available for future issuance under the 2006 Plan.  Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of December 31, 2011, 187,998 common shares were available for future issuance under the 2009 Plan.

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2011	493,999	$3.23
Six months ended December 31, 2011:
Options granted	–	–
Options exercised	–	–
Options cancelled/expired/forfeited	(52,768)	2.45
Balance outstanding and exercisable at December 31, 2011	441,231	$3.31

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

The options outstanding and exercisable at December 31, 2011 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.50 to $0.85	11,000	1.4	$0.73	11,000	$0.73
$1.15 to $2.00	104,488	2.2	1.92	104,488	1.92
$2.01 to $6.30	325,743	3.2	3.85	325,743	3.85
	441,231	2.9	$3.31	441,231	$3.31

At December 31, 2011, none of the Company’s exercisable options were in-the-money.  Accordingly, all outstanding and exercisable options at that date had no aggregate intrinsic value.  No options were exercised during the three or six months ended December 31, 2011.

The weighted average grant date fair value of options granted during the three and six months ended December 31, 2011, was $0, as no stock options were granted.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the three and six months ended December 31, 2011, the Company’s Board of Directors did not approve any new grants of restricted stock.

As of December 31, 2011, there was $0 of total unrecognized deferred stock based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.

NOTE 5 – ACCRUED PRODUCT WARRANTY COSTS

The Company provides a warranty for all of its consumable supply products.  The Company’s warranty stipulates that it will pay reasonable and customary charges for the repair of a printer needing service as a result of using the Company’s products.  The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized.  Factors that may affect the warranty liability and expense include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim.  The Company periodically assesses the adequacy of the recorded warranty liability and adjusts the amount as necessary.  The Company continues to warrant its products sold prior to discontinuing its operations (see Note 1) and did not sell the liability with respect to those operations.  This liability relates exclusively to operations which have been discontinued and the liability is included in liabilities of discontinued operations on the accompanying condensed consolidated balance sheets.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCRUED PRODUCT WARRANTY COSTS (CONTINUED)

Changes in accrued product warranty costs for the three and six months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31
	2011	2010	2011	2010
Accrued product warranty costs at the beginning of the period	$110,827	$365,548	$133,814	$432,548

Warranties accrued during the period	–	146,767	–	409,951
Warranties settled during the period	(1,860)	(226,767)	(24,847)	(556,951)
Net change in accrued warranty costs	(1,860)	(80,000)	(24,847)	(147,000)

Accrued product warranty costs at the end of the period	$108,967	$285,548	$108,967	$285,548

NOTE 6 – LITIGATION AND CONTINGENCIES

At December 31, 2011, the Company was not a party to any material pending legal proceeding.

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

EXECUTIVE SUMMARY

Media Sciences International, Inc. was a manufacturer of color toner cartridges and solid inks for use in business color printers.  Our products were distributed through an international network of dealers and distributors.  Through two unrelated transactions in the year ending June 30, 2011, we sold one of our product lines and exited the other.  On November 8, 2010, the Company sold substantially all of its toner assets to Katun Corporation and discontinued selling toner based products.  On April 22, 2011, and unrelated to the Katun transaction, the Company entered into an agreement with Xerox settling a patent infringement lawsuit, after which the Company ceased manufacturing its inks for use in Xerox color printers and effectively exited the ink business.  As a result, we currently have no substantive operations and the Board of Directors is reviewing a proposal for a plan of liquidation to be presented to the shareholders and voted on at the Company’s next annual meeting presently scheduled for March 8, 2012.

RESULTS OF OPERATIONS

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended December 31, 2011, compared to the same period last year, decreased by $1,451,000 or 84% to $283,000 from $1,734,000.  For the six months ended December 31, 2011, selling, general and administrative expense, exclusive of depreciation and amortization, as compared to the same period last year, decreased by $1,663,000 or 72% to $657,000 from $2,320,000.  This decrease is primarily related to the decrease in compensation expenses related to the change in corporate structure.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended December 31, 2011 compared to the same period last year, decreased by $9,000 or 93% to $1,000 from $10,000.  For the six months ended December 31, 2011, compared to the same period in 2010, non-manufacturing depreciation and amortization expense decreased by $11,000 or 64% to $6,000 from $17,000.  The decrease in non-manufacturing depreciation and amortization expense reflects the decline in our non-manufacturing fixed asset additions over the comparative periods.

Interest Expense.   For the three and six months ended December 31, 2011, we earned interest income of $100 and $200, respectively.  This compares with interest expense net of interest income of $57,000 and $133,000, respectively, for the prior year’s three and six months ended December 31, 2010.  These changes were the result of year-over-year decreases in the Company’s level of debt.

Discontinued Operations.  Discontinued operations are related to the toner product line that was sold to Katun as well as the industrial ink product line that was transferred to Xerox and the phaser ink product line that was exited as a result of the settlement of the lawsuit with Xerox.  For the three and six months ended December 31, 2011, we had a loss from discontinued operations, net of taxes, of  $141,000 and $474,000, respectively.  For the three and six months ended December 31, 2010, we had income from discontinued operations, net of taxes, of  $3,300,000 and $3,329,000, respectively.

Income Taxes.   For the three and six months ended December 31, 2011, we recorded income tax expense of $2,000 and $3,000 from continuing operations.  This represents the minimum state taxes due.  For the three and six months ended December 31, 2010, we recorded an income tax benefit of $936,922 and $896,922, respectively.  As a result of the sale of the toner business and the settlement of the lawsuit with Xerox, the Company no longer needed to provide for the exposure related to its indefinitely lived intangibles and adjusted its deferred taxes accordingly.  Additionally, the Company reduced certain of its valuation allowances resulting in a tax benefit.

Net Loss.   For the three and six months ended December 31, 2011, we incurred a net loss of $426,000 ($0.03 per share basic and diluted) and $1,139,000 ($0.08 per share basic and diluted), respectively.  This compares with a net income of $2,191,000 ($0.17 per share basic and diluted) and $1,506,000 ($0.12 per share basic and diluted), respectively, for the three and six months ended December 31, 2010.  The difference results from the items previously mentioned above as well as the gain, net of taxes, of approximately $2.87 million from the sale of the toner business.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the audited financial statements included in our Form 10-K for the year ended June 30, 2011 filed October 12, 2011.  There were no significant changes in our critical accounting policies during the six months ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2011, our cash and equivalents decreased by $1,928,000 to $2,184,000.  Operating activities used $2,036,000 while investing activities provided $69,000 and financing activities provided $56,000.  Net cash provided in investing activities of $69,000 included the proceeds from the sale of plant equipment and tooling.

We utilized $2,036,000 of cash in our operating activities for the six months ended December 31, 2011 as compared to utilizing $2,128,000 during the comparative six months ended December 31, 2010.  The $2,036,000 of cash used by operating activities during the six months ended December 31, 2011 resulted from a $1,139,000 loss from operations, non-cash charges totaling $69,000 and $966,000 of cash utilized as a result of an increase in our non-cash working capital (current assets less cash and cash equivalents net of current liabilities).  The most significant drivers behind the $966,000 decrease in our non-cash working capital include:  (1) a $1,042,000 decrease in our trade obligations and other accrued expenses; (2) a $127,000 decrease in our accounts receivable; (3) a $62,000 decrease in accrued compensation and benefits; and (4) a decrease in our prepaid expenses and other current assets of $36,000.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011, the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2011.  During the quarter ended September 30, 2011, our Chief Financial Officer also assumed the office of President and is serving as the Company’s principal executive officer.  As one individual is now responsible for the functions of a principle executive and principal financial officer, the board of directors is now providing not only oversight regarding the internal control process but also has designated a board member, a former principal executive officer of the Company who may be deemed not independent (for purposes hereof utilizing Nasdaq independence standards), to participate actively in the internal control process in order to review financial reporting. These changes have not materially affected, nor are they reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.   RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included in Item 1A “Risk Factors” of our Form 10-K for the year ended June 30, 2011, filed October 12, 2011 and is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFTEY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On December 20, 2011, we filed a Current Report on Form 8-K announcing an annual meeting of stockholders to be held on March 8, 2012 with a January 19, 2012 record date.  We have not yet filed definitive proxy materials and accordingly we may need to reschedule the meeting date.

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: February 14, 2012	By:	/s/ Denise Hawkins
Denise Hawkins
President (Principal Executive Officer) and Chief Financial Officer