Form 10-Q
period 2012-03-31
MEDIA SCIENCES INTERNATIONAL INC
filed 2012-05-14
CIK 1024022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, we had 13,647,376 shares of common stock outstanding.

MEDIA SCIENCES INTERNATIONAL, INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 1A.	RISK FACTORS	19

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4.	MINE SAFETY DISCLOSURES	19

ITEM 5.	OTHER INFORMATION	19

ITEM 6.	EXHIBITS	19

SIGNATURES		20

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	June 30,
ASSETS	(Unaudited)	2011	*
CURRENT ASSETS:
Cash and cash equivalents	$2,912,404	$4,112,542
Restricted cash held in escrow account	–	1,059,371
Prepaid taxes	7,714	–
Deferred tax assets	–	23,290
Prepaid expenses and other current assets	13,284	79,230
Assets held for sale	–	87,079
Assets of discontinued operations	13,786	126,604
Total Current Assets	2,947,188	5,488,116
PROPERTY AND EQUIPMENT, NET	–	28,285

OTHER ASSETS	7,000	7,000

TOTAL ASSETS	$2,954,188	$5,523,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$44,091	$140,472
Accrued compensation and benefits	17,755	25,518
Leases payable	–	536,756
Other accrued expenses and current liabilities	13,154	263,070
Liabilities of discontinued operations	108,073	386,250
Total Current Liabilities	183,073	1,352,066

TOTAL LIABILITIES	183,073	1,352,066

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.001 par value
Authorized 5,000,000 shares; none issued	–	–
Common Stock, $.001 par value 25,000,000 shares authorized;
13,647,376 shares issued and outstanding, as of March 31, 2012 and June 30, 2011, respectively	13,647	13,647
Additional paid-in capital	8,387,136	8,387,136
Accumulated other comprehensive income	14,417	29,664
Accumulated deficit	(5,644,085)	(4,259,112)
Total Shareholders’ Equity	2,771,115	4,171,335

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,954,188	$5,523,401

* Derived from audited financial information

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
NET REVENUES	$–	$–	$–	$–

COST OF GOODS SOLD:	–	–	–	–

GROSS PROFIT	–	–	–	–

OTHER COSTS AND EXPENSES:
Selling, general and administrative, excluding depreciation and amortization	223,825	1,328,416	880,891	3,648,618
Depreciation and amortization	834	7,853	6,842	24,481
Total other costs and expenses	224,659	1,336,269	887,733	3,673,099

LOSS FROM OPERATIONS	(224,659)	(1,336,269)	(887,733)	(3,673,099)

Interest expense	(223)	(31,250)	(223)	(166,474)
Interest income	45	7,610	217	10,297
Amortization of debt discount on convertible debt	–	(50,800)	–	(141,853)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(224,837)	(1,410,709)	(887,739)	(3,971,129)
Benefit (Provision) for income taxes	(1,500)	564,283	(4,500)	1,301,985

NET LOSS FROM CONTINUING OPERATIONS	(226,337)	(846,426)	(892,239)	(2,669,144)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(19,225)	863,406	(492,734)	4,192,016

NET (LOSS) INCOME	$(245,562)	$16,980	$(1,384,973)	$1,522,872

BASIC (LOSS) EARNINGS PER SHARE
Continuing operations	$(0.02)	$(0.06)	$(0.06)	$(0.21)
Discontinued operations	$0.00	$0.06	$(0.04)	$0.33
Net (loss) income	$(0.02)	$0.00	$(0.10)	$0.12
DILUTED (LOSS) EARNINGS PER SHARE
Continuing operations	$(0.02)	$(0.06)	$(0.06)	$(0.21)
Discontinued operations	$0.00	$0.06	$(0.04)	$0.33
Net (loss) income	$(0.02)	$0.00	$(0.10)	$0.12
WEIGHTED AVERAGE SHARES USED TO COMPUTE (LOSS) EARNINGS PER SHARE
Basic	13,647,376	13,354,088	13,647,376	12,845,972
Diluted	13,647,376	13,426,525	13,647,376	12,845,972

See accompanying notes to condensed consolidated financial statements

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
NINE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCES, JUNE 30, 2011	13,647,376	$13,647	$8,387,136	$29,664	$(4,259,112)	$4,171,335
Components of comprehensive loss:
Net loss	–	–	–	–	(1,384,973)	(1,384,973)
Cumulative translation adjustment	–	–	–	(15,247)	–	(15,247)
Total comprehensive loss	–	–	–	–	–	(1,400,220)
BALANCES, MARCH 31, 2012	13,647,376	$13,647	$8,387,136	$14,417	$(5,644,085)	$2,771,115

See accompanying notes to condensed consolidated financial statements.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,384,973)	$1,522,872
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,842	332,239
Stock-based compensation expense	–	353,013
Deferred income taxes	23,290	(1,149,630)
Provision for inventory obsolescence reserves	–	37,707
Recovery of returns and doubtful accounts allowance	–	(32,486)
Amortization of debt discount on convertible debt	–	141,853
Gain on sale of toner business	–	(2,869,440)
Loss on sale of fixed assets	39,925	–
Changes in operating assets and liabilities:
Accounts receivable	126,604	1,309,936
Inventories	–	179,244
Income taxes	(7,714)	55,980
Prepaid expenses and other current assets	52,160	61,579
Accounts payable	(96,381)	(893,734)
Accrued compensation and benefits	(7,763)	(478,336)
Accrued severance	–	502,610
Other accrued expenses and current liabilities	(1,018,030)	144,729
Accrued product warranty costs	(45,940)	(226,946)
Deferred rent liability	–	(23,157)
Deferred revenue	–	(20,097)
Net cash used in operating activities	(2,311,980)	(1,052,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in restricted cash	1,003,839	(1,100,136)
Purchases of property and equipment	–	(237,498)
Proceeds from disposition of property and equipment	68,598	–
Proceeds from sale of operating toner business	–	11,042,500
Net cash provided by investing activities	1,072,437	9,704,866

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash	55,532	–
Bank credit line repayments, net	–	(840,863)
Bank term loan repayments	–	(1,500,000)
Net cash provided by (used in) financing activities	55,532	(2,340,863)
Effect of exchange rate changes on cash and cash equivalents	(16,127)	(1,204)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,200,138)	6,310,735

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,112,542	317,611

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,912,404	$6,628,346

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$223	$83,680
Income taxes paid (refunded)	$12,214	$(44,500)

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

The condensed consolidated financial statements include the accounts of Media Sciences International, Inc. (the “Company”), a Delaware corporation, and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  As of March 31, 2012, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended June 30, 2011.

The results of operations for the three months and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending June 30, 2012.

Nature of Business and Discontinued Operations.  Media Sciences International, Inc. is a holding company which conducted its business through its operating subsidiaries.  The Company was a manufacturer of business color printer supplies and industrial ink, which the Company distributed through a distribution channel and direct to original equipment manufacturers.  On November 8, 2010, the Company sold substantially all of its toner assets to Katun Corporation and one of its subsidiaries, including inventory, fixed assets and intangibles, as well as its business name and trademarks, for approximately $11 million cash of which the net carrying amount of these assets was $7.9 million.  Of the purchase price approximately $1.1 million was to be held in escrow for a fifteen month period to cover certain indemnity claims and $1 million was returned to the Company in February 2012.  Certain indemnity claims are limited to no more than $2.0 million dollars for a three year time period after which there is no indemnity coverage. The Company entered into a non-compete agreement with Katun precluding it from selling toner based products for a period of three years.  The Company also entered into a licensing arrangement with Katun whereby it could continue to use the Company’s corporate name and other intellectual property.  The Company has reclassified all of its activity related to the toner business as discontinued operations for all periods presented prior to the sale.

On April 22, 2011, Media Sciences International, Inc., Media Sciences, Inc. and Xerox Corporation entered into an agreement settling a patent infringement lawsuit before the United States District Court for the Southern District of New York, Case No. 06CV4872.  Under the terms of the settlement, all claims of the parties in the litigation were resolved by the exchange of releases that the Company received from Xerox and that the Company provided to Xerox, and additional consideration exchanged between the parties.  The settlement agreement was deemed entered into and became effective on April 22, 2011, and the parties agreed to apply for an order granting consent dismissal of the litigation.  Under the terms of the settlement, the parties resolved, on mutually agreeable terms, infringement claims on certain Xerox-held patents related to the shape of the ink sticks, and the parties exchanged certain other business and financial considerations.  The Company has delivered to Xerox certain inventory and assets related to its industrial ink business and has assigned certain patent and other intellectual property rights to Xerox.  The Company has ceased manufacturing its inks for use in Xerox color printers and has effectively exited the ink business.  Each party bore its own fees, costs and expenses relating the litigation.  The gain from the settlement included settlement proceeds from Xerox of $4,950,000, plus transition service fees of $134,600 and less the net carrying amount of assets of $2,624,705.  The Company has reclassified all of its activity related to the ink business as discontinued operations for all periods presented prior to the settlement.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS (CONTINUED)

Assets of discontinued operations are summarized as follows:

	March 31, 2012	June 30, 2011
Accounts receivable, net	$–	$126,604
Other assets	13,786	–
Assets of discontinued operations	$13,786	$126,604

Liabilities of discontinued operations are summarized as follows:

	March 31, 2012	June 30, 2011
Accounts payable	$10,199	$56,363
Accrued compensation and benefits	–	47,941
Accrued product warranty	87,874	133,814
Other accrued expenses and other current liabilities	10,000	148,132
Liabilities of discontinued operations	$108,073	$386,250

Summarized statements of operations data for discontinued operations are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Net sales:
Toner	$–	$30,026	$–	$4,006,406
Ink	–	2,287,522	–	$6,992,678
Net Sales	$–	$2,317,548	$–	$10,999,084

Pre-tax (loss) income from discontinued operations	$(19,225)	$1,431,689	$(469,444)	$4,601,079
Income tax expense	–	(568,283)	(23,290)	(409,063)
Income (loss) from discontinued operations, net of income taxes	$(19,225)	$863,406	$(492,734)	$4,192,016

The Company is no longer actively engaged in any material operations and the Board of Directors has developed a plan of liquidation to be presented to the shareholders and voted on at the Company’s next annual meeting presently scheduled for June 14, 2012.  There can be no assurances, however, that the proposal will be approved, and if approved, the ultimate amount of net assets available for distribution to shareholders.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS (CONTINUED)

Estimates and Uncertainties.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s most significant estimates and assumptions made in the preparation of the financial statements relate to, income taxes, income tax valuation allowance, warranty reserves, and certain accrued expenses.  Actual results could differ from those estimates.

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

Restricted Cash.  At March 31, 2012 and June 30, 2011, restricted cash was $0 and $1,059,371, respectively.  The June 30, 2011 balance was restricted due to funds held in escrow in conjunction with an indemnity clause related to the sale of toner assets (see Nature of Business and Discontinued Operations above).  The remaining balance of the restricted funds, $1,003,839, was released to the Company in February 2012.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS (CONTINUED)

Income Taxes.   The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences.  The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not.  The Company has incurred substantial losses before income taxes for the three and nine months ended March 31, 2012 and substantial losses from continuing operations before income taxes for the year ended June 30, 2011.  The Company provided a valuation allowance during fiscal year 2010 for substantially all of its then remaining deferred tax assets as it was deemed more likely than not that certain federal net operating loss carry forwards and other future deductible temporary differences included in the Company’s deferred tax assets would not be realized.

NOTE 2 – PROPERTY AND EQUIPMENT

		March 31, 2012
		(Unaudited)	June 30, 2011
Property and Equipment, net	Useful Lives
Equipment	0 – 3 years	$12,961	$771,331
Furniture and fixtures	0 – 3 years	–	111,077
Automobiles	0 years	–	30,434
Leasehold improvements	0 years	–	8,239
Tooling and molds	0 years	–	13,084
		12,961	934,165
Less: Accumulated depreciation and amortization		12,961	905,880
		$–	$28,285

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

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011		2012	2011
Numerator for basic and diluted:
(Loss) from continuing operations	$(226,337)		$(846,426)	$(892,239)	$(2,669,144)
(Loss) income from discontinued operations	$(19,225)		$863,406	$(492,734)	$4,192,016
Net income (loss)	$(245,562)		$16,980	$(1,384,973)	$1,522,872

Denominator :
For basic loss per common share – weighted average shares outstanding	13,647,376		13,354,088	13,647,376	12,845,972
Effect of dilutive securities - stock options, unvested restricted stock units and warrants	–		72,437	–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	13,647,376		13,426,525	13,647,376	12,845,972

Basic earnings (loss) per share:
(Loss) from continuing operations	$(0.02)		$(0.06)	$(0.06)	$(0.21)
(Loss) income from discontinued operations	$0.00		$0.06	$(0.04)	$0.33
Net (loss) income	$(0.02)		$0.00	$(0.10)	$0.12

Diluted earnings (loss) per share:
(Loss) from continuing operations	$(0.02)	$	(0.06)	$(0.06)	$(0.21)
(Loss) income from discontinued operations	$0.00		$0.06	$(0.04)	$0.33
Net (loss) income	$(0.02)		$0.00	$(0.10)	$0.12

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME (LOSS) PER SHARE (CONTINUED)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2012 and 2011 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss from continuing operations for those periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Options and warrants	323,590	1,097,796	323,590	1,097,796

NOTE 4 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Stock-based compensation expense by type of award:
Employee stock options	$–	$3,369	$–	$138,139
Employee restricted stock units	–	6,926	–	129,031
Non-employee director restricted stock units	–	–	–	87,250
Amounts capitalized as inventory	–	–	–	(1,407)
Total stock-based compensation expense	$–	$10,295	–	353,013
Tax effect of stock-based compensation recognized	–	2,517	–	(114,603)
Net effect on net income/ loss	$–	$7,778	$–	$238,410

As of March 31, 2012, the unrecorded deferred stock-based compensation balance was $0 after estimated forfeitures.

During the three and nine months ended March 31, 2012, the Company did not grant any stock options.  During the three months ended March 31, 2011, the Company did not grant any stock options. During the nine months ended March 31, 2011, the Company granted 100,002 stock options with a grant date fair value of $12,780, after estimated forfeitures.  During the three and nine months ended March 31, 2012, the Company did not grant any shares of restricted stock. During the three months ended March 31, 2011, the Company did not grant any shares of restricted stock.  During the nine months ended March 31, 2011, the Company granted 200,000 shares of restricted stock with a grant date fair value of $34,772, after estimated forfeitures.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012 (a)	2011 (b)	2012 (a)	2011
Risk-free interest rate	–	–	–	1.7%
Dividend yield	–	–	–	0.0%
Expected stock price volatility	–	–	–	64%
Average expected life of options	–	–	–	4.8 years

(a)      No stock options were granted during the three or nine months ended March 31, 2012.
(b)      No stock options were granted during the three months ended March 31, 2011.

Authoritative guidance issued by the FASB requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable.  In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  For the nine months ended March 31, 2011, the expected stock price volatility assumption was determined using the Company’s historic volatility.

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

Under the Company’s 1998 Plan, 1,000,000 common shares were authorized for issuance through awards of options or other equity instruments.  An aggregate of 323,385 shares were issued under the plan, and options to purchase 140,000 shares were outstanding at March 31, 2012.  The 1998 Plan expired on June 17, 2008, and no further awards may be made under the plan.  Under the 2006 Plan, 1,000,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of March 31, 2012, 392,470 common shares were available for future issuance under the 2006 Plan.  Under the Company’s 2009 Plan, 1,250,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of March 31, 2012, 204,665 common shares were available for future issuance under the 2009 Plan.

MEDIA SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes the combined stock option plan and non-plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at June 30, 2011	493,999	$3.23
Nine months ended March 31, 2012:
Options granted	–	–
Options exercised	–	–
Options cancelled/expired/forfeited	(170,409)	2.73
Balance outstanding at March 31, 2012	323,590	$3.48

The options outstanding and exercisable at March 31, 2012 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.34 to $0.85	10,000	1.2	$0.75	10,000	$0.75
$1.00 to $2.00	62,013	2.0	1.88	62,013	1.88
$2.01 to $6.33	251,577	2.9	3.98	251,577	3.98
	323,590	2.7	$3.48	323,590	$3.48

At March 31, 2012, none of the Company’s exercisable options were in-the-money.  Accordingly, all outstanding and exercisable options at that date had no aggregate intrinsic value.  No options were exercised during the three or nine months ended March 31, 2012.

The weighted average grant date fair value of options granted during the three and nine months ended March 31, 2012, was $0, as no stock options were granted.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the three and nine months ended March 31, 2012, the Company’s Board of Directors did not approve any new grants of restricted stock.

As of March 31, 2012, there was $0 of total unrecognized deferred stock based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Plans.

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

Changes in accrued product warranty costs for the three and nine months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31
	2012	2011	2012	2011
Accrued product warranty costs at the beginning of the period	$108,967	$285,548	$133,814	$432,548

Warranties accrued during the period	–	37,578	–	447,529
Warranties settled during the period	(21,903)	(117,524)	(45,940)	(674,475)
Net change in accrued warranty costs	(21,903)	(79,946)	(45,940)	(226,946)

Accrued product warranty costs at the end of the period	$87,874	$205,602	$87,874	$205,602

NOTE 6 – LITIGATION AND CONTINGENCIES

At March 31, 2012, the Company was not a party to any material pending legal proceeding.

NOTE 7 – COMPREHENSIVE INCOME (LOSS)

During the three and nine months ended March 31, 2012, comprehensive loss was $244,000 and $1,400,000.  During the three months ended March 31, 2011, comprehensive loss was $5,000.  During the nine months ended March 31, 2011, comprehensive income was $1,545,000.

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

EXECUTIVE SUMMARY

Media Sciences International, Inc. was a manufacturer of color toner cartridges and solid inks for use in business color printers.  Our products were distributed through an international network of dealers and distributors.  Through two unrelated transactions in the year ending June 30, 2011, we sold one of our product lines and exited the other.  On November 8, 2010, the Company sold substantially all of its toner assets to Katun Corporation and discontinued selling toner based products.  On April 22, 2011, and unrelated to the Katun transaction, the Company entered into an agreement with Xerox settling a patent infringement lawsuit, after which the Company ceased manufacturing its inks for use in Xerox color printers and effectively exited the ink business.  As a result, we currently have no ongoing business operations and the Board of Directors has developed a plan of liquidation to be presented to its shareholders and voted on at the Company’s next annual meeting presently scheduled for June 14, 2012.

RESULTS OF OPERATIONS

Selling, General and Administrative.   Selling, general and administrative expense, exclusive of depreciation and amortization, for the three months ended March 31, 2012, compared to the same period last year, decreased by $1,104,000 or 83% to $224,000 from $1,328,000.  For the nine months ended March 31, 2012, selling, general and administrative expense, exclusive of depreciation and amortization, as compared to the same period last year, decreased by $2,768,000 or 76% to $881,000 from $3,649,000.  This decrease is primarily related to the decrease in compensation expenses related to the change in corporate structure.

Depreciation and Amortization.   Non-manufacturing depreciation and amortization expense for the three months ended March 31, 2012 compared to the same period last year, decreased by $7,000 or 89% to $1,000 from $8,000.  For the nine months ended March 31, 2012, compared to the same period in 2011, non-manufacturing depreciation and amortization expense decreased by $17,000 or 72% to $7,000 from $24,000.  The decrease in non-manufacturing depreciation and amortization expense reflects the decline in our non-manufacturing fixed asset additions over the comparative periods.

Interest Expense.   For the three and nine months ended March 31, 2012, we incurred interest expense of $223 in each respective period.  This compares with interest expense of $31,000 and $166,000, respectively, for the prior year’s three and nine months ended March 31, 2011.  These changes were the result of year-over-year decreases in the Company’s level of debt.

Discontinued Operations.  Discontinued operations are related to toner products that were sold to Katun as well as the industrial ink product line that was transferred to Xerox and the phaser ink product line that was exited as a result of the settlement of the lawsuit with Xerox.  For the three and nine months ended March 31, 2012, we had a loss from discontinued operations, net of taxes, of $19,000 and $493,000, respectively.  For the three and nine months ended March 31, 2011, we had income from discontinued operations, net of taxes, of $863,000 and $4,192,000, respectively.

Income Taxes.   For the three months ended March 31, 2012, we recorded income tax expense of $2,000.  This compares with income tax benefit of $564,000, for the three months ended March 31, 2011.  For the nine months ended March 31, 2012, we recorded income tax expense of $5,000.  This compares with income tax benefit of $1,302,000, for the nine months ended March 31, 2011.   As a result of the sale of the toner business and the settlement of the lawsuit with Xerox, the Company no longer needed to provide for the exposure related to its indefinitely lived intangibles and adjusted its deferred taxes accordingly.  Additionally, the Company reduced certain of its valuation allowances resulting in a tax benefit.

Net Loss.   For the three and nine months ended March 31, 2012, we incurred a net loss of $246,000 ($0.02 per share basic and diluted) and $1,385,000 ($0.10 per share basic and diluted), respectively.  This compares with a net income of $17,000 ($0.00 per share basic and diluted) and $1,523,000 ($0.12 per share basic and diluted), respectively, for the three and nine months ended March 31, 2011.  The difference results from the items previously mentioned above as well as the gain, net of taxes, of approximately $2.87 million from the sale of the toner business.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the audited financial statements included in our Form 10-K for the year ended June 30, 2011 filed October 12, 2011.  There were no significant changes in our critical accounting policies during the nine months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2012, our cash and equivalents decreased by $1,200,000 to $2,912,000.  Operating activities used $2,312,000 while investing activities provided $1,072,000 and financing activities provided $56,000.  Net cash provided by investing activities of $1,072,000 included the release of funds held in escrow of $1,004,000 and proceeds from the sale of plant equipment and tooling of $68,000.

We utilized $2,312,000 of cash in our operating activities for the nine months ended March 31, 2012 as compared to utilizing $1,052,000 during the comparative nine months ended March 31, 2011.  The $2,312,000 of cash used by operating activities during the nine months ended March 31, 2012 resulted from a $1,385,000 loss from operations, non-cash charges totaling $70,000 and $997,000 of cash utilized as a result of a decrease in our non-cash working capital (current assets less cash and cash equivalents net of current liabilities).  The most significant drivers behind the $997,000 decrease in our non-cash working capital include:  (1) a $1,114,000 decrease in our trade obligations and other accrued expenses; (2) a $127,000 decrease in our accounts receivable; (3) a $46,000 decrease in accrued product warranties; and (4) a decrease in our prepaid expenses and other current assets of $52,000.

SOME SIGNIFICANT FACTORS AFFECTING FUTURE LIQUIDITY

Our liquidity could be significantly affected by future legal fees and other costs as the Company currently does not have any ongoing business operations.

FUTURE FINANCING REQUIREMENTS

Management believes that cash on hand will be sufficient to meet the Company’s obligations and fund its day-to-day operations for the next twelve months.

CAPITAL EXPENDITURES

We currently do not plan to invest in any capital expenditures over the next twelve months, since we have no ongoing business operations.

SEASONALITY

Historically we have not experienced significant seasonality in our business.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information set forth in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) in our Form 10-K for the year ended June 30, 2011, filed October 12, 2011.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Principal Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012, the end of the period covered by this report.  Based on such evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its Principal Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2012.  During the quarter ended September 30, 2011, our Chief Financial Officer also assumed the office of President and is serving as the Company’s principal executive officer.  As one individual is now responsible for the functions of a principle executive and principal financial officer, the board of directors is now providing not only oversight regarding the internal control process but also has designated a board member, a former principal executive officer of the Company who may be deemed not independent (for purposes hereof utilizing Nasdaq independence standards), to participate actively in the internal control process in order to review financial reporting. These changes have not materially affected, nor are they reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

MEDIA SCIENCES INTERNATIONAL, INC.

Dated: May 14, 2012	By:	/s/ Denise Hawkins
Denise Hawkins
President (Principal Executive Officer) and Chief Financial Officer